Form 10-Q
period 1995-02-25
EZ EM INC
filed 1995-04-07
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended  February 25, 1995
                                             ------------------


                       Commission file number 0-13003
                                              -------


                                E-Z-EM, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Delaware                          11-1999504
        ------------------------------           -------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


             717 Main Street, Westbury, New York            11590
          ----------------------------------------       ----------
          (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code (516) 333-8230
                                                         --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    /X/      No    / /


On April 5, 1995, there were 4,032,532 shares of the registrant's Class A Common Stock outstanding and 4,785,462 shares of the registrant's Class B Common Stock outstanding.





                                Page 1 of 20
                          Exhibit Index on Page 18

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX


PART I:  FINANCIAL INFORMATION                                    PAGE


  Item 1.  Financial Statements


    Consolidated Balance Sheets - February 25, 1995 and
      May 28, 1994                                                3 - 4


    Consolidated Statements of Operations - twelve and
      thirty-nine weeks ended February 25, 1995 and
      thirteen and thirty-nine weeks ended February 26, 1994        5


    Consolidated Statement of Stockholders' Equity -
      thirty-nine weeks ended February 25, 1995                     6


    Consolidated Statements of Cash Flows - thirty-nine
      weeks ended February 25, 1995 and February 26, 1994         7 - 8


    Notes to Consolidated Financial Statements                    9 - 12


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13 - 17


PART II:  OTHER INFORMATION


  Item 1.  Legal Proceedings                                       18


  Item 6.  Exhibits and Reports on Form 8-K                        18

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 February 25,    May 28,
               ASSETS                                1995         1994
                                                    ------       ------
                                                 (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                        $ 2,789      $ 6,851
  Debt and equity securities                           473          485
  Accounts receivable, principally
    trade, net                                      15,591       17,587
  Inventories                                       21,895       18,919
  Other current assets                               2,465        2,432
                                                    ------       ------

      Total current assets                          43,213       46,274

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      20,768       18,572

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              641          679

INTANGIBLE ASSETS, less accumulated
  amortization                                         484          467

DEBT AND EQUITY SECURITIES                           5,545        3,264

OTHER ASSETS                                         2,857        2,275
                                                    ------       ------

                                                   $73,508      $71,531
                                                    ======       ======






The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 February 25,    May 28,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1995         1994
                                                    ------       ------
                                                 (unaudited)    (audited)

CURRENT LIABILITIES
  Notes payable                                    $ 1,194      $   777
  Current maturities of long-term debt                 183        2,307
  Accounts payable                                   4,755        4,394
  Accrued liabilities                                5,057        5,246
  Accrued income taxes                                 463          462
                                                    ------       ------

      Total current liabilities                     11,652       13,186

LONG-TERM DEBT, less current maturities                461          586

OTHER NONCURRENT LIABILITIES                         1,670        1,553

MINORITY INTEREST IN SUBSIDIARY                      1,957        1,937

CONTINGENCIES
                                                    ------       ------

      Total liabilities                             15,740       17,262
                                                    ------       ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 12,000,000 shares;
      issued and outstanding 4,032,532 shares
      at February 25, 1995 and May 28, 1994            403          403
    Class B (non-voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,785,212
      shares at February 25, 1995 and 4,528,680
      shares at May 28, 1994                           479          453
  Additional paid-in capital                        11,570       10,505
  Retained earnings                                 43,750       44,414
  Unrealized holding gain on debt and
    equity securities                                2,933
  Cumulative translation adjustments                (1,367)      (1,506)
                                                    ------       ------

      Total stockholders' equity                    57,768       54,269
                                                    ------       ------

                                                   $73,508      $71,531
                                                    ======       ======



The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                               Twelve      Thirteen    Thirty-nine weeks ended
                            weeks ended  weeks ended   -----------------------
                            February 25, February 26, February 25, February 26,
                                1995         1994         1995         1994
                               ------       ------       ------       ------
                                   (in thousands, except per share data)

Net sales                     $21,961      $22,633      $69,762      $66,721

Cost of goods sold             13,142       14,510       39,478       40,159
                               ------       ------       ------       ------

      Gross profit              8,819        8,123       30,284       26,562
                               ------       ------       ------       ------

Operating expenses
  Selling and administrative    8,109        7,784       24,706       23,125
  Research and development      1,712        2,068        4,985        5,669
                               ------       ------       ------       ------

    Total operating expenses    9,821        9,852       29,691       28,794
                               ------       ------       ------       ------

      Operating profit (loss)  (1,002)      (1,729)         593       (2,232)

Other income (expense)
  Interest income                  83          118          471          371
  Interest expense                (67)         (98)        (251)        (312)
  Other, net                       58           11          289          205
                               ------       ------       ------       ------

      Earnings (loss) before
        income taxes and
        minority share of sub-
        sidiary's operations     (928)      (1,698)       1,102       (1,968)

Income tax provision              386          268          908          859
                               ------       ------       ------       ------

      Earnings (loss) before
        minority share of sub-
        sidiary's operations   (1,314)      (1,966)         194       (2,827)

Minority share of
  subsidiary's operations         237           55          234          (29)
                               ------       ------       ------       ------

      NET EARNINGS (LOSS)     $(1,077)     $(1,911)      $  428      $(2,856)
                                =====        =====        =====        =====

Earnings (loss) per common share
  Primary and fully
    diluted                   $  (.12)     $  (.22)      $  .05      $  (.32)
                                =====        =====        =====        =====

Weighted average common shares
  Primary and fully
    diluted                 8,817,744    8,817,609    8,817,742    8,816,542
                            =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Thirty-nine weeks ended February 25, 1995
                                 (unaudited)
                      (in thousands, except share data)


                                                                                            Unrealized
                                     Class A            Class B                             holding gain
                                   common stock       common stock     Additional            on debt      Cumulative
                                 -----------------   ---------------    paid-in   Retained  and equity    translation
                                  Shares    Amount   Shares    Amount   capital   earnings  securities    adjustments   Total
                                  ------    ------   ------    ------   -------   --------  ----------    -----------   -----

Balance at May 28, 1994          4,032,532   $403   4,528,680   $453    $10,505    $44,414                 $(1,506)   $54,269

Issuance of stock                                          20
3% common stock dividend
  ($1,383 paid in cash in
  lieu of fractional shares)                          256,512     26      1,065     (1,092)                                (1)
Net earnings                                                                           428                                428
Unrealized holding gain on debt
  and equity securities                                                                        $2,933                   2,933
Foreign currency translation
  adjustments                                                                                                  139        139
                                 ---------   ----   ---------   ----    -------    -------     ------      -------    -------

Balance at February 25, 1995     4,032,532   $403   4,785,212   $479    $11,570    $43,750     $2,933      $(1,367)   $57,768
                                 =========    ===   =========    ===     ======     ======      =====        =====     ======







The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                   Thirty-nine weeks ended
                                                   -----------------------
                                                  February 25,   February 26,
                                                     1995          1994
                                                     ----          ----
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings (loss)                               $  428      $(2,856)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities
      Depreciation and amortization                  2,067        2,076
      Gain on sale of investments                                   (33)
      Minority share of subsidiary's
        operations                                    (234)          29
      Changes in operating assets and
        liabilities
          Accounts receivable                        1,996        2,128
          Inventories                               (2,976)         327
          Other current assets                         (33)         (24)
          Other assets                                  24            7
          Accounts payable                             361          233
          Accrued liabilities                         (190)          50
          Accrued income taxes                           1         (118)
          Other noncurrent liabilities                  89          138
                                                     -----        -----

            Net cash provided by
              operating activities                   1,533        1,957
                                                     -----        -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                  (4,152)      (1,677)
  Increase in debt and equity securities               (19)        (233)
                                                     -----        -----

      Net cash used in investing
        activities                                  (4,171)      (1,910)
                                                     -----        -----

Cash flows from financing activities:
  Repayments of debt                                (3,047)        (879)
  Proceeds from issuance of debt                     1,134          891
  Proceeds from minority shareholder                   254
  Issuance of stock in connection with
    the stock purchase plan                                          22
                                                     -----        -----

      Net cash (used in) provided by
        financing activities                        (1,659)          34
                                                     -----        -----

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                   Thirty-nine weeks ended
                                                   -----------------------
                                                  February 25,   February 26,
                                                     1995          1994
                                                     ----          ----
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $  235       $ (760)
                                                     -----        -----

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                 (4,062)        (679)

Cash and cash equivalents
  Beginning of period                                6,851        7,054
                                                     -----        -----

  End of period                                     $2,789       $6,375
                                                     =====        =====

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $  171       $  239
                                                     =====        =====
      Income taxes (net of refunds of
        $449,000 and $245,000 in 1995
        and 1994, respectively)                     $  404       $  615
                                                     =====        =====





The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   February 25, 1995 and February 26, 1994
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of February 25, 1995, the consolidated statement of stockholders' equity for the period ended February 25, 1995, and the consolidated statements of operations and cash flows for the periods ended February 25, 1995 and February 26, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at February 25, 1995 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1994 Annual Report on Form 10-K filed by the Company on August 26, 1994. The results of operations for the periods ended February 25, 1995 and February 26, 1994 are not necessarily indicative of the operating results for the respective full years.


NOTE B - DEBT AND EQUITY SECURITIES

  The Company has adopted Statement of Financial Accounting Standards No. 115,
    "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Pursuant to SFAS 115, this Statement has not been applied retroactively to prior years' financial statements.

  Pursuant to SFAS 115, debt and equity securities are to be classified in three categories and accounted for as follows: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operations; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity. Cost is determined using the specific identification method.

                        E-Z-EM, Inc. and Subsidiaries

                   February 25, 1995 and February 26, 1994
                                 (unaudited)


NOTE B - DEBT AND EQUITY SECURITIES (continued)

  Debt and equity securities at February 25, 1995 consist of the following:

                                                                 Unrealized
                                           Amortized    Fair      Holding
                                             Cost      Value    Gain (Loss)
                                            --------   -----    -----------
                                                   (in thousands)
    CURRENT

      Held-to-maturity securities
        (carried on the balance sheet
        at amortized cost)
          Debt securities                   $   75     $   75
                                             -----      -----

      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities                    398        354     $  (35)
          Other                                 44         44
                                             -----      -----      -----

                                               442        398        (35)
                                             -----      -----      -----

                                            $  517     $  473     $  (35)
                                             =====      =====      =====

    NONCURRENT

      Held-to-maturity securities
        (carried on the balance sheet
        at amortized cost)
          Debt securities with maturities
            after one year through five
            years                           $1,594     $1,616
                                             -----      -----

      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities                  1,662      3,950     $2,288
          Other                                  1          1
                                             -----      -----      -----

                                             1,663      3,951      2,288
                                             -----      -----      -----

                                            $3,257     $5,567     $2,288
                                             =====      =====      =====

                        E-Z-EM, Inc. and Subsidiaries

                   February 25, 1995 and February 26, 1994
                                 (unaudited)


NOTE C - INVENTORIES

  Inventories consist of the following:

                                                 February 25,    May 28,
                                                     1995         1994
                                                    ------       ------
                                                      (in thousands)

    Finished goods                                 $10,177      $ 8,927
    Work in process                                  2,135        1,704
    Raw materials                                    9,583        8,288
                                                    ------       ------

                                                   $21,895      $18,919
                                                    ======       ======


NOTE D - COMMON STOCK

  On January 24, 1995, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on March 16, 1995 to shareholders of record on February 24, 1995. Earnings (loss) per common share have been retroactively adjusted to reflect the stock dividend.

  Under the 1983 and 1984 Stock Option Plans, options for 1,013,415 shares were granted at prices ranging from $4.25 to $4.75 per share, options for 407,368 shares were cancelled at prices ranging from $4.75 to $16.75 per share and no options were exercised during the thirty-nine weeks ended February 25, 1995.

  Under the Employee Stock Purchase Plan, 20 shares were purchased at $4.46 per share during the thirty-nine weeks ended February 25, 1995. Total proceeds received by the Company approximated $89.00.


NOTE E - CONTINGENCIES

  The Company is presently a defendant in a product liability action. This suit claims damages based upon alleged injuries resulting from the use of one of the Company's products. The action is in its early stages and while the Company is actively defending against the claim, it is unable to predict its outcome. It should be noted that in this action the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that its liability in this case will exceed its insurance coverage.

  The Company was the defendant in a product liability action with respect to an alleged adverse reaction to one of its products. Such action was settled in October 1994. The settlement was covered by insurance.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   February 25, 1995 and February 26, 1994
                                 (unaudited)


NOTE E - CONTINGENCIES (continued)

  During March 1994, the Company began recalling its effervescent granules and colon cleansing products due to packaging and formulation problems, which might have resulted in inconsistent product performance over time. The recalls were initiated by the Company's desire to ensure complete product efficacy, as patient safety issues were not involved. The Company recorded a pre-tax provision in the aggregate amount of $1,546,000 during fiscal 1994, with respect to such recalls. These products currently account for less than five percent of the Company's sales volume. Included in accrued liabilities and inventory are reserves related to these recalls of approximately $50,000 and $174,000, respectively, at February 25, 1995.

  The Company has been sued by Olympia Holding Corporation p/k/a P-I-E
    Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the United States Bankruptcy Court for the Middle District of Florida. The case is in its preliminary stages. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds - recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.

  During fiscal 1993, Surgical Dynamics Inc.'s ("Surgical") lease agreement on the Alameda, California office and production facilities was terminated prematurely. Surgical is a 51%-owned subsidiary of the Company. As of the termination, the remaining future minimum lease payments totalled approximately $3,146,000. Surgical's management is negotiating with its former landlord to settle the lease commitment. In fiscal 1993, Surgical accrued $600,000 for the estimated settlement of the lease commitment. The final resolution of actual amounts, however, is dependent upon future events, the outcome of which is not fully determinable at the present time.


NOTE F - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                        E-Z-EM, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

     The Company's quarter ended February 25, 1995 represents twelve weeks and the quarter ended February 26, 1994 represents thirteen weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which decreased 3% during the quarter, accounted for 90% of sales in the current quarter versus 91% in the comparable prior year quarter. The surgical products industry segment includes the Nucleotome device and other surgical devices and accessories used in spinal surgery. Surgical product sales, which increased 1% during the quarter, represented 10% of sales in the current quarter versus 9% in the comparable prior year quarter.

     Diagnostic segment results for the current quarter were adversely affected by reduced sales, resulting, in part, from the reduced number of shipping days in the domestic operations during the current quarter. Diagnostic results for the comparable quarter of the prior year were adversely impacted by the anticipated cost of product recalls, which the Company began in March 1994, due to packaging and formulation problems with its effervescent granules and colon cleansing products. Diagnostic results for the comparable quarter of the prior year were also adversely affected by a decline in sales of contrast systems in the domestic market. The Company attributes the sales decline in the comparable quarter of the prior year to the turmoil in the healthcare industry from proposed reform, which resulted in reduced patient procedures, consequent purchasing cutbacks on the part of hospitals, and a generalized slowdown in our customers' orders.

     Surgical segment results for the current quarter were adversely affected by increased operating expenses of $204,000, principally due to expanded selling and marketing efforts in both the domestic and international marketplace. Surgical Dynamics contributed losses of $246,000 to E-Z-EM's consolidated operations in the current quarter, as compared to losses of $57,000 in the comparable quarter of the prior year.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended February 25, 1995, the Company reported a net loss of $1,077,000, or ($.12) per common share, as compared to a net loss of $1,911,000, or ($.22) per common share, for the comparable period of last year. Results for the current quarter were adversely affected by reduced sales, resulting, in part, from the reduced number of shipping days in the domestic operations during the current quarter. Results for the comparable quarter of the prior year were adversely impacted by the reserve for product recalls of $1,008,000 and severance benefits accrued or paid to terminated employees of $480,000. The reserve for product recalls is included in cost of goods sold and selling and administrative expenses in the consolidated statements of operations.

     Sales for the quarter ended February 25, 1995 decreased 3% as compared to the quarter ended February 26, 1994 due primarily to decreased contrast system sales of $1,063,000, which resulted from the reduced number of shipping days in the domestic operations during the current quarter versus the comparable prior year quarter, partially offset by price increases, which accounted for approximately 2% of sales in the current quarter. Sales in international markets, including direct exports from the United States, increased 3%, or $241,000, in the current quarter versus the comparable period of last year due primarily to increased sales of non-contrast systems.

     Gross profit expressed as a percentage of sales increased to 40% during the current quarter from 36% in the comparable period of last year. The lower gross profit percentage in the comparable period of the prior year was due primarily to the reserve for product recalls of $884,000 and severance benefits accrued or paid to terminated employees of $194,000. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

     Selling and administrative ("S&A") expenses were $8,109,000 during the quarter ended February 25, 1995 versus $7,784,000 during the quarter ended February 26, 1994. This increase of $325,000, or 4%, in the current quarter was principally due to expanded diagnostic S&A efforts in the international marketplace approximating $172,000 and expanded surgical selling and marketing efforts in both the domestic and international marketplace of $132,000.

     Research and development ("R&D") expenditures decreased 17% in the current quarter to $1,712,000, or 8% of sales, from $2,068,000, or 9% of sales, in the comparable prior year quarter. Included in the comparable prior year quarter were severance benefits accrued or paid to terminated employees approximating $261,000. Of the R&D expenditures in the current quarter, approximately 64% relate to interventional radiology projects, 12% to spinal surgery projects, 10% to contrast systems, 8% to immunological projects and 6% to other projects. R&D expenditures are expected to continue at approximately current levels and significant revenues resulting from future product commercialization are not anticipated during the balance of this fiscal year.

     Other income, net of expenses, increased $43,000 during the current quarter versus the comparable period of last year due to foreign currency exchange gains realized in the current quarter.

     For the quarter ended February 25, 1995, the Company reported an income tax provision of $386,000 notwithstanding a loss before income taxes and minority share of subsidiary's operations of $928,000. In general, this was due to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized. For the quarter ended February 26, 1994, the Company reported an income tax provision of $268,000 notwithstanding a loss before income taxes and minority share of subsidiary's operations of $1,698,000. In general, this was due to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized, and was partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment.

     The Company reports 100% of the revenues and expenses related to its 51%-owned subsidiary, Surgical Dynamics Inc., the manufacturer and marketer of the Nucleotome, but only 51% of its net earnings (loss). The variation in each reported year between earnings (loss) before minority share of subsidiary's operations and net earnings (loss) is caused by the elimination of the 49% minority interest in Surgical Dynamics.


THIRTY-NINE WEEKS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     Diagnostic product sales, which increased 4% during the thirty-nine weeks ended February 25, 1995, accounted for 90% of sales in the current period versus 91% in the comparable period of last year. Surgical product sales, which increased 12% during the thirty-nine weeks ended February 25, 1995, represented 10% of sales in the current period, as compared to 9% in the prior year.

     Diagnostic results for the current period were positively impacted by increased sales demand and improved gross margins, partially offset by increased domestic selling and marketing expenses. Diagnostic results for the comparable period of the prior year were adversely affected by the anticipated cost of product recalls, as well as a decline in sales of contrast systems in the domestic market. The Company attributes the sales decline in the comparable period of the prior year to the turmoil in the healthcare industry from proposed reform.

     Surgical product sales increased 12% in the current period due primarily to the introduction of the Nucleotome EndoFlexTM (the "EndoFlex"), a device used in endoscopic lumbar discectomy. The EndoFlex provides maneuverable flexible cutting, endoscopic visualization, and safe effective removal of disc material through a single 4.5 mm incision. Surgical results for the current period were adversely affected by increased operating expenses of $645,000, principally due to expanded selling and marketing efforts in both the domestic and international marketplace. Surgical Dynamics contributed losses of $243,000 to E-Z-EM's consolidated operations in the current period, as compared to earnings of $30,000 in the comparable period of the prior year.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the thirty-nine weeks ended February 25, 1995, the Company reported net earnings of $428,000, or $.05 per common share, as compared to a net loss of $2,856,000, or ($.32) per common share, for the comparable period of last year. Results for the current period were positively impacted by increased sales demand in both the diagnostic and surgical segments, coupled with improved gross margins in the diagnostic segment, partially offset by increased domestic selling and marketing expenses in both industry segments. Results for the comparable period of last year were adversely impacted by the reserve for product recalls and related in-house inventory of $1,474,000 and severance benefits accrued or paid to terminated employees of $550,000. The reserve for product recalls and related in-house inventory is included in cost of goods sold and S&A expenses in the consolidated statements of operations. Results for the comparable period of last year were also adversely impacted by reduced manufacturing activity in the diagnostic segment, which resulted from both high opening inventory levels and lower than expected demand for contrast systems products due to uncertainty surrounding the numerous Congressional healthcare reform proposals.

     Sales for the thirty-nine weeks ended February 25, 1995 increased 5% as compared to the thirty-nine weeks ended February 26, 1994 due primarily to price increases, which accounted for approximately 2% of sales in the current period, and increased non-contrast systems sales of $1,298,000, which includes the AngioDynamics division's Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line. Increased surgical product sales of $592,000 also contributed to the sales improvement in the current period. Sales in international markets, including direct exports from the United States, increased 8%, or $2,002,000, in the current period versus the comparable period of last year due primarily to increased sales of contrast systems of $894,000, non-contrast systems of $745,000 and surgical products of $363,000.

     Gross profit expressed as a percentage of sales increased to 43% during the current period from 40% in the comparable period of last year. The lower gross profit percentage in the comparable period of the prior year was due primarily to: The reserve for product recalls and related in-house inventory of $1,350,000; reduced manufacturing activity in the diagnostic segment, which resulted from both high opening inventory levels and lower than expected demand for contrast systems products due to uncertainty surrounding the numerous Congressional healthcare reform proposals; and severance benefits accrued or paid to terminated employees of $258,000.

     S&A expenses were $24,706,000 during the thirty-nine weeks ended February 25, 1995 versus $23,125,000 during the comparable period of last year. This increase of $1,581,000, or 7%, in the current period was due principally to expanded S&A efforts in the Company's diagnostic segment approximating $976,000, and expanded surgical selling and marketing efforts in both the domestic and international marketplace of $559,000.

     R&D expenditures decreased 12% in the current period to $4,985,000, or 7% of sales, from $5,669,000, or 8% of sales, in the comparable prior year period. This decline was due primarily to reduced spending of $849,000 resulting from a product introduction into the domestic marketplace related to diagnostic tests for detecting and monitoring H. pylori, the bacterium believed to cause gastritis, ulcers and possibly stomach cancer. Increased spending in the field of interventional radiology of $494,000 was partially offset by reduced contrast system spending of $368,000, primarily due to staff reductions. Of the R&D expenditures in the current period, approximately 60% relate to interventional radiology projects, 12% to immunological projects, 11% to contrast systems, 10% to spinal surgery projects and 7% to other projects.

     Other income, net of expenses, increased $245,000 during the current period versus the comparable period of last year, principally due to the discounting effect of an interest free loan, which the Company repaid during the current period.

     The Company's effective tax rate of 82% during the thirty-nine weeks ended February 25, 1995 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized, and was partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable

United States tax treatment. For the thirty-nine weeks ended February 26, 1994, the Company reported an income tax provision of $859,000 notwithstanding a loss before income taxes and minority share of subsidiary's operations of $1,968,000. In general, this was due to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized, and was partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     During the thirty-nine weeks ended February 25, 1995, capital expenditures, primarily related to the acquisition of the Canadian facility, increased inventory levels and repayments of debt were funded primarily by cash provided by operations and cash reserves. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At February 25, 1995, debt declined to $1,838,000 from $3,670,000 at May 28, 1994 and from a previously reported high of $6,219,000 at February 27, 1993. The Company has available $5,219,000 under various bank lines of credit of which $150,000 was outstanding at February 25, 1995.

     From fiscal 1991 through the second quarter of fiscal 1993, the Company paid quarterly cash dividends of $.05 per common stock. In order to preserve cash reserves, the Company issued 3% stock dividends in lieu of cash dividends during the third quarters of fiscal's 1993, 1994 and 1995.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At February 25, 1995, approximately 55% of the Company's assets consist of inventories, accounts receivable, short-term certificates of deposit and cash, and debt and equity securities. Inventories have increased at a greater rate than sales as a result of broadened product lines. The current ratio is 3.71 to 1, with net working capital of $31,561,000 at February 25, 1995, as compared to the current ratio of 3.51 to 1, with net working capital of $33,088,000 at May 28, 1994.

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


ITEM 1.  LEGAL PROCEEDINGS

     During the quarter ended February 25, 1995, the Company was named as a defendant in a product liability action;

     MARGARET J. LEMLEY AND JAMES LEMLEY, PLAINTIFFS VS. INLAND VALLEY REGIONAL MEDICAL CENTER, INC., NORTH COAST IMAGING RADIOLOGY MEDICAL GROUP, INC., E-Z-EM, INC., MALLINCKRODT MEDICAL, INC., THOMAS MCGREEVY, M.D., BARBARA LARSON, CAROLYN HOHENBERGER, DEFENDANTS, pending in the Superior Court of the State of California, County of Riverside, filed on January 30, 1995.

     This suit claims damages based upon alleged injuries resulting from the use of one of the Company's products. The action is in its early stages and while the Company is actively defending against the claim, it is unable to predict its outcome. It should be noted that in this action the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that its liability in this case will exceed its insurance coverage.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11 - Statement re computation of per share earnings

          Exhibit 27 - Financial data schedule

     (b) No reports on Form 8-K were filed for the quarter ended February 25, 1995.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          E-Z-EM, Inc.
                                          ----------------------------------
                                          (Registrant)



Date     April 5, 1995                    /s/ Daniel R. Martin
         -------------                    ----------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director



Date     April 5, 1995                    /s/ Dennis J. Curtin
         -------------                    ----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Finance (Chief Accounting and
                                          Financial Officer)