Form 10-K
period 1995-06-03
EZ EM INC
filed 1995-09-01
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 1995 Commission file number 0-13003

                                  E-Z-EM, Inc.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             11-1999504
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    717 Main Street, Westbury, New York 11590
-------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (516) 333-8230

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.10 and Class B Common Stock, par value $.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 2, 1995 was $10,900,000.

On August 2, 1995, there were 4,032,532 shares of the registrant's Class A Common Stock outstanding and 4,785,812 shares of the registrant's Class B Common Stock outstanding.

                                  Page 1 of 69
                            Exhibit Index on Page 32

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX

                                                                      Page

PART I:

     Item 1.   Business                                                 3

     Item 2.   Properties                                              11

     Item 3.   Legal Proceedings                                       12

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                                 12


PART II:

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                             13

     Item 6.   Selected Financial Data                                 14

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           15

     Item 8.   Financial Statements and Supplementary Data             21

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                  21

PART III:

     Item 10.  Directors and Executive Officers of the
               Registrant                                              22

     Item 11.  Executive Compensation                                  26

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                                   29

     Item 13.  Certain Relationships and Related Transactions          31


PART IV:

     Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    32

                                     PART I


ITEM 1.           BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         E-Z-EM, Inc. (the "Company" or "E-Z-EM"), was organized in the state of Delaware in 1983, and has its corporate offices located at 717 Main Street, Westbury N.Y. 11590. The Company has been in business for over 33 years and is primarily engaged in developing, manufacturing and marketing diagnostic imaging products designed to assist radiologists in the detection of physical abnormalities and diseases of the gastrointestinal ("G.I.") tract. Based upon sales, the Company believes that it is the leading worldwide producer of barium sulfate contrast systems for use in G.I. tract X-ray examinations. Over one-third of the Company's sales are to customers outside the U.S. Contrast systems are used in X-ray, CT-scanning and other imaging examinations.

         E-Z-EM contrast systems consist of specially developed powdered and liquid barium sulfate formulations and disposable apparatus which together function as contrast systems for X-ray examinations of the various parts of the G.I. tract. The G.I. tract is commonly referred to as the digestive system and consists of the esophagus, stomach, intestine (or small bowel) and colon. E-Z-EM manufactures a broad spectrum of barium sulfate products for different uses in G.I. tract examinations. Each E-Z-EM barium sulfate formulation is tailored to that portion of the G.I. tract to be examined, and to the procedures employed by radiologists in each examination.

         The Company's sales of contrast systems were virtually flat during 1995 as compared to 1994, as price increases and increases in sales in international markets offset lower domestic sales demand.

         The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: Interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. See "Narrative Description of Business".

         The Company manufactures and markets, through Surgical Dynamics Inc., a 51%-owned subsidiary organized in Delaware in 1986, a percutaneous surgery device, known as NucleotomeTM, and other surgical devices and accessories used in spinal surgery. The Nucleotome device allows for removal of herniated disk material from the spinal column through an incision of less than one-tenth of an inch in a procedure known as percutaneous diskectomy. Although this procedure is not appropriate for all back surgery candidates, it has the potential in certain instances to replace alternative procedures such as laminectomy, which is a more invasive procedure than percutaneous diskectomy, and chemonucleolysis.

         During 1995, Surgical Dynamics product sales increased 7%, due primarily to the introduction of the Nucleotome EndoFlexTM (the "EndoFlex"), a device used in endoscopic lumbar discectomy. The EndoFlex provides maneuverable flexible cutting, endoscopic visualization, and safe effective removal of disk material through a single 4.5 mm incision.

         Unless the context requires otherwise, all references herein to a particular year are references to the Company's fiscal year.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and surgical products. Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related apparatus used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Surgical products include the Nucleotome device and other surgical devices and accessories used in spinal surgery.

         The sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note L to the Consolidated Financial Statements included herein.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         DIAGNOSTIC PRODUCTS

         Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related apparatus used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Diagnostic products accounted for 91% of sales in 1995, as compared to 91% in 1994 and 90% in 1993.


         Contrast Systems

         Contrast systems, using barium sulfate formulations as contrast media together with disposable apparatus, have been E-Z-EM's principal business since the Company's organization over 33 years ago. For over 75 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient of X-rays. In addition, it is inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.



         The Company's contrast systems are designed for a variety of radiological procedures. In single contrast procedures, a portion of the G.I. tract is filled with barium sulfate to produce a diagnostic image of the tract's contours. In double contrast procedures, gas or air is used to distend the G.I. tract after coating with a high density barium sulfate suspension. This produces a significantly clearer diagnostic image of the tract's surface than that obtainable through the use of single contrast procedures. In computerized axial tomography procedures, known as "CT-scanning", a specially formulated low density barium sulfate product is used to visualize the G.I. tract and thus significantly enhance the radiological procedure.

         Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in disposable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory apparatus for use in contrast system procedures, including empty enema administration kits and components. Contrast systems accounted for 68% of sales in 1995, as compared to 70% of sales in 1994 and 72% of sales in 1993.

         Non-Contrast Systems

         The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: Interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Non-contrast systems accounted for 23% of sales in 1995, as compared to 21% of sales in 1994 and 18% of sales in 1993.

         The Company's line of interventional radiology products include specialty catheters, electromechanical pumps and syringes, needles and trays used during a variety of diagnostic and therapeutic procedures. The Company markets a number of these product lines through its AngioDynamics division, operating out of Glens Falls, New York. AngioDynamics markets the Pulse SprayTM pulsed infusion system for infusion of therapeutic solutions into the peripheral vasculature. One application of the Pulse Spray system is the infusion of solutions for the treatment of clotted peripheral arteries and bypass grafts. Utilizing a technique known as pulsed-spray thrombolysis, the Pulse Spray system can forcefully inject small volumes of a highly concentrated clot-dissolving enzyme directly into the thrombus. AngioDynamics also markets various catheter lines, including the Soft-VuTM angiographic catheters, which offer a radiopaque feature that allows the physician to visualize the smallest possible catheter during angiographic examinations. Marketed under the E-Z-EM label is the PercuPumpTM injection system, which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PercuPump system is comprised of an electromechanical pump and a disposable syringe. The interventional radiology products grouping includes biopsy needles and trays, such as specialty Amniocentesis, Arthrogram and Myelogram Trays.

         Custom contract pharmaceutical and cosmetic products are manufactured on a contract basis by the Company's Canadian subsidiary. Pharmaceutical products include liquid vitamins and antacids, decongestants, cough medicines and vaporizing ointments. Cosmetic products include tanning lotions and bath powders.

         The Company offers laxative products specially formulated to cleanse the G.I. tract prior to X-ray and colonoscopic examinations. These products are sold through the same distribution network as the Company's contrast systems.

         The Company markets a line of X-ray protection equipment featuring Adjust-A-WeightTM, a patented design concept which allows the wearer to adjust the weight distribution of the protective apron to relieve fatigue. This product line is sold through the same distribution network as the Company's contrast systems.

         The Company, through its wholly-owned subsidiary, Enteric Products, Inc., markets immunoassay tests for use in the detection of Helicobacter pylori ("H. pylori"). The tests analyze a patient's serum sample using a patented antigen licensed from Baylor College of Medicine. Two tests are currently available, one for laboratory use, HM-CAPTM, and one for physicians' offices, FlexSure HPTM.

         In 1994, the National Institutes of Health concluded that most peptic ulcer disease and chronic gastritis is directly linked to the bacterium H. pylori, and the World Health Organization designated H. pylori a definite human carcinogen because of its link to gastric cancer. The Company estimates these diseases affect over 25 million people in the United States and over 50 million people outside the U.S.

         SmithKline Diagnostics, Inc. ("SKD"), a subsidiary of
Beckman Instruments, has exclusive rights to market the FlexSure
HP test in the United States and selected international markets and received marketing clearance from the Food and Drug

Administration in May 1994. The Company jointly developed the FlexSure HP test with SKD and supplies the antigen used in the test. The Company sells the antigen to SKD and receives a royalty based on the net sales of this test. During 1995, the Company began marketing the FlexSure HP test in Korea, Switzerland and the Netherlands.

         The Company markets the HM-CAP test through distributors in the United States and internationally. In July 1995, the Company signed an agreement with Sigma Diagnostics, a unit of Sigma Chemical Co., for non-exclusive distribution of the HM-CAP test under private label in the United States and selected international markets. In September 1993, the Company signed an exclusive distribution agreement with Kyowa Medex Co., Ltd. to market and sell the HM-CAP test in Japan. The Company is currently seeking other distributors in the United States and international markets. Sales of H. pylori test-related products aggregated $476,000 in 1995.

         Sales to Picker International, Inc., which is a distributor of the Company's diagnostic products, were 14%, 14% and 15% of total sales during 1995, 1994 and 1993, respectively.

         SURGICAL PRODUCTS

         The Company manufactures and markets a percutaneous surgery device, known as NucleotomeTM, and other surgical devices and accessories used in spinal surgery, through Surgical Dynamics Inc., a 51%-owned subsidiary organized in Delaware in 1986. The Nucleotome device allows for removal of herniated disk material from the spinal column through an incision of less than one-tenth of an inch in a procedure known as percutaneous diskectomy. Although this procedure is not appropriate for all back surgery candidates, it has the potential in certain instances to replace alternative procedures such as laminectomy, which is a more invasive procedure than percutaneous diskectomy, and chemonucleolysis. As a percentage of total sales, surgical products accounted for 9% in 1995, as compared to 9% in 1994 and 10% in 1993.

         The Nucleotome device is designed to remove nucleus pulposus ("nucleus") from the intervertebral disk space in the lumbar spine. When the nucleus herniates or bulges, pressure on the nerves in the spinal canal can cause back pain and sciatica. Removing all or a portion of the nucleus reduces the herniation and the attendant discomfort. The Nucleotome device is comprised of two components: A reusable console and a disposable probe.

         The Nucleotome procedure represents a relatively non-invasive approach to disk surgery. A puncture wound is made in the back under local anesthetic and the Nucleotome disposable cutting probe, which is approximately one-tenth of an inch in diameter, is inserted into the disk space using fluoroscope guidance. The probe simultaneously cuts, aspirates and removes the nucleus. Although the procedure may require hospitalization, it can be performed on an outpatient basis.

        The Company markets other surgical products, primarily the Ray Threaded Fusion Cage, a device used during a surgical procedure known as spinal fusion.

         MARKETING

        The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiological needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and MRI (Magnetic Resonance Imaging) procedures.

         E-Z-EM's contrast systems, laxatives, syringes, X-ray protection equipment and certain interventional radiology products, such as biopsy needles and trays, are marketed to radiologists and hospitals in the United States through about 300 distributors, supported by 37 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

        Certain non-contrast systems products, such as the Pulse Spray pulsed infusion system and the Soft-Vu angiographic catheter line, due to the highly technical nature of these products, are sold on a direct consumer basis. Product lines marketed through the Company's AngioDynamics division are supported by 16 dedicated sales people.

        Outside the United States, the Company's contrast systems are also marketed through distributors, except the Company markets directly through wholly-owned subsidiaries in Canada, Japan, the United Kingdom and Holland. Significant sales are made in Canada, Japan, the United Kingdom, Holland, Italy, Austria, Australia, Germany and Sweden. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name.

        The Company's surgical products are marketed to orthopedic surgeons and neurosurgeons principally in North America, Europe, the Pacific Rim and Latin America. Domestic sales are supported by 17 direct sales employees, while the international marketing effort is conducted through distributors. Foreign distributors are generally granted exclusive distribution rights on a country by country basis.

         COMPETITION

         Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the United States, Canada and certain European countries. However, the Company faces competition domestically from Lafayette Pharmaceuticals, Incorporated, Smith & Nephew, Inc., as well as from small U.S. competitors, and it also faces competition outside of the U.S. The Company competes primarily on the basis of product quality, customer service, the availability of a full line of barium sulfate formulations tailored to user needs, and price.

         Radiological procedures for which the Company supplies products complement, as well as compete with, endoscopic procedures such as colonoscopy and endoscopy. Such examinations involve visual inspection of the G.I. tract through the use of a flexible fiber optic instrument inserted into the patient by a gastroenterologist. The use of gastroenterology procedures has been growing in both upper and lower G.I. examinations as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs which successfully treat ulcers and other gastrointestinal disorders has tended to reduce the need for upper G.I. tract examinations.

         The major non-contrast systems' market that the Company competes in is in the interventional radiology market, which is highly competitive. No single company, domestic or foreign, competes with the Company across all of its interventional radiology product lines. In electromechanical pumps and syringes, the Company's main competitors are Medrad, Inc. and Liebel-Flarsheim Company, Inc. In specialty catheters, needles and trays, the Company competes with Cook, Inc., the Meditech Division of Boston Scientific, Inc., Mallinckrodt, Inc., United States Catheter, Inc. (USCI), Universal Medical, Inc. (UMI) and various other competitors. The Company also encounters competition in the marketing of its other non-contrast systems products.

         The Company competes in the surgical products segment with Smith & Nephew, Inc., Sofamor/Danek and others who market percutaneous diskectomy devices and hand held surgical instruments. The Company's Nucleotome product also competes against alternative procedures, which include laminectomy and chemonucleolysis. Laminectomy is a procedure whereby the nucleus is surgically removed through an incision in the back musculature, and is performed while the patient is under general anesthesia. Chemonucleolysis is a procedure that chemically dissolves the nucleus.

         RESEARCH AND DEVELOPMENT

         In addition to its technical staff, consisting of a Medical Director and 46 employees, the Company has consulting arrangements with various physicians who assist E-Z-EM through their independent research and product development. Research and development expenditures totalled $6,790,000, or 7% of sales, in 1995, as compared to $7,470,000, or 8% of sales, in 1994 and $6,978,000, or 7% of sales, in 1993, reflecting the Company's commitment to expansion of its product lines through research and development. Expenditures related to interventional radiology projects totalled $4,161,000, $3,521,000 and $3,592,000 in 1995, 1994 and 1993, respectively.
Expenditures related to immunological projects totalled $666,000, $1,789,000 and $1,576,000 in 1995, 1994 and 1993, respectively.

         RAW MATERIALS AND SUPPLIES

         Most of the barium sulfate for contrast systems is supplied by a number of European and United States manufacturers, with a minor portion being supplied by the Company's wholly-owned Canadian subsidiary, E-Z-EM Canada Inc. ("E-Z-EM Canada"), which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of three years. The Company believes that these sources should be adequate for its foreseeable needs.

         PATENTS AND TRADEMARKS

         Although several of the Company's products and processes are patented and the Company considers its trademarks to be a valuable marketing tool, the Company does not consider any single patent, group of patents, or trademarks to be materially important to its business. E-Z-EM and AngioDynamics are examples of the Company's registered trademarks in the United States.

         REGULATION

         E-Z-EM products are registered with the FDA and with similar regulatory agencies in foreign countries where they are sold. The Company believes it is in compliance in all material respects with applicable regulations of these agencies.

         The Company's products used in diagnostic procedures are covered by Medicare, Medicaid and private healthcare insurers, subject to patient eligibility. Changes in the reimbursement policies and procedures of such insurers may affect the frequency with which such procedures are performed.

         The Company operates several facilities within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site, due to ground water investigations conducted on Long Island during the 1980's. Due to the broad area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability exists with respect to the Company. Further, it has not been alleged that the Company contributed to the contamination and it is the Company's belief that it has not done so.

         EMPLOYEES

        The Company employs 1,020 persons, 232 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 146 and 81 employees expire in 1997 and December 1995, respectively. The Company considers employee relations to be satisfactory.

(d)      FINANCIAL INFORMATION REGARDING FOREIGN AND DOMESTIC
         OPERATIONS AND EXPORT SALES

         The Company currently derives about 38% of its sales from customers outside the United States. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party export sales from Canada are billed in Canadian dollars. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

         The Company employs 265 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 180 foreign distributors to 80 countries outside of the United States.

         The sales and operating profit (loss) of each geographic area and the identifiable assets attributable to each geographic area as well as export sales from domestic operations are set forth in Note L to the Consolidated Financial Statements included herein.

ITEM 2.      PROPERTIES

         The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of five buildings, one of which is owned by the Company, containing an aggregate of 203,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. See "Certain Relationships and Related Transactions". The Company also occupies manufacturing and warehousing facilities located in Glens Falls, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. E-Z-EM Caribe owns a 38,600 square foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat sealed products. E-Z-EM Canada leases a 29,120 square foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation. E-Z-EM Canada also owns a 64,050 square foot manufacturing and warehousing facility located in Montreal, Canada. Surgical Dynamics, which fabricates all surgical products, leases a 16,000 square foot facility in Concord, California.


ITEM 3.      LEGAL PROCEEDINGS

         The Company is presently a defendant in a product liability action. This suit claims damages based upon alleged injuries resulting from the use of one of the Company's products. The action is in its early stages and while the Company is actively defending against the claim, it is unable to predict its outcome. It should be noted that in this action the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that the ultimate outcome in this action will have a material adverse effect on the consolidated financial statements.

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

         The Company is presently involved in various other claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial position.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Effective July 24, 1995, E-Z-EM, Inc. Class A and Class B Common Stock began trading on the American Stock Exchange under the symbols "EZMA" and "EZMB", respectively. Previously, the Company's Class A and Class B Common Stock was traded in the over-the-counter market and was quoted on the Nasdaq Stock Market's National Market under the symbols "EZEMA" and "EZEMB", respectively. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A and Class B Common Stock as reported by the National Association of Security Dealers, Inc.

                                                                            Class A                               Class B
                                                              ------------------------------        ------------------------------

                                                                    High               Low                High             Low
                                                              --------------     --------------     --------------     -----------


Fifty-three weeks ended June 3, 1995

First Quarter..............................................         $6.00              $4.50              $6.25            $4.00
Second Quarter.............................................          5.75               4.25               5.50             3.88
Third Quarter..............................................          4.75               4.00               5.00             3.75
Fourth Quarter.............................................          5.00               3.25               4.88             3.63

Fifty-two weeks ended May 28, 1994

First Quarter..............................................         $6.75              $5.50              $6.50            $4.75
Second Quarter.............................................          7.50               4.50               7.00             4.25
Third Quarter..............................................          6.25               4.50               5.50             4.25
Fourth Quarter.............................................          5.25               4.50               5.00             4.00




         As of August 2, 1995 there were approximately 323 and 369 record holders of Registrant's Class A and Class B Common Stock, respectively.

         In order to preserve cash reserves, the Company issued 3% stock dividends in lieu of cash dividends during the third quarters of fiscal 1993, 1994 and 1995. Future cash or stock dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

ITEM 6.           SELECTED FINANCIAL DATA


                            Fifty-three
                            weeks ended       Fifty-two weeks ended
                            -----------  ---------------------------------
                              June 3,    May 28,  May 29, May 30,  June 1,
                               1995       1994     1993    1992     1991
                               ----       ----     ----    ----     ----
                                 (in thousands, except per share data)

Income statement data:
  Net sales (2)...........   $97,597  $94,123  $93,417  $88,467  $75,241
  Gross profit............    42,311   39,204   41,349   39,676   31,314
  Operating profit (loss)
    (3)...................     1,357      715      890    4,354     (612)
  Earnings before income
    taxes and minority
    share of subsidiary's
    operations............     2,048    1,068    2,256    5,406      471
  Net earnings............     1,630      277    1,679    4,610      392
  Earnings per common
    share
      Primary and fully
        diluted (1).......       .18      .03      .19      .52      .04
  Cash dividends declared
    per common share......   $   .00  $   .00  $   .10  $   .20  $   .20
  Weighted average common
    shares
      Primary and fully
        diluted (1).......     8,818    8,817    8,811    8,785    8,774

                              June 3,  May 28,  May 29,  May 30,  June 1,
                               1995     1994     1993     1992     1991
                              ------   ------   ------   ------   -------
                                             (in thousands)

Balance sheet data:
  Working capital.........   $33,254  $33,088  $36,283  $35,328  $29,228
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities............     4,447    7,336    8,359   12,132   10,187
  Total assets............    76,095   71,531   73,252   74,417   70,433
  Long-term debt, less
    current maturities....     1,114      586    2,900      654      822
  Stockholders' equity....    57,890   54,269   55,001   54,900   51,918


---------------

(1) Retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note J to the Consolidated Financial Statements included herein.

(2) Sales of Lafayette products for the period June 2, 1991 through November 27, 1991 of approximately $3,505,000 and for the fifty-two weeks ended June 1, 1991 of approximately $6,112,000 have been excluded from net sales and reclassified to disposal of assets, which is included in operating profit (loss) in the consolidated statements of earnings.

(3) On November 27, 1991, the Company divested the assets of its Lafayette division to Lafayette Pharmaceuticals, Incorporated pursuant to an Asset Purchase Agreement dated June 27, 1991 (the "Agreement"). The aggregate sales price was approximately $5,413,000. The Lafayette division was purchased by the Company in December 1988 from Lafayette Pharmacal, Inc. The Agreement was approved by the Federal Trade Commission ("FTC") on November 14, 1991, pursuant to the FTC's order of June 12, 1990 which required the Company to divest the assets it had purchased from Lafayette Pharmacal, Inc. At June 2, 1990, the Company had established a reserve, before tax, of $8,627,000 which approximated the anticipated loss on divestiture and related expenses. The Company recorded a pre-tax gain of $953,000 during 1992 representing the difference between the actual sales price and expenses pertaining to the divestiture compared with the amounts previously estimated. Such gain is included in operating profit in the consolidated statement of earnings for 1992.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year ended June 3, 1995 represents fifty-three weeks and the fiscal years ended May 28, 1994 and May 29, 1993 represent fifty-two weeks.

RESULTS OF OPERATIONS

         SEGMENT OVERVIEW

         The Company operates in two industry segments: Diagnostic products and surgical products.

         The diagnostic products industry segment accounted for 91% of sales in 1995, as compared to 91% in 1994 and 90% in 1993. This segment includes both contrast systems, consisting of barium sulfate formulations and related apparatus used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, which includes interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the diagnostic products segment, accounted for 68% of sales in 1995, as compared to 70% in 1994 and 72% in 1993. Non-contrast system sales accounted for 23% of sales in 1995, as compared to 21% in 1994 and 18% in 1993.

         Diagnostic segment results for 1995 were positively impacted by increased sales demand and improved gross margins, partially offset by increased domestic and international selling and administrative expenses.

         Diagnostic segment results for 1994 were adversely impacted by the cost of product recalls, which the Company began in March 1994, due to packaging and formulation problems with its effervescent granules and colon cleansing products. The Company recorded pre-tax charges in the aggregate amount of $1,546,000 during 1994, with respect to such recalls.

         Diagnostic segment results for 1994 were also adversely impacted by a decline in sales of contrast systems in the domestic market. The Company attributes the sales decline in 1994 to the turmoil in the healthcare industry from proposed reform, which resulted in reduced patient procedures, consequent purchasing cutbacks on the part of hospitals, and a generalized slowdown in our customer's orders.



         Diagnostic segment results for 1993 were adversely affected by a slight decline in sales of contrast systems in the domestic market. The Company attributes this principally to three factors: Turmoil in our industry from proposed healthcare reform; an abnormally large sales backlog of products shipped during the first quarter of 1992, which inflated that year's activity; and increased competition from both direct competitors and alternative diagnostic procedures.

         The surgical products segment, comprised of the Nucleotome device and other surgical devices and accessories used in spinal surgery, accounted for 9% of sales in 1995, as compared to 9% in 1994 and 10% in 1993. Nucleotome, a percutaneous surgery device that allows for removal of herniated disk material from the spinal column through an incision of less than one-tenth of an inch, is manufactured and marketed by Surgical Dynamics Inc., a 51%-owned subsidiary. The procedure is known as percutaneous diskectomy. Although this procedure is not appropriate for all back surgery candidates, it has the potential in certain instances to replace alternative procedures, such as laminectomy, which is a more invasive procedure than percutaneous diskectomy, and chemonucleolysis. During 1992, several competitors began marketing percutaneous laser diskectomy devices.

         Surgical product sales increased 7% in 1995 and decreased 5% in 1994. The 1995 increase was due primarily to the introduction of the Nucleotome EndoFlexTM (the "EndoFlex"), a device used in endoscopic lumbar discectomy. The EndoFlex provides maneuverable flexible cutting, endoscopic visualization, and safe effective removal of disk material through a single 4.5 mm incision. In 1994, sales of the Nucleotome device declined due to the increased use of alternative surgical procedures, principally laminectomy. Sales growth in other surgical products, particularly the Ray Threaded Fusion Cage ("Ray TFCTM"), partially offset the decline in Nucleotome sales. The Ray TFC device is used during a surgical procedure known as spinal fusion. The Company needs regulatory approval to market this product domestically but has already obtained clearance in certain foreign countries and is actively marketing in these areas.

         The surgical segment contributed losses of approximately $843,000 in 1995 to E-Z-EM's consolidated operations, as compared to losses of $102,000 in 1994 and $772,000 in 1993. Surgical results for 1995 were adversely affected by:
Increased operating expenses of $1,038,000, principally due to expanded selling and marketing efforts in both the domestic and international marketplace; inventory allowances of $197,000; and the reversal of deferred tax benefits of $135,000, established in the prior year. Surgical results for 1993 were adversely affected by non-recurring relocation costs approximating $800,000.

         The sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note L to the Consolidated Financial Statements included herein.

         CONSOLIDATED RESULTS OF OPERATIONS

         The Company reported net earnings of $1,630,000, or $.18 per share, for 1995, as compared to net earnings of $277,000, or $.03 per share, for 1994, and net earnings of $1,679,000, or $.19 per share, for 1993.

         Results for 1995 were positively impacted by increased sales demand in both the diagnostic and surgical segments, coupled with improved gross margins in the diagnostic segment, partially offset by increased domestic and international selling and administrative expenses in both industry segments.

         Results for 1994 were adversely impacted by the reserve for product recalls of $1,546,000 and severance benefits accrued or paid to terminated employees of $638,000. The reserve for product recalls is included in cost of goods sold and selling and administrative expenses in the consolidated statements of operations. Results for 1994 were also adversely impacted by reduced manufacturing activity in the diagnostic segment, partially offset by reduced operating expenses due to cost containment programs instituted in 1993. The reduced level of manufacturing activity resulted from both high opening inventory levels and lower than expected demand for contrast systems products due to uncertainty surrounding the numerous healthcare reform proposals.

         Sales increased 4%, or $3,474,000, in 1995, as compared to 1%, or $706,000, in 1994. Sales in 1995 were favorably affected by increased non-contrast systems sales of $2,548,000 and price increases, which accounted for approximately 2% of sales in 1995. The increase in non-contrast systems sales related almost entirely to the AngioDynamics division, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line. Sales in 1995 were adversely affected by lower demand domestically for the Company's core contrast systems. Sales in 1994 were favorably affected by price increases, which accounted for approximately 3% of sales in 1994, and increased non-contrast systems sales of $2,577,000. Sales in 1994 were adversely affected by lower demand for the Company's core contrast systems, as a result of uncertainty surrounding the numerous healthcare reform proposals.

         Sales in international markets, including direct exports from the United States, increased 8%, or $2,777,000, in 1995 and 10%, or $3,189,000, in
1994. The 1995 increase was due primarily to increased sales of contrast systems of $1,582,000, non-contrast systems of $1,043,000 and surgical products of $152,000. The 1994 increase was due primarily to increased sales of: Contrast systems of $1,178,000; non-contrast systems of $1,182,000, including $586,000 relating to custom contracts; and surgical products of $829,000.

         Gross profit expressed as a percentage of sales was 43% in 1995, as compared to 42% in 1994 and 44% in 1993. Gross profit in 1995 was adversely affected by increased provisions for inventory adjustments, partially offset by sales price increases. The lower gross profit percentage in 1994 was due primarily to the reserve for product recalls of $1,420,000, reduced manufacturing activity in the diagnostic segment, and severance benefits paid to terminated employees of $262,000.

         Selling and administrative ("S&A") expenses were $34,164,000 in 1995, $31,019,000 in 1994 and $33,481,000 in 1993. The increase in 1995 versus 1994 of
$3,145,000, or 10%, was due primarily to: Expanded diagnostic S&A efforts in both the domestic and international marketplace of $2,045,000; increased surgical S&A efforts of $899,000; and a reversal of product liability claim reserves of $201,000 in 1994. The improvement in 1994 versus 1993 of $2,462,000, or 7%, was due primarily to: Cost containment programs instituted in 1993, which reduced 1994 surgical and diagnostic S&A expenses by $540,000 and $482,000, respectively; surgical's 1993 non-recurring relocation charges of approximately $800,000; and a reduction of product liability claim reserves of $657,000.

         Research and development ("R&D") expenditures in 1995 totalled $6,790,000, or 7% of sales, as compared to $7,470,000, or 8% of sales, in 1994 and $6,978,000, or 7% of sales, in 1993. The decline in 1995 versus 1994 was due primarily to reduced spending of $1,123,000 relating to the commercialization of
H. pylori test-related products. Increased spending in the fields of interventional radiology of $640,000 and spinal surgery of $139,000, was partially offset by reduced contrast system spending of $386,000, primarily due to staff reductions. The increased spending in 1994 versus 1993 primarily related to severance benefits paid to terminated employees of $320,000 and increased spending related to diagnostic tests for detecting and monitoring H. pylori. Of the R&D expenditures in 1995, approximately 61% relate to interventional radiology projects, 11% to contrast systems, 11% to spinal surgery projects, 10% to immunological projects and 7% to other projects. R&D expenditures are expected to continue at approximately current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

         Other income, net of other expenses, totalled $691,000 in 1995, $353,000 in 1994 and $1,366,000 in 1993. The improvement in other income in 1995 versus 1994 was primarily due to the discounting effect of an interest free loan, which the Company repaid during 1995. Improvements in currency exchange gains and losses incurred by foreign subsidiaries totalling $132,000 and increased licensing income of $55,000 also contributed to the increase in other income in 1995. The decline in other income in 1994 versus 1993 was primarily due to decreased gains on the sale of stock, primarily from long-term investments, of $1,079,000, and reduced interest income of $178,000, partially offset by reduced currency exchange losses incurred by foreign subsidiaries of $162,000 and increased other income of $94,000.

         Note E to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 1995, 1994 and 1993. In 1995, 1994 and 1993, the Company's high effective tax rates of 60%, 83% and 58% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized, and were partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment. The reversal of deferred tax benefits, established by a subsidiary in the prior year, also contributed to the Company's high effective tax rate in 1995. These tax benefits were reversed since it is more likely than not that such benefits will not be realized.

         The Company reports 100% of the revenues and expenses related to its 51%-owned subsidiary, Surgical Dynamics, the manufacturer and marketer of the Nucleotome, but only 51% of its net earnings (loss). The variation in each reported year between earnings before minority share of subsidiary's operations and net earnings is caused by the elimination of the 49% minority interest in Surgical Dynamics.

         During the fourth quarter of 1994, the Company made certain inventory adjustments with respect to the absorption of overhead costs, which served to increase pre-tax earnings by approximately $628,000.

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, capital expenditures, primarily related to the acquisition of the previously leased Canadian facility, increased inventory levels and repayments of debt were funded primarily by cash provided by operations and cash reserves. During 1994, operating and capital requirements were funded by cash provided by operations. During 1993, increased inventory levels, capital expenditures and dividend payments were funded by cash reserves and cash provided by operations. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At June 3, 1995, debt declined to $2,343,000 from $3,670,000 at May 28, 1994 and from a previously reported high of $6,219,000 at February 27, 1993. The Company has available $5,226,000 under various bank lines of credit of which $150,000 was outstanding at June 3, 1995.

         From 1991 through the second quarter of 1993, the Company paid quarterly cash dividends of $.05 per common share. In order to preserve cash reserves, the Company issued 3% stock dividends in lieu of cash dividends during the third quarters of 1993, 1994 and 1995.

         Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

         At June 3, 1995, approximately 59% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and debt and equity securities. Inventories have increased at a greater rate than sales as a result of broadened product lines. The current ratio is 3.39 to 1, with net working capital of $33,254,000 at June 3, 1995, as compared to the current ratio of 3.51 to 1, with net working capital of $33,088,000 at May 28, 1994.

         Net capital expenditures, primarily for a facility acquisition and machinery and equipment, were $4,812,000 in 1995, as compared to $2,175,000 in 1994 and $3,933,000 in 1993. Of the 1995 expenditure, approximately $2,817,000 relates to the purchase of the land and building housing the manufacturing facilities of the Company's Canadian subsidiary. Of the 1993 expenditure, approximately $607,000 relates to improvements and $389,000 relates to equipment for a warehousing and office facility in Westbury, New York. Approximately $499,000 of the 1993 expenditure relates to the acquisition, and related improvements, of a manufacturing facility for the Company's AngioDynamics division. No material increase in the aggregate level of capital expenditures is currently contemplated for 1996.

         Subsequent to the end of fiscal 1995, the Company entered into a license agreement to distribute a certain product with commitments which could aggregate $750,000 over the next two to three fiscal years.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this form as indexed at Item 14 (a) 1.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the Company's officers and directors.

               NAME                AGE              POSITIONS

Howard S. Stern(1)(4)............  64    Chairman of the Board, Director
Daniel R. Martin(1)..............  58    President, Chief Executive Officer,
                                         Director
Phillip H. Meyers, M.D.(1)(3)....  62    Senior Vice President - Strategic
                                         Scientific Opportunities, Director
George P. Carden.................  66    Senior Vice President and General
                                         Manager - Imaging Products Division
Arthur L. Zimmet.................  59    Senior Vice President - Special
                                         Projects
Sandra D. Baron..................  43    Vice President - Human Resources
Craig A. Burk....................  42    Vice President - Manufacturing
Joseph A. Cacchioli..............  39    Vice President - Controller
Dennis J. Curtin (5).............  48    Vice President - Finance
Judith E. Hatch..................  54    Vice President - National Accounts
Kay N. Hatch.....................  63    Vice President - Protection Products
Eamonn P. Hobbs..................  42    Vice President - AngioDynamics
                                         Division
Joseph J. Palma..................  53    Vice President - Sales
Archie B. Williams...............  44    Vice President - Imaging Products
                                         Management
Terry S. Zisowitz................  48    Vice President - Legal and Regulatory
                                         Affairs
Andrew A. Zwarun.................  52    Vice President - MRI
Michael A. Davis, M.D............  54    Medical Director, Director
Paul S. Echenberg (1)............  51    Chairman of the Board of E-Z-EM Canada
                                         Inc., Director
James L. Katz CPA, JD (1)(2)(5)..  59    Director
Donald A. Meyer (3)(4)...........  61    Director
Irwin H. Nadel (2)(5)............  75    Director
Robert M. Topol (1)(2)(3)(5).....  70    Director
W. Philip Van Kirk...............  75    Secretary


---------------

(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Nominating Committee
(4)      Member of Compensation Committee
(5)      Member of Finance Committee

         Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

         Mr. Stern, co-founder of E-Z-EM, has served as Chairman of the Board and Director of the Company since its formation in 1962. Prior to 1994, Mr. Stern also served as Chief Executive Officer, and prior to 1990, he served as President of the Company since its formation.

         Mr. Martin has served as President, Chief Executive Officer and Director since 1994, and previously served as President, Chief Operating Officer and Director from 1990 to 1993.

         Dr. Meyers, co-founder of E-Z-EM, has served as Senior Vice President - Strategic Scientific Opportunities and Director since 1994, and previously served as the Medical Director, Senior Vice President and Director of the Company since its formation in 1962. From 1955 until his retirement in December 1994, Dr. Meyers was a radiologist whose medical practice was limited to X-ray diagnosis and ultrasonography.

         Mr. Carden has served as Senior Vice President and General Manager - Imaging Products Division since 1994, and previously served as Senior Vice President - International Operations from 1983 to 1993. Mr. Carden has been an employee of the Company since 1970.

         Mr. Zimmet has served as Senior Vice President - Special
Projects since 1988, and has been an employee of the Company since 1982.

         Ms. Baron has served as Vice President - Human Resources since January 1995, and has been an employee of the Company since
1985.

         Mr. Burk has served as Vice President - Manufacturing since
1987.

         Mr. Cacchioli has served as Vice President - Controller since 1988, and has been an employee of the Company since 1984.

         Mr. Curtin has served as Vice President - Finance since
1985, and has been an employee of the Company since 1983.

         Ms. Hatch has served as Vice President - National Accounts since 1993, and has been an employee of the Company since 1986.

         Mr. Hatch has served as Vice President - Protection Products since February 1995, and previously served as Vice President Protection and CT Products from 1994 to February 1995 and Vice President - Marketing from 1989 to 1993.

         Mr. Hobbs has served as Vice President - AngioDynamics
Division since 1991, and has been an employee of the Company since 1988.

         Mr. Palma has served as Vice President - Sales since January 1995, and has been an employee of the Company since 1994. Prior to joining the Company, Mr. Palma served as Director of Sales for the Imaging Division of Berlex Laboratories (pharmaceutical products) since 1989.

         Mr. Williams has served as Vice President - Imaging Products Management since 1993, and has been an employee of the Company since 1980.

         Ms. Zisowitz has served as Vice President - Legal and Regulatory Affairs since March 1995, and previously served as Vice President - Legal Affairs from 1990 to March 1995. Ms. Zisowitz has been an employee of the Company since 1989.

         Mr. Zwarun has served as Vice President - MRI since 1992, and previously served as Vice President - Quality Assurance from 1987 to 1992.

         Dr. Davis has served as Medical Director and Director of the Company since July 1995, and previously served as Medical Director from 1994 to July 1995 and as Associate Medical Director from 1988 to 1993. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980.

         Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, since 1994. He is a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He was also a founder and had been a senior partner of BDE Capital Partners (investment banking partnership) from 1992 to 1994. He is also a director of Lallemand Inc., ISG Technologies, Inc., LDI Research Co., Inc., LDI Marketing Co., Inc., Canstar Sports Inc., Benvest Capital Inc. and Colliers MacAuley Nicholl. The Company has an investment in ISG Technologies, Inc.

         Mr. Katz has been a director of the Company since 1983. He is the founder and has been a principal of CKR Group, Ltd. (investment banking) since its organization in August 1995. Previously, he had been the co-owner and President of Ever Ready Thermometer Co., Inc. from its acquisition in 1985 until its sale in November 1994. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, including that of Chief Financial Officer of Baxter. He is also a director of Intec, Inc. and Binax.

         Mr. Meyer has been a director of the Company since 1968. He has been the Executive Director of the Western States Arts
Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, since 1990.

         Mr. Nadel has been a director of the Company since 1972. He is a Certified Public Accountant, member of both the New York Bar and the Connecticut Bar and has been a principal of Irwin H. Nadel & Company, Fairfield, Connecticut, since 1960, which provides management consulting services to the Company as Trustee of its 401(k) Plan.

         Mr. Topol has been a director of the Company since 1982. Prior to his retirement in 1994, he served as an Executive Vice President of Smith Barney, Inc. (financial services) for more than five years. He is also a director of First American Health Concepts, Fund for the Aging, City Meals on Wheels, American Health Foundation, State University of New York - Purchase and Group One Ltd.

         Mr. Van Kirk has served as Secretary of the Company since 1985. He is counsel in the law firm of Meighan & Necarsulmer, Mamaroneck, New York, which has provided legal services to the Company.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the compensation for services, in all capacities for 1995, 1994 and 1993, of those persons who were, at the end of 1995, Chief Executive Officer ("CEO") (Daniel R. Martin) and each of the four most highly compensated executive officers of the Company other than the CEO (collectively, the "Named Executive Officers"):

                                  Annual Compensation         Long Term Compensation
                             -----------------------------  ---------------------------
                                                                  Awards        Payouts
                                                           -------------------  -------
                                                 Other
                                                 Annual    Restricted                    All Other
    Name and                                    Compensa-    Stock               LTIP    Compensa-
    Principal         Fiscal  Salary    Bonus   tion (1)     Awards    Options  Payouts  tion (2)
    Position           Year    ($)       ($)       ($)        ($)         #       ($)       ($)
    --------          ------  ------    -----   ---------   ---------  -------  -------  ----------

Howard S. Stern,.....  1995  $250,000    None      None       None      70,000    None    $11,712
Chairman of the Board  1994   250,000    None      None       None       None     None      9,627
                       1993   250,000    None      None       None       None     None      7,712

Daniel R. Martin,....  1995  $200,000    None      None       None     110,000    None    $ 8,453
President and Chief    1994   200,000    None      None       None       None     None      9,150
Executive Officer      1993   200,000    None      None       None      30,000    None     10,347

George P. Carden,....  1995  $186,300  $25,000     None       None      29,000    None    $ 7,330
Senior Vice President  1994   172,125    None      None       None       None     None      7,853
                       1993   162,000   13,446     None       None       6,000    None      7,764

Arthur L. Zimmet,....  1995  $153,000  $10,000     None       None      38,000    None    $ 7,466
Senior Vice President  1994   153,000    None      None       None       None     None      8,094
                       1993   153,000   12,852     None       None       7,000    None      7,954

Dennis J. Curtin,....  1995  $144,000  $25,000     None       None      38,000    None    $ 7,027
Vice President         1994   144,000    None      None       None       None     None      7,660
                       1993   144,000   12,960     None       None       7,000    None      7,613

---------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 1995, 1994 and 1993 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 1995, 1994 or 1993 or $50,000; such amounts are, therefore, not reflected in the table.

(2) For 1995, 1994 and 1993, represents for each of the Named Executive Officers the amounts contributed by the Company under the Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan.

Option Grants Table

         The following table sets forth certain information concerning stock option grants made during 1995 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. All of the options granted during 1995 have an exercise price equal to the fair market value of the Company's Class B Common Stock on the date of grant, and expire in ten years. In accordance with SEC disclosure rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company did not grant any stock appreciation rights during 1995.

                                                                    Potential Realizable Value at
                                                                    Assumed Annual Rates of Stock
                       Individual Grants                          Price Appreciation for Option Term
---------------------------------------------------------------  ------------------------------------
                                                                         5%                 10%
                                                                 -----------------  -----------------
                    Number of  % of Total
                   Securities    Options
                   Underlying  Granted to  Exercise
                     Options    Employees  or Base               Stock   Potential  Stock   Potential
                     Granted    in Fiscal   Price    Expiration  Price     Value    Price     Value
      Name           (#) (1)    Year 1995   ($/Sh)      Date     ($/Sh)      $      ($/Sh)      $
      ----         ----------  ----------  --------  ----------  ------  ---------  ------  ---------

Howard S. Stern...   70,000 (2)    7.6%      $4.75     7/26/04    $7.74   $209,300  $12.32   $529,900

Daniel R. Martin..  110,000 (2)   12.0%      $4.75     7/26/04    $7.74   $328,900  $12.32   $832,700

George P. Carden..   29,000 (2)    3.2%      $4.75     7/26/04    $7.74    $86,710  $12.32   $219,530

Arthur L. Zimmet..   38,000 (2)    4.1%      $4.75     7/26/04    $7.74   $113,620  $12.32   $287,660

Dennis J. Curtin..   28,000 (2)    3.0%      $4.75     7/26/04    $7.74    $83,720  $12.32   $211,960
                     10,000 (3)    1.1%      $4.00     5/14/05    $6.52    $25,200  $10.37   $ 63,700

---------------

(1)      Options are exercisable in Class B Common Stock.

(2)      Options are exercisable 50% on July 27, 1995 and 50% on July 27, 1996.

(3)      Options are exercisable on May 15, 1996.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning all exercises of stock options during 1995 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                             Number of
                                             Securities     Value of
                                             Underlying    Unexercised
                                            Unexercised    In-the-Money
                                             Options at     Options at
                                            June 3, 1995   June 3, 1995
                                                (#)          ($) (1)
                                           -------------  --------------

                      Shares       Value   Exercisable/   Exercisable/
                   Acquired on   Realized  Unexercisable  Unexercisable
      Name         Exercise (#)     ($)         (2)            (2)
      ----         ------------  --------  -------------  --------------

Howard S. Stern...     None        None       35,000/         None/
                                              35,000          None

Daniel R. Martin..     None        None      115,000/         None/
                                              55,000          None

George P. Carden..     None        None       20,500/         None/
                                              14,500          None

Arthur L. Zimmet..     None        None       26,000/         None/
                                              19,000          None

Dennis J. Curtin..     None        None       21,000/         None/
                                              24,000         $2,500

---------------

(1) Options are "in-the-money" if on June 3, 1995, the market price of the stock exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 3, 1995 and the aggregate exercise price of such options.

(2) Options granted prior to the Company's recapitalization on October 26, 1992 (see Note J to the Consolidated Financial Statements included herein) are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

Compensation of Directors

         Directors, who are not employees of the Company, are entitled to directors fees of $15,000 annually. Directors, who serve on committees of the Company and who are not employees or consultants of the Company, are entitled to a fee of $500 for each committee meeting attended, except that the chairman of the committee is entitled to a fee of $1,000 for each committee meeting attended.

Employment Contract

         During 1994, the Company entered into an employment contract with Howard S. Stern. This employment contract is for an initial term of five years and is to be automatically extended for an additional three years if certain contingencies are met. Mr. Stern's compensation, pursuant to his employment contract, for 1995 was $250,000.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth information, as of August 2, 1995, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

 Name and Address of                Shares (1)           Percent of
  Beneficial Owner              Beneficially Owned         Class
--------------------            ------------------       ----------

Howard S. Stern,................     956,412                23.6
Chairman of the Board,
Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers.................     928,806                22.9
Phillip H. Meyers, M.D.,
Senior Vice President,
Director
401 Emerald Street
New Orleans, LA  70124

Irwin H. Nadel,.................     309,585 (2)             7.6
Director
35 Quail Run Circle
Fairfield, CT  06430

Wellington Management Company,..     219,258                 5.4
75 State Street
Boston, MA  02109

         The following table sets forth information, as of August 2, 1995, as to the beneficial ownership of the Company's voting Class A and non-voting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                  Class A                Class B
                              ------------------     ------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (3)    Class
  ----------------         ------------  -------  ------------  ------

Howard S. Stern,...........   956,412      23.6    1,133,985      21.7
Chairman of the Board,
Director

                                  Class A                Class B
                           ---------------------  ---------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (3)    Class
  ----------------         ------------  -------  ------------  ------

Phillip H. Meyers, M.D.,...   928,806      22.9    1,110,099      21.3
Senior Vice President,
Director

Irwin H. Nadel,............   309,585 (2)   7.6      334,354 (2)   6.4
Director

Daniel R. Martin,..........    22,000        *       108,297       2.1
President, Chief Executive
Officer, Director

Arthur L. Zimmet,..........    28,750        *        60,079       1.2
Senior Vice President

Robert M. Topol,...........    26,000        *        27,588        *
Director

Donald A. Meyer,...........    20,179        *        27,455        *
Director

George P. Carden,..........     6,725        *        28,339        *
Senior Vice President and
General Manager

James L. Katz,.............     3,025        *        21,118        *
Director

Dennis J. Curtin,..........     1,802        *        23,130        *
Vice President

Paul S. Echenberg,.........     3,000        *        20,091        *
Chairman of the Board of
E-Z-EM Canada Inc., Director

Michael A. Davis, M.D.,....      None        *        18,750        *
Medical Director, Director

All directors and executive
  officers as a group (22
  persons)................. 2,307,316 (2)  56.8    3,058,718 (2)  58.6


---------------

*        Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 2, 1995 as follows: Irwin H. Nadel (2,500), Daniel R. Martin (15,000), Robert
         M. Topol (2,500), Donald A. Meyer (2,500), James L. Katz (2,500) and Paul S. Echenberg (2,500).

(2) The Class A and Class B Common Stock include 282,585 shares and 300,811 shares, respectively, held as Trustee under the Trusts for the benefit of Seth Frederick Stern and Rachel Beth Stern, and as to which the Trustee disclaims beneficial ownership, even though the Trustee has the power to vote and dispose of such shares.

(3) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 2, 1995 as follows: Howard S. Stern (35,000), Phillip H. Meyers, M.D. (15,000), Irwin H. Nadel (4,500), Daniel R. Martin (100,000), Arthur L. Zimmet(26,000), Robert M. Topol (4,500),
         Donald A. Meyer (4,500), George P. Carden (20,500), James L. Katz (19,500), Dennis J. Curtin (21,000), Paul S. Echenberg (19,500)
         and Michael A. Davis, M.D. (18,750).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A major facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Phillip H. Meyers, M.D., 5% by other employees of the Company and 43% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, were $144,142 during 1995. The lease term expires in June 1996.

         The Company has engaged James L. Katz, a director of the Company, for consulting services. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $99,000 during 1995.

         The Company has engaged Paul S. Echenberg, a director of the Company, both as a consultant and employee. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $165,000 during 1995. The Company has an investment in an entity in which Mr. Echenberg serves as a director.

         The Company has engaged Michael A. Davis, M.D., a recently appointed director of the Company, for consulting services. Fees for such services were approximately $97,000 during 1995.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

                                                                        Page

(a)      1.    FINANCIAL STATEMENTS

         The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in
Part IV of this report:

         Report of Independent Certified Public Accountants              35

         Consolidated balance sheets - June 3, 1995 and
              May 28, 1994                                               37

         Consolidated statements of earnings - fifty-three weeks
              ended June 3, 1995 and fifty-two weeks ended
              May 28, 1994 and May 29, 1993                              39

         Consolidated statements of stockholders' equity - fifty-
              three weeks ended June 3, 1995 and fifty-two weeks
              ended May 28, 1994 and May 29, 1993                        40

         Consolidated statements of cash flows - fifty-three weeks
              ended June 3, 1995 and fifty-two weeks ended
              May 28, 1994 and May 29, 1993                              41

         Notes to consolidated financial statements                      43

(a)      2.  FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedule is included in
Part IV of this report:

         Schedule II - Valuation and qualifying accounts                 64

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)      3.   EXHIBITS

        3(i)  Certificate of amendment to restated certificate
                   of incorporation                                      (a)

        3(ii) Amended Bylaws                                             (b)

       10     1983 Employees Stock Option Plan                           (a)

       10     1984 Directors and Consultants Stock Option Plan           (a)

       10     Income Deferral Program                                    (a)

       11     Statement re computation of per share earnings             65

       13     Annual report to security holders                          (c)

       21     Subsidiaries of the Registrant                             66

       22     Proxy statement to security holders                        (c)

       23     Consent of Independent Certified Public Accountants        67

       27     Financial Data Schedule                                    68

       99     Report of Independent Certified Public Accountants
                   Other than Principal Accountants                      69
---------------

              (a) Incorporated by reference to Exhibit 3 of Registrant's annual report filed on Form 10-K for the fiscal year ended May 29, 1993

              (b) Incorporated by reference to Exhibit 3 of Registrant's annual report filed on Form 10-K for the fiscal year ended May 28, 1994

              (c)  To be filed on a subsequent date

(b)      1.    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed for the fourth quarter ended June 3, 1995.

         Schedules other than those shown above are not submitted as the subject matter thereof is either not required or is not present in amounts sufficient to require submission in accordance with the instructions in Regulation S-X or the information required is included in the Notes to Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               E-Z-EM, Inc.
                                               -------------------------------
                                               (Registrant)


Date August 24, 1995                           /s/ Howard S. Stern
     ----------------                          -------------------------------
                                               Howard S. Stern, Chairman of
                                               the Board, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 24, 1995               /s/ Howard S. Stern
     ---------------               --------------------------------------------
                                   Howard S. Stern, Chairman of the Board,
                                   Director

Date August 24, 1995               /s/ Daniel R. Martin
     ---------------               --------------------------------------------
                                   Daniel R. Martin, President, Chief
                                   Executive Officer, Director

Date August 24, 1995               /s/ Phillip H. Meyers
     ---------------               --------------------------------------------
                                   Phillip H. Meyers, Senior Vice President
                                   - Strategic Scientific Opportunities,
                                   Director

Date August 24, 1995               /s/ Dennis J. Curtin
     ---------------               --------------------------------------------
                                   Dennis J. Curtin, Vice President -
                                   Finance (Chief Accounting and Financial
                                   Officer)

Date August 23, 1995               /s/ Michael A. Davis
     ---------------               --------------------------------------------
                                   Michael A. Davis, Director

Date August 24, 1995               /s/ Paul S. Echenberg
     ---------------               --------------------------------------------
                                   Paul S. Echenberg, Director

Date August 24, 1995               /s/ James L. Katz
     ---------------               --------------------------------------------
                                   James L. Katz, Director

Date August 21, 1995               /s/ Donald A. Meyer
     ---------------               --------------------------------------------
                                   Donald A. Meyer, Director

Date August 21, 1995               /s/ Irwin H. Nadel
     ---------------               --------------------------------------------
                                   Irwin H. Nadel, Director

Date August 23, 1995               /s/ Robert M. Topol
     ---------------               --------------------------------------------
                                   Robert M. Topol, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
      E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of June 3, 1995 and May 28, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the fifty-three weeks ended June 3, 1995 and the fifty-two weeks ended May 28, 1994 and May 29, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, which statements reflect total assets constituting approximately 20% in 1995 and 29% in 1994 and net sales constituting approximately 13% in 1995 and 22% in 1994 and 1993 of the related consolidated totals. Those statements were audited by other auditors, whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 3, 1995 and May 28, 1994, and the consolidated results of their operations and their consolidated cash flows for the fifty-three weeks ended June 3, 1995 and the fifty-two weeks ended May 28, 1994 and May 29, 1993, in conformity with generally accepted accounting principles.

As discussed in Note I to the financial statements, the accompanying consolidated financial statements include an estimated liability with respect to the early termination of a lease agreement. The management of Surgical Dynamics Inc., the Company's 51%-owned subsidiary, is in negotiations to resolve such matter. However, the final resolution of actual settlement amounts is dependent upon future events of which the outcome is not fully determinable at the present time.

We have also audited the financial statement schedule listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                             GRANT THORNTON LLP
                                             Certified Public Accountants

Melville, New York
July 25, 1995

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                  June 3,      May 28,
          ASSETS                                   1995         1994
                                                  -------      --------
                                                     (in thousands)

CURRENT ASSETS
  Cash and cash equivalents                      $ 3,962      $ 6,851
  Debt and equity securities                         485          485
  Accounts receivable, principally trade,
    net of allowance for doubtful
    accounts of $465,000 in 1995 and
    $406,000 in 1994                              17,354       17,587
  Inventories                                     22,752       18,919
  Other current assets                             2,602        2,432
                                                  ------       ------

      Total current assets                        47,155       46,274

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                    20,864       18,572

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  amortization of $354,000 in 1995 and
  $262,000 in 1994                                   633          679

INTANGIBLE ASSETS, less accumulated
  amortization of $492,000 in 1995 and
  $403,000 in 1994                                   463          467

DEBT AND EQUITY SECURITIES                         4,352        3,264

OTHER ASSETS                                       2,628        2,275
                                                  ------       ------

                                                 $76,095      $71,531
                                                 =======      =======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                  June 3,      May 28,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1995         1994
                                                  -------      -------
                                                     (in thousands)

CURRENT LIABILITIES
  Notes payable                                  $ 1,021      $   777
  Current maturities of long-term debt               208        2,307
  Accounts payable                                 6,713        4,394
  Accrued liabilities                              5,559        5,246
  Accrued income taxes                               400          462
                                                  ------       ------

      Total current liabilities                   13,901       13,186

LONG-TERM DEBT, less current maturities            1,114          586

OTHER NONCURRENT LIABILITIES                       1,805        1,553

MINORITY INTEREST IN SUBSIDIARY                    1,385        1,937

COMMITMENTS AND CONTINGENCIES                     ------       ------

      Total liabilities                           18,205       17,262
                                                  ------       ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share -
    authorized, 1,000,000 shares; issued, none        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 12,000,000 shares;
      issued and outstanding, 4,032,532
      shares in 1995 and 1994                        403          403
    Class B (non-voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding, 4,785,462
      shares in 1995 and 4,528,680 shares
      in 1994                                        479          453
  Additional paid-in capital                      11,570       10,505
  Retained earnings                               44,953       44,414
  Unrealized holding gain on debt and equity
    securities                                     1,786
  Cumulative translation adjustments              (1,301)      (1,506)
                                                   -----        -----

      Total stockholders' equity                  57,890       54,269
                                                  ------       ------

                                                 $76,095      $71,531
                                                  ======       ======





The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS

                                      Fifty-three        Fifty-two
                                      weeks ended       weeks ended
                                      -----------   -------------------
                                        June 3,     May 28,     May 29,
                                         1995        1994        1993
                                        -------     -------     -------
                                    (in thousands, except per share data)

Net sales                              $97,597     $94,123     $93,417

Cost of goods sold                      55,286      54,919      52,068
                                        ------      ------      ------
      Gross profit                      42,311      39,204      41,349
                                        ------      ------      ------
Operating expenses
  Selling and administrative            34,164      31,019      33,481
  Research and development               6,790       7,470       6,978
                                        ------      ------      ------
    Total operating expenses            40,954      38,489      40,459
                                        ------      ------      ------

      Operating profit                   1,357         715         890

Other income (expense)
  Interest income                          556         475         653
  Interest expense                        (322)       (407)       (412)
  Other, net                               457         285       1,125
                                         -----       -----       -----

      Earnings before income taxes
        and minority share of
        subsidiary's operations          2,048       1,068       2,256

Income tax provision                     1,228         888       1,319
                                         -----       -----       -----

      Earnings before minority share
        of subsidiary's operations         820         180         937

Minority share of subsidiary's
  operations                               810          97         742
                                         -----       -----       -----

      NET EARNINGS                     $ 1,630     $   277     $ 1,679
                                         =====      ======      ======


Earnings per common share
  Primary and fully diluted            $   .18     $   .03     $   .19
                                         =====       =====      ======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Fifty-three weeks ended June 3, 1995, fifty-two
                    weeks ended May 28, 1994 and May 29, 1993
                        (in thousands, except share data)

                                                                                                    Unrealized
                                  Class A          Class B                                         holding gain
                                common stock     common stock   Additional             Treasury      on debt    Cumulative
                                --------------   ------------    paid-in   Retained      stock      and equity  translation
                                Shares  Amount   Shares  Amount  capital   earnings  Shares Amount  securities  adjustments  Total
                              --------- ------  -------  ------ ---------- --------  ------ ------ ------------ -----------  ------

Balance at May 30, 1992       8,148,590  $815      -      $ -    $ 7,663   $46,099   88,107  $ (9)    $  -      $   332    $54,900

Issuance of stock                 4,680              970              39                                                        39
Retirement of treasury stock    (88,107)   (9)                                      (88,107)    9
One-for-two reverse common
  stock split                (4,032,630) (403)                       403
One-for-one Class B common
  stock dividend                               4,032,533   403      (403)
3% common stock dividend                         241,672    25     1,546    (1,573)                                             (2)
Net earnings                                                                 1,679                                           1,679
Cash dividends ($.10 per
  common share)                                                               (806)                                           (806)
Foreign currency translation
  adjustments                                                                                                      (809)      (809)
                              ---------   ---  ---------   ---    ------    ------  -------   ---      -----      ------    -------

Balance at May 29, 1993       4,032,533   403  4,275,175   428     9,248    45,399     -       -         -         (477)    55,001

Issuance of stock                    (1)           4,479              22                                                         22
3% common stock dividend                         249,026    25     1,235    (1,262)                                             (2)
Net earnings                                                                   277                                              277
Foreign currency translation
  adjustments                                                                                                    (1,029)    (1,029)
                              ---------   ---  ---------   ---    ------    ------  -------   ---      -----      ------    -------
Balance at May 28, 1994       4,032,532   403  4,528,680   453    10,505    44,414     -       -         -       (1,506)     54,269

Unrealized holding gain on
  debt and equity securities
  at May 29, 1994                                                                                      3,531                  3,531
Issuance of stock                                    270               1                                                          1
3% common stock dividend                         256,512    26     1,064    (1,091)                                              (1)
Net earnings                                                                 1,630                                            1,630
Unrealized holding loss on
  debt and equity securities                                                                          (1,745)                (1,745)
Foreign currency translation
  adjustments                                                                                                       205         205
                              ---------   ---  ---------   ---    ------    ------  -------   ---      -----      ------    -------
Balance at June 3, 1995       4,032,532  $403  4,785,462  $479   $11,570   $44,953     -     $ -      $1,786    $(1,301)    $57,890
                              =========   ===  =========   ===    ======    ======  =======   ===      =====      =====      ======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Fifty-three        Fifty-two
                                      weeks ended       weeks ended
                                      -----------   -------------------
                                        June 3,     May 28,     May 29,
                                         1995        1994        1993
                                        -------     -------     -------
                                                 (in thousands)

Cash flows from operating activities:
  Net earnings                          $1,630      $  277      $1,679
  Adjustments to reconcile net
    earnings to net cash provided by
    operating activities
      Depreciation and amortization      2,800       2,728       2,583
      Gain on sale of investments                      (24)     (1,102)
      Minority share of subsidiary's
        operations                        (810)        (97)       (742)
      Deferred income taxes                282         (61)        188
      Disposal of assets                                           168
      Changes in operating assets
        and liabilities
          Accounts receivable              233      (1,077)        541
          Inventories                   (3,833)      1,637      (4,089)
          Other current assets            (305)        372       1,796
          Other assets                     128        (116)        (68)
          Accounts payable               2,319         616      (2,043)
          Accrued liabilities              312        (960)      1,439
          Accrued income taxes            (107)       (309)        122
          Other noncurrent liabilities     190          36          68
                                         -----       -----       -----

            Net cash provided by
              operating activities       2,839       3,022         540
                                         -----       -----       -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                      (4,812)     (2,175)     (3,933)
  (Increase) decrease in debt and
    equity securities                      (25)         57       5,419
  Decrease in certificates of deposit                            1,000
                                         -----       -----       -----

      Net cash (used in) provided by
        investing activities            (4,837)     (2,118)      2,486
                                         -----       -----       -----





The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                      Fifty-three        Fifty-two
                                      weeks ended       weeks ended
                                      -----------   -------------------
                                        June 3,     May 28,     May 29,
                                         1995        1994        1993
                                        -------     -------     -------
                                                 (in thousands)

Cash flows from financing activities:
  Repayments of debt                   $(3,374)    $(1,254)    $(3,559)
  Proceeds from issuance of debt         1,686         892       3,616
  Proceeds from issuance of loan
    by minority shareholder                258
  Dividends paid                                                (1,209)
  Issuance of stock in connection with
    the stock purchase plan and other        1          22          39
                                         -----       -----       -----

      Net cash used in financing
        activities                      (1,429)       (340)     (1,113)
                                         -----         ---       -----

Effect of exchange rate changes on
  cash and cash equivalents                538        (767)       (504)
                                         -----       -----       -----

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS            (2,889)       (203)      1,409

Cash and cash equivalents
  Beginning of year                      6,851       7,054       5,645
                                         -----       -----       -----

  End of year                           $3,962      $6,851      $7,054
                                        ======      ======      ======

Supplemental disclosures of cash
   flow information:
    Cash paid (refunded) during the
      year for:
        Interest                        $  201      $  360      $  392
                                        ======      ======      ======

        Income taxes (net of $449,000,
          $263,000 and $1,157,000 in
          refunds in 1995, 1994 and
          1993, respectively)           $  674      $1,050      $  (54)
                                        ======      ======      ======








The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries, as well as the accounts of Surgical Dynamics Inc., a 51%-owned subsidiary (the "Company"). The Company is primarily engaged in developing, manufacturing and marketing diagnostic imaging products designed to assist radiologists in the detection of physical abnormalities and diseases of the gastrointestinal tract.

    Operations outside the United States are included in the consolidated financial statements and consist of: A subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary manufacturing products located in Puerto Rico; a subsidiary manufacturing and marketing products located in Japan; a subsidiary promoting and distributing products located in Holland; and a subsidiary promoting and distributing products located in the United Kingdom.

    FISCAL YEAR

    The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal year 1995 ended on June 3, 1995 for a reporting period of fifty-three weeks and fiscal years 1994 and 1993 ended on May 28, 1994 and May 29, 1993, respectively, for reporting periods of fifty-two weeks.

    CASH AND CASH EQUIVALENTS

    The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are certificates of deposit and Eurodollar investments of $1,133,000 and $5,270,000 at June 3, 1995 and May 28, 1994,
      respectively. Foreign denominated cash and cash equivalents aggregated $1,695,000 and $3,911,000 at June 3, 1995 and May 28, 1994, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    DEBT AND EQUITY SECURITIES

    Effective in fiscal 1995, the Company has adopted Statement of Financial
      Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with the provisions of SFAS 115, this Statement has not been applied retroactively to prior years' financial statements.

    Pursuant to SFAS 115, debt and equity securities are to be classified in three categories and accounted for as follows: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operations; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of the related tax effects. Cost is determined using the specific identification method.

    INVENTORIES

    Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,649,000, $2,586,000 and $2,437,000 in 1995, 1994 and 1993, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

    The excess cost is being amortized on a straight-line basis over 5 and 40 year periods. On an ongoing basis, management reviews the valuation and amortization of this asset to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related asset. Amortization was $70,000, $65,000 and $70,000 in 1995, 1994 and
      1993, respectively.

    INTANGIBLE ASSETS

    Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from five to fifteen and one-half years. Amortization was $81,000, $77,000 and $76,000 in 1995, 1994 and 1993, respectively.

    INCOME TAXES

    Effective at the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This change did not have a significant impact on the Company's consolidated financial statements. In accordance with the provisions of SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

    In accordance with Statement of Financial Accounting Standards No. 52,
      "Foreign Currency Translation," the Company has determined that the functional currency for each of its foreign subsidiaries is the local currency. This assessment considers that the day-to-day operations are not dependent upon the economic environment of the parent's functional currency, financing is effected through their own operations, and the foreign operations primarily generate and expend foreign currency. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    EARNINGS PER COMMON SHARE

    Primary and fully diluted earnings per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are excluded from both the primary and fully diluted calculations for 1995, 1994 and 1993, since their inclusion would not be materially dilutive.

    The weighted average number of common shares on both a primary and fully diluted basis was 8,817,785, 8,816,837 and 8,811,342 in 1995, 1994 and
      1993, respectively. The weighted average number of common shares outstanding and the per share amounts for all periods presented have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note J.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year amounts to conform to the 1995 presentation.


NOTE B - DEBT AND EQUITY SECURITIES

    Debt and equity securities at June 3, 1995 consist of the following:


                                                            Unrealized
                                       Amortized    Fair      Holding
                                         Cost      Value    Gain (Loss)
                                       ---------   -----    -----------
                                               (in thousands)
    Current

      Held-to-maturity securities
        (carried on the balance sheet
        at amortized cost)
          Debt securities               $   75     $   75
                                         -----      -----

      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities                398        357     $  (31)
          Other                             53         53
                                         -----      -----      ------

                                           451        410        (31)
                                         -----      -----      -----

                                        $  526     $  485     $  (31)
                                         =====      =====      =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE B - DEBT AND EQUITY SECURITIES (continued)

                                                            Unrealized
                                       Amortized    Fair      Holding
                                         Cost      Value    Gain (Loss)
                                       ---------   -----    -----------
                                               (in thousands)
    Noncurrent

      Held-to-maturity securities
        (carried on the balance sheet
        at amortized cost)
          Debt securities with
            maturities after one year
            through five years          $1,593     $1,605
                                         -----      -----

      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities              1,670      2,758     $1,088
          Other                              1          1
                                         -----      -----     ------

                                         1,671      2,759      1,088
                                         -----      -----      -----

                                        $3,264     $4,364     $1,088
                                         =====      =====      =====


    At May 28, 1994, other marketable investments (now classified as debt and equity securities), which consisted primarily of adjustable rate preferred stock and state municipal bonds, were carried at the lower of aggregate cost or market value. The cost and market value of other marketable investments at May 28, 1994 were $494,000 and $485,000, respectively.

    At May 28, 1994, noncurrent marketable investments (now classified as debt and equity securities), which consisted primarily of municipal bonds and equity securities, were also carried at the lower of aggregate cost or market value. The cost and market value of noncurrent marketable investments at May 28, 1994 were $3,264,000 and $6,670,000, respectively. $5,048,000 of such market value related to the Company's investment in ISG Technologies, Inc.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE C - INVENTORIES

    Inventories consist of the following:

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)

    Finished goods                               $11,856      $ 8,927
    Work in process                                2,214        1,704
    Raw materials                                  8,682        8,288
                                                  ------       ------

                                                 $22,752      $18,919
                                                 =======      =======


NOTE D - PROPERTY, PLANT AND EQUIPMENT, AT COST

  Property, plant and equipment are summarized as follows:

                                   Estimated
                                    Useful        June 3,      May 28,
                                     Lives         1995         1994
                                   ---------      -------      -------
                                                     (in thousands)

    Building and building
      improvements              10 to 39 years   $11,176      $ 7,229
    Machinery and equipment      2 to 10 years    23,897       21,979
    Leasehold improvements       Term of lease     1,816        3,397
                                                  ------       ------

                                                  36,889       32,605
    Less accumulated depreciation
      and amortization                            19,709       17,175
                                                  ------       ------

                                                  17,180       15,430
    Land                                           3,684        3,142
                                                  ------       ------

                                                 $20,864      $18,572
                                                 =======      =======

    In July 1994, the Company's Canadian subsidiary purchased the land and building housing its manufacturing facilities for approximately $2,817,000.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE E - INCOME TAXES

    Income tax expense (benefit) analyzed by category and by income statement classification is summarized as follows:

                                      1995         1994         1993
                                     ------       ------       ------
                                              (in thousands)
    Current
      Federal                        $    3       $ (126)      $ (150)
      State and local                    66           60           46
      Foreign                           877        1,015        1,235
                                      -----        -----        -----

        Subtotal                        946          949        1,131

    Deferred                            282          (61)         188
                                      -----        -----        -----

        Total                        $1,228       $  888       $1,319
                                      =====        =====        =====


    As discussed in Note A, the Company adopted SFAS 109 at the beginning of fiscal 1993. Deferred income taxes for 1995, 1994 and 1993 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

    Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:


                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)
    Deferred tax assets
      Tax operating loss carryforwards            $3,767       $2,911
      Tax credit carryforwards                     1,295          947
      Difference between book and tax basis
        in investment sold to Canadian
        subsidiary                                 1,137        1,137
      Capital loss carryforwards                     453          431
      Alternative minimum tax ("AMT")
        credit carryforward                          165          136
      Expenses incurred not currently
        deductible                                 1,455        1,239
      Unrealized investment losses                   877            3
      Deferred compensation costs                    487          410
      Inventories                                    243          400
      Other                                           67          119
                                                   -----        -----

        Gross deferred tax asset                   9,946        7,733
                                                   -----        -----

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE E - INCOME TAXES (continued)

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)
    Deferred tax liabilities
      Excess tax over book depreciation           $  914       $  813
      Tax on unremitted profits of Puerto
        Rican subsidiary                             145          202
      Unrealized investment gains                    144
      Other                                          109          221
                                                   -----        -----

        Gross deferred tax liability               1,312        1,236

    Valuation allowance                           (7,861)      (6,225)
                                                   -----        -----

        Net deferred tax asset                    $  773       $  272
                                                   =====        =====


    In 1994, the Company sold to its Canadian subsidiary warrants to purchase
      396,396 shares of stock in ISG Technologies, Inc. This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset.

    If not utilized, the tax operating and capital loss carryforwards will expire in various amounts over the years 1996 through 2010. The tax credit carryforwards will expire in various amounts over the years 1997 through 2010. The AMT credit can be carried forward indefinitely.

    Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rico subsidiary, which are expected to be distributed at some time in the future. Deferred income taxes have not been provided on $1,008,000, representing the Company's share in the undistributed earnings of its 51%-owned subsidiary, Surgical Dynamics Inc. ("Surgical"), because of the intent to partially finance expansion and operating requirements by reinvestment of these earnings. Pursuant to the provisions of SFAS 109, the Company is required to record deferred income taxes on the undistributed earnings of Surgical beginning in 1994. However, Surgical had no earnings in 1995 and 1994.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE E - INCOME TAXES (continued)

    At June 3, 1995, undistributed earnings of certain foreign subsidiaries aggregated $13,465,000 which will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable. Furthermore, any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practical to estimate the amount of U.S. tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1,270,000. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, undistributed earnings of foreign subsidiaries may be taxable in certain situations for fiscal years beginning after September 30, 1993.

    Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)

      Current - Other assets                                    $ 135
      Current - Accrued income taxes               $(220)        (418)
      Noncurrent - Other assets                      993          630
      Noncurrent - Other noncurrent liabilities                   (75)
                                                     ---          ---

        Net deferred tax asset                     $ 773        $ 272
                                                     ===          ===


    Earnings (loss) before income taxes and minority share of subsidiary's operations for U.S. and international operations consist of the following:

                                      1995         1994         1993
                                     ------       ------       ------
                                              (in thousands)

      United States                  $ (706)     $(2,023)      $ (886)
      International                   2,754        3,091        3,142
                                      -----        -----        -----
                                     $2,048      $ 1,068       $2,256
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE E - INCOME TAXES (continued)

    The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings before income taxes and minority share of subsidiary's operations for the following reasons:



                                      1995         1994         1993
                                     ------       ------       -------
                                              (in thousands)

    Income tax provision             $1,228       $  888       $1,319
    Effect of:
      State income taxes, net of
        Federal tax benefit             (26)         (20)         (15)
      Research and development credit    24           11           15
      Earnings of the Puerto Rico
        subsidiary, net of Puerto
        Rico Corporate tax and
        Tollgate tax                    373          367          303
      Earnings of the Foreign Sales
        Corporation                                               (10)
      Tax-exempt portion of
        investment income                 7           13           48
      Losses of entities generating
        no current tax benefit         (581)      (1,080)        (626)
      Utilization of loss carry-
        forwards by foreign entity                    50
      Adjustments of estimated
        taxes                                                    (268)
      Change in valuation allowance
        with respect to a subsidiary   (135)         108
      Other                            (194)          26            1
                                      -----        -----        -----

    Income tax provision at
      statutory tax rate of 34%      $  696       $  363       $  767
                                      =====        =====        =====


    The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

    The U.S. Federal income tax returns of the Company through June 1, 1991 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE F - DEBT

      Short-term debt consists of the following:

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)

    Japanese bank
      4.00% note (1)                              $  607
      5.25% note (1)                                             $480
    Bank, 10.75% line of credit (2)                  150
    Other financial institutions
      6.37% note, unsecured                          264
      3.50% note, unsecured                                       297
                                                   -----          ---

                                                  $1,021         $777
                                                   =====          ===

      Long-term debt consists of the following:

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)

    Japanese bank loans, due February 1999
      through March 2001, 1.90% to 4.10% (1)      $1,277       $  590
    Bank term note, repaid in December 1994                     2,000
    Industrial development loans, repaid in
      June 1994                                                   264
    Obligations under capital leases                  45           39
                                                   -----        -----

                                                   1,322        2,893
    Less current maturities                          208        2,307
                                                   -----        -----

                                                  $1,114       $  586
                                                   =====        =====


(1) Collateralized by property, plant and equipment having a net carrying value of $2,000,000 at June 3, 1995.

(2) Surgical has available $500,000 under this line of credit with a bank, which is collateralized by accounts receivable and inventory and expires July 31, 1995. Surgical is in the process of renegotiating such line of credit.

      The Company has available $4,000,000 under an unsecured line of credit with a bank, which expires on November 30, 1995. At June 3, 1995, no amounts were outstanding under this line of credit.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE F - DEBT (continued)

      The Company's Canadian subsidiary has available a line of credit in the amount of $725,900 (Canadian $1,000,000) with a bank, which expires on December 31, 1995 and is collateralized by accounts receivable. At June 3, 1995, no amounts were outstanding under this line of credit.

      During 1995 and 1994, the weighted average interest rates on short-term debt were 5.48% and 4.77%, respectively.


NOTE G - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                  June 3,      May 28,
                                                   1995         1994
                                                  -------      -------
                                                     (in thousands)

    Payroll and related expenses                  $3,341       $2,768
    Accrued lease settlement (Note I)                600          600
    Other                                          1,618        1,878
                                                   -----        -----

                                                  $5,559       $5,246
                                                  ======       ======


NOTE H - RETIREMENT PLANS

    E-Z-EM, Inc. and certain domestic subsidiaries ("E-Z-EM") provide pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 1995, 1994 and 1993, profit-sharing contributions were $464,000, $457,000 and $400,000, respectively, and 401(k) matching contributions were $292,000, $274,000 and $238,000, respectively.

    Surgical Dynamics Inc. also provides pension benefits to eligible employees through a Profit-Sharing Plan and a 401(k) Plan. In 1994 and 1993, profit-sharing contributions were $10,000 and $8,000, respectively. There was no profit-sharing contribution in 1995. In 1995, 1994 and 1993, 401(k) matching contributions were $43,000, $60,000 and $51,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE H - RETIREMENT PLANS (continued)

    E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through a Defined Contribution Plan. In 1995, 1994 and 1993, contributions were $53,000, $88,000 and $60,000, respectively.


NOTE I - COMMITMENTS AND CONTINGENCIES

    The Company is presently a defendant in a product liability action. This suit claims damages based upon alleged injuries resulting from the use of one of the Company's products. The action is in its early stages and while the Company is actively defending against the claim, it is unable to predict its outcome. It should be noted that in this action the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that the ultimate outcome in this action will have a material adverse effect on the consolidated financial statements.

    The Company was the defendant in a product liability action with respect to an alleged adverse reaction to one of its products. Such action was settled in October 1994. The settlement was covered by insurance.

    During March 1994, the Company began recalling its effervescent granules and colon cleansing products due to packaging and formulation problems, which might have resulted in inconsistent product performance over time. The recalls were initiated by the Company's desire to ensure complete product efficacy, as patient safety issues were not involved. The Company recorded a pre-tax provision in the aggregate amount of $1,546,000 during 1994, with respect to such recalls. During 1995, such recall was completed and the Company reduced this provision by $156,000 based upon the actual results of the recall. Such amounts are reflected in cost of goods sold in the consolidated statements of earnings. These products currently account for less than five percent of the Company's sales volume. Included in accrued liabilities and inventory are reserves related to these recalls of approximately $22,000 and $127,000, respectively, at June 3, 1995.

    The Company has been sued by Olympia Holding Corporation p/k/a P-I-E
      Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the United States Bankruptcy Court for the Middle District of Florida. The case is in its preliminary stages. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE I - COMMITMENTS AND CONTINGENCIES (continued)


      will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.

    During 1993, Surgical's lease agreement on the Alameda, California office and production facilities was prematurely terminated by Surgical. As of the termination, the remaining future minimum lease payments totalled approximately $3,146,000. Surgical's management is negotiating to settle the lease commitment. In 1993, Surgical accrued $600,000 for the estimated settlement of the lease commitment. The final resolution is dependent upon future events, the outcome of which is not fully determinable at the present time.

    The Company leases several facilities from related parties. During 1995, 1994 and 1993, aggregate rental costs under all operating leases, which primarily consist of facility rentals, were approximately $1,145,000, $1,389,000 and $1,633,000, respectively, of which approximately $205,000, $198,000 and $211,000, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 3, 1995, are summarized as follows:

                                             Total     Related party
                                            leases         leases
                                            ------     --------------
                                                (in thousands)

                    1996                    $  952          $142
                    1997                       554             8
                    1998                       434
                    1999                       404
                    2000                       419
                    Thereafter               2,971
                                             -----          ----

                                            $5,734          $150
                                             =====           ===

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

    The Company has employment contracts with certain key executives that provide for an initial term of five years. Future annual commitments with respect to these contracts at June 3, 1995, are summarized as follows:

                                                      (in thousands)

                    1996                                  $  375
                    1997                                     375
                    1998                                     375
                    1999                                     187
                                                           -----

                                                          $1,312
                                                          ======


NOTE J - COMMON STOCK

    In August 1983, the Company adopted a Stock Option Plan (the "1983 Plan").
      The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 1,500,000 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 1995.

    In August 1984, the Company adopted a second Stock Option Plan (the "1984
      Plan"). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 300,000 shares of the Company's Common Stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1984 Plan terminates in December 1995.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE J - COMMON STOCK (continued)

    On June 3, 1995, options for 306,695 shares were exercisable at prices ranging from $5.00 to $12.75 per share under the 1983 Plan and 57,250 shares were exercisable at prices ranging from $5.00 to $16.92 per share under the 1984 Plan. On June 3, 1995, there remained 79,833 and 29,750 shares available for granting of options under the 1983 and 1984 Plans, respectively.

    The following schedules summarize the changes in stock options for the three fiscal years ended June 3, 1995:

                           1983 Plan                  1984 Plan
                   -------------------------  -------------------------
                   Number of    Option Price  Number of    Option Price
                    Shares       Per Share     Shares       Per Share
                   ---------    ------------  ---------    ------------

  Outstanding at
    May 30, 1992    506,268  $5.92 to $12.75   117,750  $5.92 to $16.92
  Granted           308,240             6.25     5,000             6.25
  Cancelled         (59,605)  5.92 to  12.75
                  --------------------------   ------------------------
  Outstanding at
    May 29, 1993    754,903   5.92 to  12.75   122,750   5.92 to  16.92
  Granted             2,000             5.00     7,500             5.00
  Cancelled        (108,630)  5.92 to  12.75
                  --------------------------   ------------------------
  Outstanding at
    May 28, 1994    648,273   5.00 to  12.75   130,250   5.00 to  16.92
  Granted           917,915   4.00 to   4.75   170,500   4.00 to   4.75
  Cancelled        (373,278)  4.75 to  12.75   (70,500)  5.92 to  16.75
                  --------------------------   ------------------------
  Outstanding at
    June 3, 1995  1,192,910  $4.00 to $12.75   230,250  $4.00 to $16.92
                  ==========================   ========================

    On June 3, 1995, the weighted average exercise price for outstanding options under the 1983 and 1984 Plans was $5.22 and $5.93 per share, respectively.

    Options granted prior to the Company's recapitalization on October 26, 1992 (described below) are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

    In August 1985, the Company adopted an Employee Stock Purchase Plan (the
      "Employee Plan"). The Employee Plan provides for the purchase by employees of Company stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Common Stock may be purchased under the Employee Plan which terminates on September 30, 1998. During 1995, employees purchased 270 shares, at prices ranging from $3.40 to $4.46. Total proceeds received by the Company approximated $1,000.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE J - COMMON STOCK (continued)

    The Board of Directors of Surgical previously approved the adoption of the 1990 Stock Option and Stock Appreciation Rights Plan. As a result of this plan, the Company's voting interest in Surgical will remain unchanged, but its equity interest in Surgical may become diluted by as much as 5%.

    On October 26, 1992, the Company's stockholders approved the adoption of two amendments to the Certificate of Incorporation of the Company, which were adopted by the Board of Directors (the "Board") on September 22, 1992. The amendments: (i) effected a one-for-two reverse stock split of the Company's existing common stock, (ii) authorized a new voting Class A Common Stock (the "Class A Stock") of the Company and a new non-voting Class B Common Stock (the "Class B Stock") of the Company, (iii) increased the authorized number of shares of common stock from 15,000,000 to 18,000,000, consisting of 12,000,000 shares of the Class A Stock and 6,000,000 shares of the Class B Stock, and (iv) reclassified each share of existing common stock (after the reverse split) as one share of the Class A Stock. On October 26, 1992, the Board declared a stock dividend of one share of Class B Stock for each outstanding share of Class A Stock. The Class A Stock and Class B Stock have substantially identical rights, except that the Class A Stock has one vote per share on all matters on which shareholders of the Company are entitled to vote and the Class B Stock has no voting rights except as required by law. The Class B Stock has certain features designed to reduce or eliminate the economic reasons for the two classes of common stock to trade at materially different market prices. One such feature is the ability of the Board, in its discretion, to declare a cash dividend on the Class B Stock that is higher (but not lower) than the dividend declared on the Class A Stock. Another such feature is designed to enable the holders of Class B Stock to participate in any premium paid in the future for a significant block of the Class A Stock by a purchaser who has not acquired a proportionate share of the Class B Stock. Earnings per common share in the consolidated statements of earnings have been computed on the basis of the aggregate of the two classes of common stock.

    On January 20, 1993, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on March 12, 1993 to shareholders of record on February 26, 1993. On January 10, 1994, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on March 11, 1994 to shareholders of record on February 11, 1994. On January 24, 1995, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE J - COMMON STOCK (continued)

    March 16, 1995 to shareholders of record on February 24, 1995. Earnings per common share have been retroactively adjusted to reflect the stock dividends.


NOTE K - OTHER RELATED PARTIES

    A director provided consulting services to the Company during 1995, 1994 and 1993. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $99,000, $99,000 and $52,000 during 1995, 1994 and 1993, respectively.

    Another director provided services, both as a consultant and employee, to the Company during 1995, 1994 and 1993. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $165,000, $88,000 and $66,000 during 1995, 1994 and 1993, respectively.

    A recently appointed director provided consulting services to the Company during 1995, 1994 and 1993. Fees for such services were approximately $97,000, $96,000 and $96,000 during 1995, 1994 and 1993, respectively.


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

    The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two industry segments:
      Diagnostic products and surgical products. Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related apparatus used in X-ray, CT- scanning and other imaging examinations, and non-contrast systems, including interventional radiology products, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Surgical products include the Nucleotome device and other surgical devices and accessories. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the United States and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

    In the tables below, operating profit (loss) includes total net sales less operating expenses. Identifiable assets are those associated with industry segment or geographic area operations, excluding loans to or investments in another industry segment or

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

         geographic area operation. Intersegment sales and intergeographic sales are not material.

      In 1995, 1994 and 1993, there was one customer to whom sales of diagnostic products represented 14%, 14% and 15% of total sales, respectively. Approximately 17% and 18% of accounts receivable pertained to this customer at June 3, 1995 and May 28, 1994, respectively.

  Industry Segments                   1995         1994         1993
  -----------------                  ------       ------       -----
                                              (in thousands)
    Net Sales
      Diagnostic products           $88,526      $85,645      $84,507
      Surgical products               9,071        8,478        8,910
                                     ------       ------       ------

    Total Net Sales                 $97,597      $94,123      $93,417
                                     ======       ======       ======

    Operating Profit (Loss)
      Diagnostic products            $2,837       $1,200       $2,558
      Surgical products              (1,480)        (485)      (1,668)
                                      -----        -----        -----

    Total Operating Profit           $1,357       $  715       $  890
                                      =====        =====        =====

    Identifiable Assets
      Diagnostic products           $71,317      $66,369      $67,738
      Surgical products               5,033        5,162        5,514
      Eliminations                     (255)
                                     ------       ------       ------

    Total Identifiable Assets       $76,095      $71,531      $73,252
                                     ======       ======       ======

    Depreciation and Amortization
      Diagnostic products            $2,387       $2,336       $2,152
      Surgical products                 413          392          431
                                      -----        -----        -----

    Total Depreciation and
      Amortization                   $2,800       $2,728       $2,583
                                      =====        =====        =====

    Capital Expenditures
      Diagnostic products            $4,548       $1,857       $3,659
      Surgical products                 264          318          274
                                      -----        -----        -----

    Total Capital Expenditures       $4,812       $2,175       $3,933
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

    GEOGRAPHIC AREAS

    The following geographic area data includes net sales, operating profit
      (loss) generated by and assets employed in operations located in each area:

                                      1995       1994 (1)     1993 (1)
                                     ------      --------     --------
                                              (in thousands)
    Net Sales
      United States operations      $74,144      $71,900      $72,775
      International operations:
        Canada                       14,100       14,301       14,140
        Other                        13,763       12,196       11,717
      Eliminations                   (4,410)      (4,274)      (5,215)
                                     ------       ------       ------
    Total Net Sales                 $97,597      $94,123      $93,417
                                     ======       ======       ======

    Operating Profit (Loss)
      United States operations      $(1,362)     $(2,571)     $(2,525)
      International operations:
        Canada                        2,350        3,143        2,839
        Other                           456          100          591
      Eliminations                      (87)          43          (15)
                                      -----        -----        -----

    Total Operating Profit          $ 1,357      $   715      $   890
                                      =====        =====        =====

    Identifiable Assets
      United States operations      $53,171      $54,300      $53,586
      International operations:
        Canada                       15,816       12,621       14,532
        Other                         8,857        7,731        7,608
      Eliminations                   (1,749)      (3,121)      (2,474)
                                     ------       ------       ------
    Total Identifiable Assets       $76,095      $71,531      $73,252
                                     ======       ======       ======

(1) Certain reclassifications have been made to the 1994 and 1993 amounts to conform to the 1995 presentation.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 1995, May 28, 1994 and May 29, 1993


NOTE L - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

      The Company's domestic export sales by geographic area are summarized as follows:

                                      1995         1994         1993
                                    -------       ------       ------
                                              (in thousands)

      Europe                        $ 4,549       $3,667       $3,579
      Other                           6,079        5,717        4,070
                                     ------        -----        -----

                                    $10,628       $9,384       $7,649
                                     ======        =====        =====


NOTE M - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations during 1995 and 1994 were as follows:

                                                  1995
                                  -------------------------------------
                                    First   Second    Third   Fourth
                                   Quarter  Quarter  Quarter  Quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $23,902  $23,899  $21,961  $27,835
    Gross profit                    10,977   10,488    8,819   12,027
    Net earnings (loss)              1,050      455   (1,077)   1,202
    Earnings (loss) per common
      share (1)(2)                     .12      .05     (.12)     .14

                                                  1994
                                   ------------------------------------
                                    First   Second    Third   Fourth
                                   Quarter  Quarter  Quarter  Quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $21,667  $22,421  $22,633  $27,402
    Gross profit                     8,924    9,515    8,123   12,642
    Net earnings (loss)               (723)    (222)  (1,911)   3,133
    Earnings (loss) per common
      share (1)                       (.08)    (.03)    (.22)     .36

(1) Earnings per common share have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note J.

(2) The sum of the quarters does not equal the fiscal year due to rounding.

During the fourth quarter of 1994, the Company made certain inventory adjustments with respect to the absorption of overhead costs, which served to increase pre-tax earnings by approximately $628,000.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


     Column A       Column B        Column C         Column D  Column E
     --------       --------        --------         --------  --------
                                    Additions
                               --------------------
                                 (1)        (2)
                     Balance             Charged to             Balance
                       at     Charged to   other                at end
                    beginning costs and  accounts-  Deductions-   of
    Description     of period  expenses   describe    describe   period
    -----------     --------- ---------- ---------  ----------- --------

Fifty-two weeks
ended May 29, 1993

Allowance for
  doubtful accounts..  $272     $119                  $ 38 (a)   $353
                        ===      ===                   ===        ===

Fifty-two weeks
ended May 28, 1994

Allowance for
  doubtful accounts..  $353     $149                  $ 96 (a)   $406
                        ===      ===                   ===        ===

Fifty-three weeks
ended June 3, 1995

Allowance for
  doubtful accounts..  $406     $ 91                  $ 32 (a)   $465
                        ===      ===                   ===        ===

(a) Amounts written off as uncollectible.