Form 10-Q
period 1995-09-02
EZ EM INC
filed 1995-10-17
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended September 2, 1995


                       Commission file number 0-13003
                                              -------


                                E-Z-EM, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Delaware                          11-1999504
        -------------------------------           ----------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


             717 Main Street, Westbury, New York            11590
          ----------------------------------------       ----------
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

                          Yes /X/  No  / /


On October 11, 1995, there were 4,032,532 shares of the registrant's Class A Common Stock outstanding and 4,812,469 shares of the registrant's Class B Common Stock outstanding.

                                  Page 1 of 15
                            Exhibit Index on Page 14

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX


Part 1:  Financial Information                                    Page
-------  ---------------------                                    ----


  Item 1.  Financial Statements


    Consolidated Balance Sheets - September 2, 1995 and
      June 3, 1995                                                3 - 4


    Consolidated Statements of Earnings - thirteen weeks
      ended September 2, 1995 and fourteen weeks ended
      September 3, 1994                                             5


    Consolidated Statement of Stockholders' Equity - thirteen
      weeks ended September 2, 1995                                 6


    Consolidated Statements of Cash Flows - thirteen weeks
      ended September 2, 1995 and fourteen weeks ended
      September 3, 1994                                           7 - 8


    Notes to Consolidated Financial Statements                    9 - 10


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11 - 13


Part II:  Other Information
--------  -----------------


  Item 1.  Legal Proceedings                                       14


  Item 6.  Exhibits and Reports on Form 8-K                        14

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 September 2,    June 3,
               ASSETS                                1995         1995
                                                     ----         ----
                                                 (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                        $ 3,885      $ 3,962
  Debt and equity securities                           508          485
  Accounts receivable, principally
    trade, net                                      16,189       17,354
  Inventories                                       23,577       22,752
  Other current assets                               2,229        2,602
                                                    ------       ------

      Total current assets                          46,388       47,155

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      21,176       20,864

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              624          633

INTANGIBLE ASSETS, less accumulated
  amortization                                         642          463

DEBT AND EQUITY SECURITIES                           4,770        4,352

OTHER ASSETS                                         2,570        2,628
                                                    ------       ------

                                                   $76,170      $76,095
                                                    ======       ======


The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 September 2,    June 3,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1995         1995
                                                     ----         ----
                                                 (unaudited)    (audited)

CURRENT LIABILITIES
  Notes payable                                    $   863      $ 1,021
  Current maturities of long-term debt                 203          208
  Accounts payable                                   5,993        6,713
  Accrued liabilities                                5,374        5,559
  Accrued income taxes                                 520          400
                                                    ------       ------

      Total current liabilities                     12,953       13,901

LONG-TERM DEBT, less current maturities                875        1,114

OTHER NONCURRENT LIABILITIES                         1,769        1,805

MINORITY INTEREST IN SUBSIDIARY                      1,452        1,385

CONTINGENCIES                                       ------       ------

      Total liabilities                             17,049       18,205
                                                    ------       ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 12,000,000 shares;
      issued and outstanding 4,032,532 shares
      at September 2, 1995 and June 3, 1995            403          403
    Class B (non-voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,802,762 shares
      at September 2, 1995 and 4,785,462
      shares at June 3, 1995                           481          479
  Additional paid-in capital                        11,670       11,570
  Retained earnings                                 45,522       44,953
  Unrealized holding gain on debt and
    equity securities                                2,076        1,786
  Cumulative translation adjustments                (1,031)      (1,301)
                                                    ------       ------

      Total stockholders' equity                    59,121       57,890
                                                    ------       ------

                                                   $76,170      $76,095
                                                    ======       ======

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (unaudited)


                                                   Thirteen     Fourteen
                                                 weeks ended  weeks ended
                                                 September 2, September 3,
                                                     1995         1994
                                                     ----         ----

                                                       (in thousands,
                                                   except per share data)

Net sales                                          $24,130      $23,902

Cost of goods sold                                  13,588       12,925
                                                    ------       ------

      Gross profit                                  10,542       10,977
                                                    ------       ------

Operating expenses
  Selling and administrative                         8,546        8,227
  Research and development                           1,489        1,617
                                                    ------       ------

    Total operating expenses                        10,035        9,844
                                                    ------       ------

      Operating profit                                 507        1,133

Other income (expense)
  Interest income                                       59          286
  Interest expense                                     (81)        (113)
  Other, net                                            51           38
                                                    ------       ------

      Earnings before income taxes and minority
        share of subsidiary's  operations              536        1,344

Income tax provision                                   131          295
                                                    ------       ------

      Earnings before minority share
        of subsidiary's operations                     405        1,049

Minority share of subsidiary's operations              164            1
                                                    ------       ------

      NET EARNINGS                                 $   569      $ 1,050
                                                    ======       ======

Earnings per common share
  Primary                                          $   .06      $   .12
                                                    ======       ======
  Fully diluted                                    $   .06      $   .12
                                                    ======       ======

Weighted average common shares
  Primary                                        8,819,467    8,817,737
                                                 =========    =========
  Fully diluted                                  9,209,386    8,856,371
                                                 =========    =========

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Thirteen weeks ended September 2, 1995
                                 (unaudited)
                      (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                   --------------     ---------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                   ------   ------    ------   ------   -------    --------  ----------  -----------   -----

Balance at June 3, 1995          4,032,532   $403   4,785,462   $479    $11,570    $44,953     $1,786      $(1,301)   $57,890

Exercise of stock options                              16,950      2         98                                           100
Issuance of stock                                         350                 2                                             2
Net earnings                                                                           569                                569
Unrealized holding gain on debt
  and equity securities                                                                           290                     290
Foreign currency translation
  adjustments                                                                                                  270        270
                                 ---------   ----   ---------   ----    -------    -------     ------      -------    -------

Balance at September 2, 1995     4,032,532   $403   4,802,762   $481    $11,670    $45,522     $2,076      $(1,031)   $59,121
                                 =========   ====   =========   ====    =======    =======     ======      =======    =======



The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                   Thirteen     Fourteen
                                                 weeks ended  weeks ended
                                                 September 2, September 3,
                                                     1995         1994
                                                     ----         ----
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings                                      $  569       $1,050
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                    688          666
      Minority share of subsidiary's
        operations                                    (164)          (1)
      Deferred income taxes                             17           20
      Changes in operating assets and
        liabilities
          Accounts receivable                        1,165        2,954
          Inventories                                 (825)      (1,527)
          Other current assets                         373          723
          Other assets                                (273)         (50)
          Accounts payable                            (720)        (434)
          Accrued liabilities                         (185)        (733)
          Accrued income taxes                         103           32
          Other noncurrent liabilities                  40           62
                                                    ------       ------

            Net cash provided by operating
              activities                               788        2,762
                                                    ------       ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (961)      (3,353)
  Increase in debt and equity securities                (5)      (1,975)
                                                    ------       ------

      Net cash used in investing activities           (966)      (5,328)
                                                    ------       ------

Cash flows from financing activities:
  Repayments of debt                                  (313)        (637)
  Proceeds from issuance of debt                       200          189
  Proceeds from issuance of loan by
    minority shareholder                               231
  Proceeds from exercise of stock options              100
  Issuance of stock in connection with
    the stock purchase plan                              2
                                                    ------       ------

      Net cash provided by (used in)
        financing activities                           220         (448)
                                                    ------       ------

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                   Thirteen     Fourteen
                                                 weeks ended  weeks ended
                                                 September 2, September 3,
                                                     1995         1994
                                                     ----         ----
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $ (119)      $  332
                                                    ------       ------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                    (77)      (2,682)

Cash and cash equivalents
  Beginning of period                                3,962        6,851
                                                    ------       ------

  End of period                                     $3,885       $4,169
                                                    ======       ======

Supplemental disclosures of cash
  flow information:
    Cash paid (refunded) during the
      period for:
        Interest                                    $   40       $   88
                                                    ======       ======
        Income taxes (net of $69,000 and
          $448,000 in refunds in 1995 and
          1994, respectively)                       $  127       $ (187)
                                                    ======       ======






The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 2, 1995 and September 3, 1994
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of September 2, 1995, the consolidated statement of stockholders' equity for the period ended September 2, 1995, and the consolidated statements of earnings and cash flows for the periods ended September 2, 1995 and September 3, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at September 2, 1995 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1995 Annual Report on Form 10-K filed by the Company on September 1, 1995. The results of operations for the periods ended September 2, 1995 and September 3, 1994 are not necessarily indicative of the operating results for the respective full years.


NOTE B - INVENTORIES

  Inventories consist of the following:

                                                 September 2,    June 3,
                                                     1995         1995
                                                     ----         ----
                                                       (in thousands)

    Finished goods                                 $12,292      $11,856
    Work in process                                  1,862        2,214
    Raw materials                                    9,423        8,682
                                                   -------      -------

                                                   $23,577      $22,752
                                                   =======      =======


NOTE C - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 11,000 shares were granted at $6.00 per share, options for 16,950 shares were exercised at prices ranging from $4.75 to $6.25 and options for 20,850 shares were cancelled at prices ranging from $4.75 to $6.25 per share during the thirteen weeks ended September 2, 1995.

  Under the Employee Stock Purchase Plan, 350 shares were purchased at $4.57 per share during the thirteen weeks ended September 2, 1995. Total proceeds received by the Company were $1,599.

                        E-Z-EM, Inc. and Subsidiaries

                   September 2, 1995 and September 3, 1994
                                 (unaudited)


NOTE D - CONTINGENCIES

  The Company is presently a defendant in two unrelated product liability actions. These suits claim damages based upon alleged injuries resulting from the use of one of the Company's products. The actions are in their early stages and while the Company is actively defending against the claims, it is unable to predict their outcome. It should be noted that in these actions the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that the ultimate outcome in these actions will have a material adverse effect on the consolidated financial statements.

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

  During 1993, Surgical Dynamics Inc.'s ("Surgical") lease agreement on the
    Alameda, California office and production facilities was prematurely terminated by Surgical, a 51%-owned subsidiary of the Company. As of the termination, the remaining future minimum lease payments totalled approximately $3,146,000. Surgical's management is negotiating to settle the lease commitment. In 1993, Surgical accrued $600,000 for the estimated settlement of the lease commitment. The final resolution is dependent upon future events, the outcome of which is not fully determinable at the present time.


NOTE E - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                        E-Z-EM, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERS ENDED SEPTEMBER 2, 1995 AND SEPTEMBER 3, 1994

     The Company's quarter ended September 2, 1995 represents thirteen weeks and the quarter ended September 3, 1994 represents fourteen weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which increased 2% in the quarter, accounted for 91% of sales in the current quarter versus 90% in the comparable period of last year. The surgical products industry segment includes the Nucleotome device and other surgical devices and accessories used in spinal surgery. Surgical product sales, which decreased 10% in the quarter, represented 9% of sales in the current quarter versus 10% in the comparable period of the prior year.

     Diagnostic segment results for the current quarter were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's core manufacturing operations. These costs resulted during the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the second fiscal quarter, resulting in lower than normal Canadian gross profits. Diagnostic segment results for the current quarter were positively affected by sales growth and improved manufacturing efficiencies in the Company's AngioDynamics division.

     Surgical product sales decreased 10% in the current quarter. Sales of the Nucleotome device declined due to the increased use of alternative surgical procedures, principally laminectomy. Sales growth in other surgical products, particularly the Ray Threaded Fusion Cage ("Ray TFCTM"), partially offset the decline in Nucleotome sales. The Ray TFC device is used during a surgical procedure known as spinal fusion. The Company needs regulatory approval to market this product domestically but has already obtained clearance in certain foreign countries and is actively marketing in these areas. Surgical segment results for the current quarter were also adversely affected by increased operating expenses of $145,000, principally due to expanded selling and marketing efforts. Surgical Dynamics contributed losses of $170,000 to E-Z-EM's consolidated operations in the current quarter, as compared to losses of $1,000 in the comparable quarter of the prior year.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended September 2, 1995, the Company reported net earnings of $569,000, or $.06 per common share, as compared to net earnings of $1,050,000, or $.12 per common share, for the comparable period of last year. Results for the current quarter were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by decreased sales and increased operating expenses in the surgical products segment. Results for the current quarter were positively affected by sales growth and improved manufacturing efficiencies in the Company's AngioDynamics division.

     Sales for the quarter ended September 2, 1995 increased 1% as compared to the quarter ended September 3, 1994. Sales in the current quarter were favorably affected by increased non-contrast systems sales of $720,000 and price increases, which accounted for approximately 1 1/2% of sales in the current quarter. The increase in non-contrast systems sales related almost entirely to the AngioDynamics division, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line. Sales in the current quarter were adversely affected by decreased contrast system sales of $586,000, which resulted from the reduced number of shipping days in the domestic operations during the current quarter versus the comparable prior year quarter, and decreased surgical product sales of $263,000. Sales in international markets, including direct exports from the United States, increased 2%, or $138,000 in the current quarter versus the comparable period of last year principally due to increased sales of non-contrast systems of $227,000, including $118,000 relating to custom contracts, and contrast systems of $89,000, partially offset by decreased sales of surgical products of $178,000.

     Gross profit expressed as a percentage of sales decreased to 44% during the current quarter from 46% in the comparable quarter of the prior year due primarily to unabsorbed overhead costs during construction at the Company's Canadian facility, partially offset by improved manufacturing efficiencies in the Company's AngioDynamics division.

     Selling and administrative expenses were $8,546,000 during the quarter ended September 2, 1995 versus $8,227,000 during the quarter ended September 3, 1994. This increase of $319,000, or 4%, in the current quarter was principally due to expanded selling and marketing efforts in the Company's AngioDynamics division of $219,000 and in the surgical segment of $133,000.

     Research and development ("R&D") expenditures decreased 8% in the current quarter to $1,489,000, or 6% of sales, from $1,617,000, or 7% of sales, in the comparable quarter of the prior year. This decline was due primarily to reduced spending of $165,000 relating to the commercialization of H. pylori test-related products. Of the R&D expenditures in the current quarter, approximately 59% relate to interventional radiology projects, 15% to contrast systems, 12% to spinal surgery projects, 6% to immunological projects and 8% to other projects. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, decreased $182,000 in the current quarter versus the comparable period of last year due to the discounting effect of an interest free loan, which the Company repaid during the comparable quarter of the prior year.

     For the quarter ended September 2, 1995, the Company's effective tax rate of 24% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized. The Company's effective tax rate of 22% during the quarter ended September 3, 1994 differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, and the utilization of net operating loss carryforwards in certain jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 2, 1995, capital expenditures and increased inventory levels were funded primarily by cash provided by operations. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At September 2, 1995, debt declined to $1,941,000 from $2,343,000 at June 3, 1995 and from a previously reported high of $6,219,000 at February 27, 1993. The Company has available $4,894,000 under various bank lines of credit of which $350,000 was outstanding at September 2, 1995.

     From fiscal 1991 through the second quarter of fiscal 1993, the Company paid quarterly cash dividends of $.05 per common share. In order to preserve cash reserves, the Company issued 3% stock dividends in lieu of cash dividends during the third quarter of fiscals 1993, 1994 and 1995.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At September 2, 1995, approximately 58% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and debt and equity securities. Inventories have increased at a greater rate than sales as a result of broadened product lines. The current ratio is 3.58 to 1, with net working capital of $33,435,000 at September 2, 1995, as compared to the current ratio of 3.39 to 1, with net working capital of $33,254,000 at June 3, 1995.

     During the quarter ended September 2, 1995, the Company entered into a license agreement to distribute a certain product with commitments which could aggregate $550,000 over the next two to three fiscal years.

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


ITEM 1.  LEGAL PROCEEDINGS

     During the quarter ended September 2, 1995, the Company was named as a defendant in a product liability action;

     EILEEN GUINN AND WILBERN GUINN, PLAINTIFFS VS. ST. JOSEPH'S HOSPITAL SISTERS OF THE THIRD ORDER OF ST. FRANCIS; BERLAND RADIOLOGY ASSOCIATES, LTD.; GERALD CLAYCOMB, M.D.; DAWN STILLWAGON, R.N.; AND E-Z-EM, INC., A CORPORATION, DEFENDANTS, pending in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, filed on August 22, 1995.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               PAGE

     (a)  Exhibit 27 - Financial data schedule                           15

     (b)  No reports on Form 8-K were filed for the quarter ended
          September 2, 1995.


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



                                          E-Z-EM, Inc.
                                          ----------------------------------
                                          (Registrant)



Date   October 11, 1995                   /s/ Daniel R. Martin
                                          ----------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director



Date   October 11, 1995                   /s/ Dennis J. Curtin
                                          ----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Finance (Chief Accounting and
                                          Financial Officer)