Form 10-Q
period 1995-12-02
EZ EM INC
filed 1996-01-16
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended  December 2, 1995
                                              ----------------


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

                          Yes    X      No
                              -------       ------


On January 12, 1996, there were 4,032,532 shares of the registrant's Class A Common Stock outstanding and 4,887,709 shares of the registrant's Class B Common Stock outstanding.


                          Exhibit Index on Page 19

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX


PART I:  FINANCIAL INFORMATION                                    PAGE


  Item 1.  Financial Statements


    Consolidated Balance Sheets - December 2, 1995 and
      June 3, 1995                                                3 - 4


    Consolidated Statements of Earnings - thirteen and
      twenty-six weeks ended December 2, 1995 and thirteen
      and twenty-seven weeks ended December 3, 1994                 5


    Consolidated Statement of Stockholders' Equity -
      twenty-six weeks ended December 2, 1995                       6


    Consolidated Statements of Cash Flows - twenty-six
      weeks ended December 2, 1995 and twenty-seven weeks
      ended December 3, 1994                                      7 - 8


    Notes to Consolidated Financial Statements                    9 - 12


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13 - 17


PART II:  OTHER INFORMATION


  Item 1.  Legal Proceedings                                       18


  Item 4.  Submission of Matters to a Vote of Security
             Holders                                               18


  Item 6.  Exhibits and Reports on Form 8-K                        19

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                  December 2,     June 3,
               ASSETS                                1995          1995
                                                     ----          ----
                                                  (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                       $  4,448       $ 3,962
  Debt and equity securities                        26,531           485
  Accounts receivable, principally
    trade, net                                      14,590        17,354
  Inventories                                       22,852        22,752
  Other current assets                               1,807         2,602
                                                  --------       -------

      Total current assets                          70,228        47,155

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      21,411        20,864

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              598           633

INTANGIBLE ASSETS, less accumulated
  amortization                                         419           463

DEBT AND EQUITY SECURITIES                           5,060         4,352

OTHER ASSETS                                         2,832         2,628
                                                  --------       -------

                                                  $100,548       $76,095
                                                  ========       =======


The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                  December 2,     June 3,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1995          1995
                                                     ----          ----
                                                  (unaudited)    (audited)

CURRENT LIABILITIES
  Notes payable                                   $    494       $ 1,021
  Current maturities of long-term debt                 204           208
  Accounts payable                                   5,733         6,713
  Accrued liabilities                                5,486         5,559
  Accrued income taxes                               6,067           400
                                                  --------       -------

      Total current liabilities                     17,984        13,901

LONG-TERM DEBT, less current maturities                766         1,114

OTHER NONCURRENT LIABILITIES                         2,004         1,805

MINORITY INTEREST IN SUBSIDIARY                                    1,385

CONTINGENCIES
                                                  --------       -------

      Total liabilities                             20,754        18,205
                                                  --------       -------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 12,000,000 shares;
      issued and outstanding 4,032,532 shares
      at December 2, 1995 and June 3, 1995             403           403
    Class B (non-voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,887,689 shares
      at December 2, 1995 and 4,785,462
      shares at June 3, 1995                           489           479
  Additional paid-in capital                        12,231        11,570
  Retained earnings                                 65,609        44,953
  Unrealized holding gain on debt and
    equity securities                                2,304         1,786
  Cumulative translation adjustments                (1,242)       (1,301)
                                                  --------       -------

      Total stockholders' equity                    79,794        57,890
                                                  --------       -------

                                                  $100,548       $76,095
                                                  ========       =======


The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)

                               Thirteen weeks ended    Twenty-six  Twenty-seven
                               --------------------    weeks ended  weeks ended
                             December 2,  December 3,  December 2,  December 3,
                                1995         1994         1995         1994
                                ----         ----         ----         ----
                                   (in thousands, except per share data)

Net sales                     $23,005      $21,377      $45,004      $42,922

Cost of goods sold             13,382       12,543       26,250       24,709
                              -------      -------      -------      -------

      Gross profit              9,623        8,834       18,754       18,213
                              -------      -------      -------      -------

Operating expenses
  Selling and administrative    8,063        6,827       15,053       13,620
  Research and development      1,125        1,502        2,442        2,970
                              -------      -------      -------      -------

    Total operating expenses    9,188        8,329       17,495       16,590
                              -------      -------      -------      -------

      Operating profit            435          505        1,259        1,623

Other income (expense)
  Interest income                 101          100          160          384
  Interest expense                (65)         (75)        (129)        (170)
  Other, net                      135          193          186          231
                              -------      -------      -------      -------

      Earnings from continuing
        operations before
        income taxes              606          723        1,476        2,068

Income tax provision              100          273          230          566
                              -------      -------      -------      -------

      Earnings from continuing
        operations                506          450        1,246        1,502

Discontinued operation:
  Earnings (loss) from
    operations, net of taxes      (38)           5         (209)           3
  Gain on sale, net of income
    taxes of $6,073,000        19,619                    19,619
                              -------      -------      -------      -------

      NET EARNINGS            $20,087      $   455      $20,656      $ 1,505
                              =======      =======      =======      =======
Earnings per common share
  Primary                     $  2.15      $   .05      $  2.25      $   .17
                              =======      =======      =======      =======
  Fully diluted               $  2.13      $   .05      $  2.21      $   .17
                              =======      =======      =======      =======
Weighted average common shares
  Primary                   9,354,645    8,817,945    9,178,723    8,828,170
                            =========    =========    =========    =========
  Fully diluted             9,448,238    8,817,945    9,328,812    8,837,406
                            =========    =========    =========    =========
The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Twenty-six weeks ended December 2, 1995
                                 (unaudited)
                      (in thousands, except share data)


                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                   --------------     ---------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                   ------   ------    ------   ------   -------    --------  ----------  -----------   -----

Balance at June 3, 1995          4,032,532   $403   4,785,462   $479    $11,570    $44,953     $1,786      $(1,301)   $57,890

Exercise of stock options                             101,340     10        656                                           666
Issuance of stock                                         887                 5                                             5
Net earnings                                                                        20,656                             20,656
Unrealized holding gain on debt
  and equity securities                                                                           518                     518
Foreign currency translation
  adjustments                                                                                                   59         59
                                 ---------   ----   ---------   ----    -------    -------     ------      -------    -------

Balance at December 2, 1995      4,032,532   $403   4,887,689   $489    $12,231    $65,609     $2,304      $(1,242)   $79,794
                                 =========   ====   =========   ====    =======    =======     ======      =======    =======


The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                  Twenty-six   Twenty-seven
                                                  weeks ended   weeks ended
                                                  December 2,   December 3,
                                                     1995          1994
                                                     ----          ----
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings                                     $20,656        $1,505
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                  1,338         1,384
      Gain on disposal of business                 (25,692)
      Deferred income taxes                            340            (2)
      Minority share of subsidiary's
        operations                                    (200)            3
      Changes in operating assets and
        liabilities, net of disposition
          Accounts receivable                          831         1,401
          Inventories                               (2,267)       (2,409)
          Other current assets                         683           926
          Other assets                                (316)         (106)
          Accounts payable                             326           510
          Accrued liabilities                          328           178
          Accrued income taxes                       5,649            75
          Other noncurrent liabilities                  79           121
                                                  --------       -------

            Net cash provided by operating
              activities                             1,755         3,586
                                                  --------       -------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                  (2,284)       (3,865)
  Proceeds from disposal of business,
    net of cash sold                                26,785
  Increase in debt and equity securities           (25,943)       (1,980)
                                                  --------       -------

      Net cash used in investing activities         (1,442)       (5,845)
                                                  --------       -------

Cash flows from financing activities:
  Repayments of debt                                  (352)         (712)
  Proceeds from issuance of debt                                     340
  Proceeds from issuance of loan by
    minority shareholder                               238
  Proceeds from exercise of stock options              666
  Issuance of stock in connection with
    the stock purchase plan                              5
                                                  --------       -------

      Net cash provided by (used in)
        financing activities                           557          (372)
                                                  --------       -------

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                  Twenty-six   Twenty-seven
                                                  weeks ended   weeks ended
                                                  December 2,   December 3,
                                                     1995          1994
                                                     ----          ----
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $ (384)       $  233
                                                    ------        ------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               486        (2,398)

Cash and cash equivalents
  Beginning of period                                3,962         6,851
                                                    ------        ------

  End of period                                     $4,448        $4,453
                                                    ======        ======

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                      $   63        $  127
                                                    ======        ======
      Income taxes (net of $68,000 and
        $449,000 in refunds in 1995 and
        1994, respectively)                         $  318        $  111
                                                    ======        ======


The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 2, 1995 and December 3, 1994
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of December 2, 1995, the consolidated statement of stockholders' equity for the period ended December 2, 1995, and the consolidated statements of earnings and cash flows for the periods ended December 2, 1995 and December 3, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at December 2, 1995 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1995 Annual Report on Form 10-K filed by the Company on September 1, 1995. The results of operations for the periods ended December 2, 1995 and December 3, 1994 are not necessarily indicative of the operating results for the respective full years.


NOTE B - INVENTORIES

  Inventories consist of the following:

                                                  December 2,     June 3,
                                                     1995          1995
                                                     ----          ----
                                                       (in thousands)

    Finished goods                                 $11,519       $11,856
    Work in process                                  1,800         2,214
    Raw materials                                    9,533         8,682
                                                   -------       -------

                                                   $22,852       $22,752
                                                   =======       =======


NOTE C - DISCONTINUED OPERATION

  On November 22, 1995 (the "Closing Date"), the Registrant completed the sale of all of the capital stock of Surgical Dynamics Inc. ("SDI") held by the Registrant through its subsidiary, E-Z-SUB, Inc., (collectively, the "Company") to United States Surgical Corporation ("USSC") pursuant to the terms of an Agreement and Plan of Merger Agreement dated November 7, 1995 (the "Merger Agreement") by and among USSC, USSC Acquisition Corporation, SDI, CalMed Laboratories, Inc. ("CalMed") and the Company. As of the Closing Date, the Company owned 51% (approximately 47% on a fully diluted basis after taking into account outstanding options) of

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 2, 1995 and December 3, 1994
                                 (unaudited)


NOTE C - DISCONTINUED OPERATION (continued)

    the outstanding capital stock of SDI and CalMed, a company not affiliated with the Registrant, owned 49% (approximately 45% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI. The aggregate consideration paid for SDI was $59,900,000 in cash, which amount included repayment by USSC of $200,000 of loans owed by SDI to its shareholders. After closing costs and payments made to option holders, the Company received at closing, cash proceeds of $27,073,000 for the sale of its interest in SDI. In addition, $510,000 of the consideration payable to the Company is being held back by USSC as a non-exclusive source of indemnification for breaches of representations and warranties, and to the extent not drawn upon, will be repaid to the Company two years after the Closing Date. As a result of this sale, the Company recognized a gain, pre-tax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.10 per common share on a primary basis. The effective tax rate of 24% on the gain on the sale of SDI differs from the Federal statutory tax rate of 35% due primarily to the utilization of previously unrecorded tax loss and tax credit carryforwards.

  SDI is a leading manufacturer of minimally invasive surgical devices for the spine, including the NucleotomeTM for use in percutaneous diskectomy and the Ray Threaded Fusion CageTM spine implants for use in interbody fusions.

  SDI has been reported as a discontinued operation and accordingly, the gain from the sale of SDI and the Company's proportionate share of earnings (loss) from operations of SDI have been reported separately from continuing operations in the consolidated statements of earnings. Revenues attributable to the SDI operations were approximately $3,475,000 for the period June 4, 1995 through November 22, 1995 and $4,879,000 for the twenty-seven weeks ended December 3, 1994. Changes in operating assets and liabilities reflected in the consolidated statements of cash flows includes amounts pertaining to the operations of SDI.


NOTE D - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 11,000 shares were granted at $6.00 per share, options for 101,340 shares were exercised at prices ranging from $4.75 to $6.25 per share and options for 42,125 shares were cancelled at prices ranging from $4.75 to $10.08 per share during the twenty-six weeks ended December 2, 1995.

  Under the Employee Stock Purchase Plan, 887 shares were purchased at prices ranging from $4.57 to $6.38 per share during the twenty-six weeks ended December 2, 1995. Total proceeds received by the Company approximated $5,000.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 2, 1995 and December 3, 1994
                                 (unaudited)


NOTE E - CONTINGENCIES

  Pursuant to a contractual agreement with Picker International, Inc.
    ("Picker"), the Company has assumed the defense of a lawsuit in which Picker, along with multiple other named defendants, has been sued for injuries alleged to have resulted from the use of protective aprons.
    The suit has been brought by an individual plaintiff on his own behalf and by the plaintiff on behalf of a class of persons allegedly injured in a similar manner. The litigation is in its preliminary stages, and it is not possible, at this time, to ascertain the extent, if any, of the Company's liability. The Company does not believe that the ultimate outcome in this action will have a material adverse effect on the consolidated financial statements.

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

  During 1993, Surgical Dynamics Inc.'s ("Surgical") lease agreement on the
    Alameda, California office and production facilities was prematurely terminated by Surgical, a former 51%-owned subsidiary of the Company.
    As of the termination, the remaining future minimum lease payments totalled approximately $3,146,000. In 1993, Surgical accrued $600,000 for the estimated settlement of the lease commitment. Pursuant to the terms of the Merger Agreement (reference is made to Note C), the Company and the previous minority shareholder of Surgical assumed any liability in excess of $600,000 in connection with the lease termination. The final resolution is dependent upon future events, the outcome of which is not fully determinable at the present time.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 2, 1995 and December 3, 1994
                                 (unaudited)


NOTE F - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                        E-Z-EM, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is based on the results of continuing operations of the Company.

QUARTERS ENDED DECEMBER 2, 1995 AND DECEMBER 3, 1994

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which increased 3% in the quarter, accounted for 88% of sales in the current quarter versus 92% in the comparable period of last year. The AngioDynamics products industry segment includes the Pulse SprayTM pulsed infusion and CO2 Angiographic Injection systems and various specialty catheters, including the Soft-VuTM angiographic catheter. AngioDynamics markets to radiologists and cardiologists. AngioDynamics product sales, which increased 58% in the quarter, represented 12% of sales in the current quarter versus 8% in the comparable period of the prior year.

     During the current quarter, the Company discontinued the operation of its surgical products industry segment when it sold Surgical Dynamics Inc. ("Surgical"), its 51%-owned subsidiary, to United States Surgical Corporation. As a result of this sale, the Company recognized a gain, pre-tax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.10 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and accordingly, the gain from the sale of Surgical and the Company's proportionate share of earnings (loss) from operations of Surgical have been reported separately from continuing operations in the consolidated statements of earnings. The surgical products industry segment included the Nucleotome device, the Ray Threaded Fusion CageTM and other surgical devices and accessories used in spinal surgery.

     Diagnostic segment results for the current quarter were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's core manufacturing operations, as well as by increased selling and marketing expenses in the Company's core business. The unabsorbed overhead costs resulted during the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the third fiscal quarter, resulting in lower than normal Canadian gross profits. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses.

     AngioDynamics segment results for the current quarter were positively affected by sales growth of 58% coupled with improved manufacturing efficiencies. AngioDynamics incurred operating losses of $143,000 in the current quarter, as compared to operating losses of $1,705,000 in the comparable quarter of the prior year.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended December 2, 1995, the Company reported net earnings of $20,087,000, or $2.15 and $2.13 per common share on a primary and fully diluted basis, respectively, as compared to net earnings of $455,000, or $.05 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results for the current quarter were positively impacted by the after-tax gain on the sale of Surgical of $19,619,000, or $2.10 and $2.08 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for the current quarter were $506,000, or $.05 per common share on both a primary and fully diluted basis, as compared to $450,000, or $.05 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current quarter were positively affected by sales growth and improved AngioDynamics manufacturing efficiencies, and were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by increased selling and marketing expenses in the Company's core business.

     Sales for the quarter ended December 2, 1995 increased 8% as compared to the quarter ended December 3, 1994 due primarily to increased AngioDynamics sales of $975,000, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line. Price increases, which accounted for approximately 1 1/2% of sales in the current quarter and increased non-contrast systems sales of $307,000 also contributed to the sales improvement. Sales in international markets, including direct exports from the United States, increased 11%, or $884,000 in the current quarter versus the comparable period of last year principally due to increased sales of AngioDynamics products of $455,000, contrast systems of $292,000, and non-contrast systems of $137,000, relating almost entirely to custom contracts.

     Gross profit expressed as a percentage of sales increased to 42% during the current quarter from 41% in the comparable quarter of the prior year due primarily to improved AngioDynamics manufacturing efficiencies, partially offset by approximately $570,000 of unabsorbed overhead costs during construction at the Company's Canadian facility.

     Selling and administrative ("S&A") expenses were $8,063,000 during the quarter ended December 2, 1995 versus $6,827,000 during the quarter ended December 3, 1994. This increase of $1,236,000, or 18%, in the current quarter was principally due to expanded domestic selling and marketing efforts in the Company's core business approximating $756,000 and expanded AngioDynamics selling and marketing efforts in both the domestic and international marketplace approximating $222,000. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses in both industry segments.

     Research and development ("R&D") expenditures decreased 25% in the current quarter to $1,125,000, or 5% of sales, from $1,502,000, or 7% of sales, in the comparable quarter of the prior year. This decline was due primarily to reduced spending of $346,000 relating to AngioDynamics projects and reduced spending of $117,000 relating to the commercialization of H. pylori test-related products. Of the R&D expenditures in the current quarter, approximately 46% relate to contrast systems, 18% to AngioDynamics projects, 7% to immunological projects, 15% to other projects and 14% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, decreased $47,000 in the current quarter versus the comparable period of last year due to declines in realized foreign currency exchange gains of $37,000 and licensing fee income of $20,000.

     For the quarter ended December 2, 1995, the Company's effective tax rate of 17% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, and the utilization of net operating loss carryforwards in certain jurisdictions. The Company's effective tax rate was 38% during the quarter ended December 3, 1994 as compared to the Federal statutory tax rate of 35%. Significant factors affecting the Company's effective tax rate were earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

TWENTY-SIX WEEKS ENDED DECEMBER 2, 1995 AND
TWENTY-SEVEN WEEKS ENDED DECEMBER 3, 1994

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     Diagnostic product sales, which increased 1% during the twenty-six weeks ended December 2, 1995, accounted for 89% of sales in the current period versus 92% in the comparable period of last year. AngioDynamics product sales, which increased 46% during the twenty-six weeks ended December 2, 1995, represented 11% of sales in the current period, as compared to 8% in the prior year.

     During the current period, the Company discontinued the operation of its surgical products industry segment when it sold Surgical Dynamics Inc. ("Surgical") to United States Surgical Corporation. As a result of this sale, the Company recognized a gain, pre-tax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.14 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and accordingly, the gain from the sale of Surgical and the Company's proportionate share of earnings (loss) from operations of Surgical have been reported separately from continuing operations in the consolidated statements of earnings.

     Diagnostic segment results for the current period were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's core manufacturing operations, as well as by increased selling and marketing expenses in the Company's core business. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses.

     AngioDynamics segment results for the current period were positively affected by sales growth of 46% coupled with improved manufacturing efficiencies. AngioDynamics incurred operating losses of $593,000 in the current period, as compared to operating losses of $2,346,000 in the comparable period of last year.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the twenty-six weeks ended December 2, 1995, the Company reported net earnings of $20,656,000, or $2.25 and $2.21 per common share on a primary and fully diluted basis, respectively, as compared to net earnings of $1,505,000, or $.17 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results for the current period were positively impacted by the after-tax gain on the sale of Surgical of $19,619,000, or $2.14 and $2.10 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for the current period were $1,246,000, or $.14 and $.13 per common share on a primary and fully diluted basis, respectively, as compared to $1,502,000, or $.17 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current quarter were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by increased selling and marketing expenses in the Company's core business, and were positively affected by sales growth and improved AngioDynamics manufacturing efficiencies.

     Sales for the twenty-six weeks ended December 2, 1995 increased 5% as compared to the twenty-seven weeks ended December 3, 1994 due primarily to increased AngioDynamics sales of $1,566,000, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line and non-contrast systems sales of $437,000. Price increases, which accounted for approximately 1 1/2% of sales in the current period, offset the reduced demand for the Company's core contrast systems. Sales in international markets, including direct exports from the United States, increased 8%, or $1,200,000 in the current period versus the comparable period of last year principally due to increased sales of AngioDynamics products of $573,000, contrast systems of $381,000, and non-contrast systems of $246,000, relating almost entirely to custom contracts.

     Gross profit expressed as a percentage of sales was 42% during both the current period and the comparable period of last year. Gross profit in the current period was positively affected by improved AngioDynamics manufacturing efficiencies, and was negatively impacted by approximately $1,240,000 of unabsorbed overhead costs during construction at the Company's Canadian facility.

     S&A expenses were $15,053,000 during the twenty- six weeks ended December 2, 1995 versus $13,620,000 during the twenty-seven weeks ended December 3, 1994. This increase of $1,433,000, or 11%, in the current period was principally due to expanded domestic selling and marketing efforts in the Company's core business approximating $825,000 and expanded AngioDynamics selling and marketing efforts in both the domestic and international marketplace approximating $441,000. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses in both industry segments.

     R&D expenditures decreased 18% in the current period to $2,442,000, or 5% of sales, from $2,970,000, or 7% of sales, in the comparable prior year period. This decline was due primarily to reduced spending of $283,000 relating to the commercialization of H. pylori test-related products and reduced spending of $182,000 relating to AngioDynamics projects. Of the R&D expenditures in the current period, approximately 36% relate to contrast systems, 33% to AngioDynamics projects, 7% to immunological projects, 13% to other projects and 11% to general regulatory costs.

     Other income, net of expenses, decreased $228,000 versus the comparable period of last year principally due to the discounting effect of an interest free loan, which the Company repaid during the comparable period of the prior year.

     For the twenty-six weeks ended December 2, 1995, the Company's effective tax rate of 16% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, and the utilization of net operating loss carryforwards in certain jurisdictions. The Company's effective tax rate of 27% during the twenty-seven weeks ended December 3, 1994 differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable United States tax treatment, and was partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     During the twenty-six weeks ended December 2, 1995, capital expenditures and increased inventory levels (on continuing operations) were funded primarily by cash provided by operations. As a result of the sale of Surgical Dynamics in November 1995, the Company increased its cash reserves by approximately $27,000,000, of which approximately $6,000,000 in Federal income taxes will be paid in February 1996. The proceeds from the sale of Surgical have currently been invested in debt securities. The Company's policy has been to fund capital requirements without incurring significant debt. At December 2, 1995, debt (notes payable, current maturities of long-term debt and long-term debt) declined to $1,464,000 from $2,343,000 at June 3, 1995 and from a previously reported high of $6,219,000 at February 27, 1993. The Company has available $4,732,000 under various bank lines of credit of which no amounts were outstanding at December 2, 1995.

     The Company's current policy has been to issue stock dividends. During the third quarter of fiscals 1993, 1994 and 1995, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At December 2, 1995, approximately 68% of the Company's assets consist of debt and equity securities, inventories, accounts receivable, and cash and cash equivalents. Inventories (on continuing operations) have increased at a greater rate than sales as a result of broadened product lines. The current ratio is 3.91 to 1, with net working capital of $52,244,000 at December 2, 1995, as compared to the current ratio of 3.39 to 1, with net working capital of $33,254,000 at June 3, 1995. The improvement in both the current ratio and net working capital is a direct result of the cash proceeds received from the sale of Surgical Dynamics.

     During the quarter ended September 2, 1995, the Company entered into a license agreement to distribute a certain product with commitments which could aggregate $550,000 over the next two to three fiscal years.

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


ITEM 1.  LEGAL PROCEEDINGS

     Pursuant to a contractual agreement with Picker International, Inc. ("Picker"), the Company has assumed the defense of a lawsuit in which Picker, along with multiple other named defendants, has been sued for injuries alleged to have resulted from the use of protective aprons. The suit has been brought by an individual plaintiff on his own behalf and by the plaintiff on behalf of a class of persons allegedly injured in a similar manner. The litigation is in its preliminary stages, and it is not possible, at this time, to ascertain the extent, if any, of the Company's liability. The Company does not believe that the ultimate outcome in this action will have a material adverse effect on the consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held October 12, 1995, the following persons were elected as Directors of the Company:

     CLASS I DIRECTOR:  (until the 1997 Annual Meeting)

          Michael A. Davis

     CLASS II DIRECTORS:  (until the 1998 Annual Meeting)

          Paul S. Echenberg
          Donald A. Meyer
          Robert M. Topol

     In this election, 3,376,678 votes were cast for Mr. Davis, 3,378,278 votes were cast for Messrs. Echenberg and Topol, 3,378,263 votes were cast for Mr. Meyer, 196,371 votes were cast against Mr. Davis, 194,771 votes were cast against Messrs. Echenberg and Topol, 194,786 votes were cast against Mr. Meyer, and no shares abstained from voting.

     The following Directors continue in office for the duration of their terms:

     CLASS I DIRECTORS:  (until the 1997 Annual Meeting)

          James L. Katz
          Daniel R. Martin

     CLASS III DIRECTORS:  (until the 1996 Annual Meeting)

          Phillip H. Meyers, M.D.
          Irwin H. Nadel
          Howard S. Stern

     A proposed amendment to the Company's Restated Certificate of Incorporation to (i) decrease the number of authorized shares of Class A Common Stock from 12,000,000 to 6,000,000 and (ii) increase the number of authorized shares of Class B Common Stock from 6,000,000 to 10,000,000 was approved by a vote of 2,916,855 in favor, 652,977 against, and 3,217 shares abstaining.

     A proposed amendment to the Company's 1983 Employee Stock Option Plan to (i) extend the term, (ii) approve an increase in the number of authorized shares reserved for issuance from 1,500,000 to 1,600,000, and (iii) provide that no recipient of options may be granted options in excess of twenty-five (25%) percent of the maximum number of shares authorized to be issued was approved by a vote of 2,892,027 in favor, 678,722 against, and 2,300 shares abstaining.

     A proposed amendment to the Company's 1984 Directors and Consultants Stock Option Plan to (i) extend the term, (ii) approve an increase in the number of authorized shares reserved for issuance from 300,000 to 400,000, and (iii) provide that no recipient of options may be granted options in excess of twenty-five percent (25%) of the maximum number of shares authorized to be issued was approved by a vote of 3,123,217 in favor, 447,982 against, and 1,850 shares abstaining.

     In addition, the action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 1996 was approved by a vote of 3,570,683 in favor, 1,539 against, and 827 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     No.               Description
     ---               -----------

      3(i)  Restated Certificate of Incorporation, as amended

     10(a)  1983 Stock Option Plan

     10(b)  1984 Directors and Consultants Stock Option Plan

     27     Financial data schedule

(b)  REPORTS ON FORM 8-K

     During the quarter ended December 2, 1995, one report on Form 8-K, dated November 22, 1995, was filed. The report included Item 2 (Disposition of Assets) and Item 7 (Pro Forma Financial Information and Exhibits).

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          E-Z-EM, Inc.
                                          ----------------------------------
                                          (Registrant)




Date   January 12, 1996                   /s/ Daniel R. Martin
       ----------------                   ----------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director




Date   January 12, 1996                   /s/ Dennis J. Curtin
       ----------------                   ----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Finance (Chief Accounting and
                                          Financial Officer)