Form 10-Q
period 1996-03-02
EZ EM INC
filed 1996-04-16
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended  March 2, 1996
                                              -------------


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

On April 8, 1996, there were 4,032,533 shares of the registrant's Class A Common Stock outstanding and 5,176,601 shares of the registrant's Class B Common Stock outstanding.

                                Page 1 of 20
                          Exhibit Index on Page 19

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX

PART I:  FINANCIAL INFORMATION                                    PAGE


  Item 1.  Financial Statements


    Consolidated Balance Sheets - March 2, 1996 and
      June 3, 1995                                                3 - 4


    Consolidated Statements of Operations - thirteen and
      thirty-nine weeks ended March 2, 1996 and twelve
      and thirty-nine weeks ended February 25, 1995                 5


    Consolidated Statement of Stockholders' Equity -
      thirty-nine weeks ended March 2, 1996                         6


    Consolidated Statements of Cash Flows - thirty-nine
      weeks ended March 2, 1996 and February 25, 1995             7 - 8


    Notes to Consolidated Financial Statements                    9 - 12


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13 - 18


PART II:  OTHER INFORMATION


  Item 1.  Legal Proceedings                                       19


  Item 6.  Exhibits and Reports on Form 8-K                        19

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                   March 2,       June 3,
               ASSETS                                1996          1995
                                                   --------       -------
                                                 (unaudited)     (audited)

CURRENT ASSETS

  Cash and cash equivalents                        $ 4,612       $ 3,962
  Debt and equity securities                        20,288           485
  Accounts receivable, principally
    trade, net                                      14,251        17,354
  Inventories                                       23,075        22,752
  Other current assets                               2,681         2,602
                                                    ------        ------

      Total current assets                          64,907        47,155

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      21,364        20,864

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              577           633

INTANGIBLE ASSETS, less accumulated
  amortization                                         707           463

DEBT AND EQUITY SECURITIES                           4,478         4,352

OTHER ASSETS                                         2,818         2,628
                                                    ------        ------

                                                   $94,851       $76,095
                                                    ======        ======



The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                   March 2,       June 3,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1996          1995
                                                     ----          ----
                                                 (unaudited)     (audited)

CURRENT LIABILITIES

  Notes payable                                    $ 1,459       $ 1,021
  Current maturities of long-term debt                 267           208
  Accounts payable                                   4,500         6,713
  Accrued liabilities                                5,249         5,559
  Accrued income taxes                                 847           400
                                                    ------        ------
      Total current liabilities                     12,322        13,901

LONG-TERM DEBT, less current maturities                765         1,114

OTHER NONCURRENT LIABILITIES                         1,921         1,805

MINORITY INTEREST IN SUBSIDIARY                                    1,385

CONTINGENCIES
                                                    ------        ------
      Total liabilities                             15,008        18,205
                                                    ------        ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,032,532 shares
      at March 2, 1996 and June 3, 1995                403           403
    Class B (non-voting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 5,174,195 shares
      at March 2, 1996 and 4,785,462 shares
      at June 3, 1995                                  518           479
  Additional paid-in capital                        14,946        11,570
  Retained earnings                                 63,004        44,953
  Unrealized holding gain on debt and
    equity securities                                2,251         1,786
  Cumulative translation adjustments                (1,279)       (1,301)
                                                    ------        ------

      Total stockholders' equity                    79,843        57,890
                                                    ------        ------

                                                   $94,851       $76,095
                                                    ======        ======


The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                              Thirteen      Twelve      Thirty-nine weeks ended
                            weeks ended  weeks ended    -----------------------
                              March 2,   February 25,   March 2,   February 25,
                                1996         1995         1996         1995
                                ----         ----         ----         ----
                                   (in thousands, except per share data)

Net sales                     $21,550      $19,856      $66,554      $62,778

Cost of goods sold             13,341       12,401       39,591       37,110
                               ------       ------       ------       ------

      Gross profit              8,209        7,455       26,963       25,668
                               ------       ------       ------       ------

Operating expenses
  Selling and administrative    7,225        6,532       22,278       20,152
  Research and development      1,508        1,502        3,950        4,472
                               ------       ------       ------       ------

    Total operating expenses    8,733        8,034       26,228       24,624
                               ------       ------       ------       ------

      Operating profit (loss)    (524)        (579)         735        1,044

Other income (expense)
  Interest income                 319           83          479          467
  Interest expense                (69)         (58)        (198)        (228)
  Other, net                      108           58          294          289
                               ------       ------       ------       ------

      Earnings (loss) from
        continuing operations
        before income taxes      (166)        (496)       1,310        1,572

Income tax provision (benefit)   (175)         335           55          901
                               ------       ------       ------       ------

      Earnings (loss) from
        continuing operations       9         (831)       1,255          671

Discontinued operation:
  Earnings (loss) from
    operations, net of taxes                  (246)        (209)        (243)
  Gain on sale, net of income
    taxes of $6,073,000                                  19,619
                               ------       ------       ------       ------

      NET EARNINGS (LOSS)     $     9      $(1,077)     $20,665      $   428
                                =====        =====       ======        =====
Earnings (loss) per common share
  Primary                     $   .00      $  (.12)     $  2.16      $   .05
                                =====        =====       ======        =====
  Fully diluted               $   .00      $  (.12)     $  2.14      $   .05
                                =====        =====       ======        =====
Weighted average common shares
  Primary                   9,767,847    9,081,965    9,551,687    9,088,881
                            =========    =========    =========    =========
  Fully diluted             9,787,597    9,081,965    9,658,330    9,095,007
                            =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Thirty-nine weeks ended March 2, 1996
                                 (unaudited)

                      (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                   --------------     ---------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                   ------   ------    ------   ------   -------    --------  ----------  -----------   -----



Balance at June 3, 1995          4,032,532   $403   4,785,462   $479    $11,570    $44,953     $1,786      $(1,301)   $57,890

Exercise of stock options                             119,975     12        786                                           798
Issuance of stock                                         907                 5                                             5
3% common stock dividend
  ($3,075 paid in cash in
  lieu of fractional shares)                          267,851     27      2,585     (2,614)                                (2)
Net earnings                                                                        20,665                             20,665
Unrealized holding gain on debt
  and equity securities                                                                           465                     465
Foreign currency translation
  adjustments                                                                                                   22         22
                                 ---------    ---   ---------    ---     ------     ------      -----       ------     ------

Balance at March 2, 1996         4,032,532   $403   5,174,195   $518    $14,946    $63,004     $2,251      $(1,279)   $79,843
                                 =========    ===   =========    ===     ======     ======      =====        =====     ======





The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                   Thirty-nine weeks ended
                                                   -----------------------
                                                   March 2,    February 25,
                                                     1996          1995
                                                     ----          ----
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings                                     $20,665        $  428
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                  1,955         2,067
      Gain on disposal of business                 (25,692)
      Deferred income taxes                            266
      Minority share of subsidiary's
        operations                                    (200)         (234)
      Changes in operating assets and
        liabilities, net of disposition
          Accounts receivable                        1,170         1,996
          Inventories                               (2,490)       (2,976)
          Other current assets                        (191)          (33)
          Other assets                                (620)         (151)
          Accounts payable                            (907)          361
          Accrued liabilities                           89          (190)
          Accrued income taxes                         446           101
          Other noncurrent liabilities                 121           165
                                                    ------         -----

            Net cash (used in) provided by
              operating activities                  (5,388)        1,534
                                                    ------         -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                  (2,824)       (4,152)
  Proceeds from disposal of business,
    net of cash sold                                26,785
  Increase in debt and equity securities           (19,207)          (19)
                                                    ------         -----

      Net cash provided by (used in)
        investing activities                         4,754        (4,171)
                                                    ------         -----

Cash flows from financing activities:
  Proceeds from issuance of debt                     1,363         1,134
  Repayments of debt                                  (619)       (3,047)
  Proceeds from issuance of loan by
    minority shareholder                               238           254
  Proceeds from issuance of stock options              798
  Issuance of stock in connection with
    the stock purchase plan                              5
                                                    ------         -----

      Net cash provided by (used in)
        financing activities                         1,785        (1,659)
                                                    ------         -----

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)

                                                   Thirty-nine weeks ended
                                                   -----------------------
                                                   March 2,    February 25,
                                                     1996          1995
                                                     ----          ----
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $ (501)       $  234
                                                     -----         -----

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               650        (4,062)

Cash and cash equivalents
  Beginning of period                                3,962         6,851
                                                     -----         -----

  End of period                                     $4,612        $2,789
                                                     =====         =====

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                      $  109        $  171
                                                     =====         =====
      Income taxes (net of refunds of
        $509,000 and $449,000 in 1996
        and 1995, respectively)                     $5,077        $  404
                                                     =====         =====




The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 2, 1996 and February 25, 1995
                                 (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of March 2, 1996, the consolidated statement of stockholders' equity for the period ended March 2, 1996, and the consolidated statements of operations and cash flows for the periods ended March 2, 1996 and February 25, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at March 2, 1996 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1995 Annual Report on Form 10-K filed by the Company on September 1, 1995. The results of operations for the periods ended March 2, 1996 and February 25, 1995 are not necessarily indicative of the operating results for the respective full years.

NOTE B - INVENTORIES

  Inventories consist of the following:

                                                   March 2,       June 3,
                                                     1996          1995
                                                     ----          ----
                                                       (in thousands)

    Finished goods                                 $12,546       $11,856
    Work in process                                  1,438         2,214
    Raw materials                                    9,091         8,682
                                                    ------        ------

                                                   $23,075       $22,752
                                                    ======        ======


NOTE C - DISCONTINUED OPERATION

  On November 22, 1995 (the "Closing Date"), the Registrant completed the sale of all of the capital stock of Surgical Dynamics Inc. ("SDI") held by the Registrant through its subsidiary, E-Z-SUB, Inc., (collectively, the "Company") to United States Surgical Corporation ("USSC") pursuant to the terms of an Agreement and Plan of Merger Agreement dated November 7, 1995 (the "Merger Agreement") by and among USSC, USSC Acquisition Corporation, SDI, CalMed Laboratories, Inc. ("CalMed") and the Company. As of the Closing Date, the Company owned 51% (approximately 47% on a fully diluted basis after taking into account outstanding options) of

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 2, 1996 and February 25, 1995
                                 (unaudited)

NOTE C - DISCONTINUED OPERATION (continued)

    the outstanding capital stock of SDI and CalMed, a company not affiliated with the Registrant, owned 49% (approximately 45% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI. The aggregate consideration paid for SDI was $59,900,000 in cash, which amount included repayment by USSC of $200,000 of loans owed by SDI to its shareholders. After closing costs and payments made to option holders, the Company received at closing, cash proceeds of $27,073,000 for the sale of its interest in SDI. In addition, $510,000 of the consideration payable to the Company is being held back by USSC as a non-exclusive source of indemnification for breaches of representations and warranties, and to the extent not drawn upon, will be repaid to the Company two years after the Closing Date. As a result of this sale, the Company recognized a gain, pre-tax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.05 per common share on a primary basis. The effective tax rate of 24% on the gain on the sale of SDI differs from the Federal statutory tax rate of 35% due primarily to the utilization of previously unrecorded tax loss and tax credit carryforwards.

  SDI is a leading manufacturer of minimally invasive surgical devices for the spine, including the NucleotomeTM for use in percutaneous diskectomy and the Ray Threaded Fusion CageTM spine implants for use in interbody fusions.

  SDI has been reported as a discontinued operation and accordingly, the gain from the sale of SDI and the Company's proportionate share of earnings
    (loss) from operations of SDI have been reported separately from continuing operations in the consolidated statements of operations. Revenues attributable to the SDI operations were approximately $3,475,000 for the period June 4, 1995 through November 22, 1995 and $6,984,000 for the thirty-nine weeks ended February 25, 1995. Changes in operating assets and liabilities reflected in the consolidated statements of cash flows includes amounts pertaining to the operations of SDI.

NOTE D - COMMON STOCK

  On January 23, 1996, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on March 15, 1996 to shareholders of record on February 23, 1996. Earnings (loss) per common share have been retroactively adjusted to reflect the stock dividend.

  Under the 1983 and 1984 Stock Option Plans, options for 124,235 shares were granted at prices ranging from $6.00 to $9.38 per share, options for 119,975 shares were exercised at prices ranging from $4.25 to $6.25 per share and options for 42,125 shares were cancelled at prices ranging

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 2, 1996 and February 25, 1995
                                 (unaudited)

NOTE D - COMMON STOCK (continued)

    from $4.75 to $10.08 per share during the thirty-nine weeks ended March 2, 1996.

  Under the Employee Stock Purchase Plan, 907 shares were purchased at prices ranging from $4.57 to $8.18 per share during the thirty-nine weeks ended March 2, 1996. Total proceeds received by the Company approximated $5,000.

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

  The Company was the defendant in a product liability action with respect to an alleged injury resulting from the use of one of its products. The Company was dismissed without prejudice from such action in February 1996.

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

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 2, 1996 and February 25, 1995
                                 (unaudited)

NOTE E - CONTINGENCIES (continued)

  During 1993, SDI's lease agreement on the Alameda, California office and production facilities was prematurely terminated by SDI, a former 51%-owned subsidiary of the Company. As of the termination, the remaining future minimum lease payments totalled approximately $3,146,000. In 1993, SDI accrued $600,000 for the estimated settlement of the lease commitment. Pursuant to the terms of the Merger Agreement (reference is made to Note C), the Company and the previous minority shareholder of SDI assumed any liability in excess of $600,000 in connection with the lease termination. The final resolution is dependent upon future events, the outcome of which is not fully determinable at the present time.

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

QUARTERS ENDED MARCH 2, 1996 AND FEBRUARY 25, 1995

     The Company's quarter ended March 2, 1996 represents thirteen weeks and the quarter ended February 25, 1995 represents twelve weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which increased 3% in the quarter, accounted for 87% of sales in the current quarter versus 92% in the comparable period of last year. The AngioDynamics products industry segment includes the Pulse SprayTM pulsed infusion and CO2 Angiographic Injection systems and various specialty catheters, including the Soft-VuTM angiographic catheter. AngioDynamics markets to radiologists and cardiologists. AngioDynamics product sales, which increased 66% in the quarter, represented 13% of sales in the current quarter versus 8% in the comparable period of the prior year.

     Diagnostic segment results for the current quarter were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's core manufacturing operations, as well as by increased selling and marketing expenses in the Company's core business. The unabsorbed overhead costs resulted during the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the fourth fiscal quarter, resulting in lower than normal Canadian gross profits. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses.

     Diagnostic segment results for the comparable quarter of the prior year were adversely affected by reduced sales, resulting, in part, from the reduced number of shipping days in the domestic operations during that quarter.

     AngioDynamics segment results for the current quarter were positively affected by sales growth of 66% coupled with improved manufacturing efficiencies. AngioDynamics incurred operating losses of $314,000 in the current quarter, as compared to operating losses of $1,190,000 in the comparable quarter of the prior year. Included in these operating losses were losses of $346,000 in the current quarter and $538,000 in the comparable quarter of the prior year relating to AngioDynamics' CO2 Angiographic operations, which resulted primarily from its continued research and development. The initial overseas commercial sale of the Company's CO2jectTM system, which delivers carbon dioxide gas as a replacement for more expensive iodinated contrast media, occurred in the second quarter.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended March 2, 1996, the Company reported net earnings of $9,000, or $.00 per common share on both a primary and fully diluted basis, as compared to a net loss of $1,077,000, or ($.12) per common share on both a primary and fully diluted basis, for the comparable period of last year.

     Earnings from continuing operations for the current quarter were $9,000, or $.00 per common share on both a primary and fully diluted basis, as compared to a loss from continuing operations of $831,000, or ($.09) per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current quarter were positively affected by sales growth and improved AngioDynamics manufacturing efficiencies, and were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by increased selling and marketing expenses in the Company's core business. Results for the comparable quarter of the prior year were adversely affected by lower sales, resulting, in part, from the reduced number of shipping days in the domestic operations during that quarter.

     Sales for the quarter ended March 2, 1996 increased 9% as compared to the quarter ended February 25, 1995 due primarily to increased AngioDynamics sales of $1,110,000, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line, and non-contrast systems sales of $910,000. Sales for the quarter ended February 25, 1995 were adversely affected by the reduced number of shipping days in the domestic operations during the comparable quarter of the prior year. Price increases, which accounted for approximately 1 1/2% of sales in the current quarter, partially offset the reduced demand for the Company's core contrast systems. Sales in international markets, including direct exports from the United States, increased 7%, or $535,000 in the current quarter versus the comparable period of last year principally due to increased sales of AngioDynamics products of $479,000.

     Gross profit expressed as a percentage of sales was 38% during both the current quarter and the comparable quarter of the prior year. Gross profit in the current quarter was positively affected by improved AngioDynamics manufacturing efficiencies, and was negatively impacted by approximately $692,000 of unabsorbed overhead costs during construction at the Company's Canadian facility. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

     Selling and administrative ("S&A") expenses were $7,225,000 during the quarter ended March 2, 1996 versus $6,532,000 during the quarter ended February 25, 1995. This increase of $693,000, or 11%, in the current quarter was principally due to expanded domestic selling and marketing efforts in the Company's core business approximating $322,000 and expanded AngioDynamics selling and marketing efforts in both the domestic and international marketplace approximating $239,000. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses in both industry segments.

     Research and development ("R&D") expenditures increased less than 1% in the current quarter to $1,508,000, or 7% of sales, from $1,502,000, or 8% of sales, in the comparable quarter of the prior year. Reduced spending of $205,000 relating to AngioDynamics projects and $43,000 relating to the commercialization of H. pylori test-related products offset increased spending of $130,000 and $124,000 relating to contrast systems and other projects, respectively. Of the R&D expenditures in the current quarter, approximately 36% relate to contrast systems, 28% to AngioDynamics projects, 6% to immunological projects, 21% to other projects and 9% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, increased $275,000 in the current quarter versus the comparable period of last year due primarily to increased interest income of $236,000, resulting from the investment of SDI sale proceeds.

     For the quarter ended March 2, 1996, the Company's unusually high effective tax benefit rate of 105% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable United States tax treatment, a $74,000 reversal in the Company's valuation allowance, and tax-exempt interest income, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized. For the quarter ended February 25, 1995, the Company reported an income tax provision of $335,000 notwithstanding a loss from continuing operations before income taxes of $496,000. In general, this was due to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

THIRTY-NINE WEEKS ENDED MARCH 2, 1996 AND FEBRUARY 25, 1995

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     Diagnostic product sales, which increased 2% during the thirty-nine weeks ended March 2, 1996, accounted for 88% of sales in the current period versus 92% in the comparable period of last year. AngioDynamics product sales, which increased 53% during the thirty-nine weeks ended March 2, 1996, represented 12% of sales in the current period, as compared to 8% in the prior year.

     During the current period, the Company discontinued the operation of its surgical products industry segment when it sold SDI, its 51%-owned subsidiary, to USSC. As a result of this sale, the Company recognized a gain, pre-tax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.05 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and accordingly, the gain from the sale of SDI and the Company's proportionate share of earnings (loss) from operations of SDI have been reported separately from continuing operations in the consolidated statements of earnings. The surgical products industry segment included the Nucleotome device, the Ray Threaded Fusion CageTM and other surgical devices and accessories used in spinal surgery.

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

     AngioDynamics segment results for the current period were positively affected by sales growth of 53% coupled with improved manufacturing efficiencies. AngioDynamics incurred operating losses of $907,000 in the current period, as compared to operating losses of $3,536,000 in the comparable period of last year. Included in these operating losses were losses of $1,015,000 in the current period and $1,251,000 in the comparable period of last year relating to AngioDynamics' CO2 Angiographic operations, which resulted primarily from its continued research and development.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the thirty-nine weeks ended March 2, 1996, the Company reported net earnings of $20,665,000, or $2.16 and $2.14 per common share on a primary and fully diluted basis, respectively, as compared to net earnings of $428,000, or $.05 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results for the current period were positively impacted by the after-tax gain on the sale of Surgical of $19,619,000, or $2.05 and $2.03 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for the current period were $1,255,000, or $.13 per common share on both a primary and fully diluted basis, as compared to $671,000, or $.07 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current quarter were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by increased selling and marketing expenses in the Company's core business, and were positively affected by sales growth and improved AngioDynamics manufacturing efficiencies.

     Sales for the thirty-nine weeks ended March 2, 1996 increased 6% as compared to the thirty-nine weeks ended February 25, 1995 due primarily to increased AngioDynamics sales of $2,676,000, which includes the Pulse SprayTM pulsed infusion system and Soft-VuTM angiographic catheter line, and non-contrast systems sales of $1,343,000. Price increases, which accounted for approximately 1 1/2% of sales in the current period, offset the reduced demand for the Company's core contrast systems. Sales in international markets, including direct exports from the United States, increased 8%, or $1,735,000 in the current period versus the comparable period of last year principally due to increased sales of AngioDynamics products of $1,052,000 and custom contracts of $586,000.

     Gross profit expressed as a percentage of sales was 41% during both the current period and the comparable period of last year. Gross profit in the current period was positively affected by improved AngioDynamics manufacturing efficiencies, and was negatively impacted by approximately $1,932,000 of unabsorbed overhead costs during construction at the Company's Canadian facility.

     S&A expenses were $22,278,000 during the thirty-nine weeks ended March 2, 1996 versus $20,152,000 during the thirty-nine weeks ended February 25, 1995. This increase of $2,126,000, or 11%, in the current period was principally due to expanded domestic selling and marketing efforts in the Company's core business approximating $1,147,000 and expanded AngioDynamics selling and marketing efforts in both the domestic and international marketplace approximating $680,000. Investment in new marketing and product initiatives contributed to the increased selling and marketing expenses in both industry segments.

     R&D expenditures decreased 12% in the current period to $3,950,000, or 6% of sales, from $4,472,000, or 7% of sales, in the comparable prior year period. This decline was due primarily to reduced spending of $387,000 relating to AngioDynamics projects and reduced spending of $327,000 relating to the commercialization of H. pylori test-related products, partially offset by increased contrast system spending of $236,000. Of the R&D expenditures in the current period, approximately 36% relate to contrast systems, 31% to AngioDynamics projects, 7% to immunological projects, 16% to other projects and 10% to general regulatory costs.

     Other income, net of expenses, increased $47,000 versus the comparable period of last year. Increased interest income relating to the investment of SDI sale proceeds was partially offset by the discounting effect of an interest free loan, which the Company repaid during the comparable period of the prior year.

     For the thirty-nine weeks ended March 2, 1996, the Company's unusually low effective tax rate of 4% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable United States tax treatment. The Company's effective tax rate of 57% during the thirty-nine weeks ended February 25, 1995 differed from the Federal statutory tax rate of 35% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and was partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable United States tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     During the thirty-nine weeks ended March 2, 1996, capital expenditures and increased inventory levels (on continuing operations) were funded primarily by cash reserves. As a result of the sale of SDI in November 1995, the Company increased its cash reserves by approximately $22,000,000. The proceeds from the sale of SDI have currently been invested in debt securities. The Company's policy has been to fund capital requirements without incurring significant debt. At March 2, 1996, debt (notes payable, current maturities of long-term debt and long-term debt) was $2,491,000 versus $2,343,000 at June 3, 1995. The Company has available $4,729,000 under various bank lines of credit of which $525,000 was outstanding at March 2, 1996.

     The Company's current policy has been to issue stock dividends. During the third quarter of fiscals 1993, 1994, 1995 and 1996, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At March 2, 1996, approximately 66% of the Company's assets consist of inventories, debt and equity securities, accounts receivable, and cash and cash equivalents. Inventories (on continuing operations) have increased at a greater rate than sales as a result of broadened product lines. The current ratio is 5.27 to 1, with net working capital of $52,585,000 at March 2, 1996, as compared to the current ratio of 3.39 to 1, with net working capital of $33,254,000 at June 3, 1995. The improvement in both the current ratio and net working capital is a direct result of the cash proceeds received from the sale of SDI.

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information

ITEM 1.  LEGAL PROCEEDINGS

     Previously, the Company was named as a defendant in the following product liability action:

     EILEEN GUINN AND WILBERN GUINN, PLAINTIFFS VS. ST. JOSEPH'S HOSPITAL SISTERS OF THE THIRD ORDER OF ST. FRANCIS; BERLAND RADIOLOGY ASSOCIATES, LTD.; GERALD CLAYCOMB, M.D.; DAWN STILLWAGON, R.N.; AND E-Z-EM, INC., A CORPORATION, DEFENDANTS, pending in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, filed on August 22, 1995.

     This suit claimed damages based upon alleged injuries resulting from the use of one of the Company's products. During the quarter ended March 2, 1996, the Company was dismissed without prejudice from such action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               PAGE

     (a)  Exhibit 27 - Financial data schedule                           20

     (b) No reports on Form 8-K were filed for the quarter ended March 2, 1996.

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

                                          E-Z-EM, Inc.
                                          ----------------------------------
                                          (Registrant)

Date:    April 11, 1996                   /s/ Daniel R. Martin
                                          ----------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director

Date:    April 11, 1996                   /s/ Dennis J. Curtin
                                          ----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer