Form 10-K
period 1996-06-01
EZ EM INC
filed 1996-08-30
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 1, 1996  Commission file number 0-13003
                           ------------                         -------
                             E-Z-EM, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                           11-1999504
      -------------------------------          --------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

        717 Main Street, Westbury, New York               11590
      -------------------------------------    --------------------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (516) 333-8230
                                                    --------------

Securities  registered  pursuant  to  Section  12(b) of the Act:  Class A Common
   Stock, par value $.10 and Class B Common Stock, par value $.10

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   /X/         No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 5, 1996 was $21,655,000.

On August 5, 1996, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,209,655 shares of the registrant's Class B Common Stock outstanding.


                                  Page 1 of 71
                            Exhibit Index on Page 34

                          E-Z-EM, Inc. and Subsidiaries
                                      INDEX

PART I:                                                        PAGE


     Item l.  Business                                           3

     Item 2.  Properties                                        14

     Item 3.  Legal Proceedings                                 15

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                           16


PART II:

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                       17

     Item 6.  Selected Financial Data                           18

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     19

     Item 8.  Financial Statements and Supplementary Data       24

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            25


PART III:

     Item 10. Directors and Executive Officers of the
              Registrant                                        26

     Item 11. Executive Compensation                            29

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                             31

     Item 13. Certain Relationships and Related Transactions    33


PART IV:

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               34

                                     PART I

Item 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, has been in business for over 34 years, and has its corporate offices located at 717 Main Street, Westbury N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect physical abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its AngioDynamics subsidiary, a variety of differentiated products and systems used principally for therapeutic purposes by interventional medicine practitioners. Over one-third of the Company's sales are to customers outside the U.S.

     E-Z-EM contrast systems consist of specially developed powdered and liquid barium sulfate formulations and consumable medical devices, which function together as a system, for examinations of the various parts of the gastrointestinal ("G.I.") tract. Contrast systems are used in X-ray, CT-scanning and other imaging examinations. The G.I. tract is commonly referred to as the digestive system and consists of the esophagus, stomach, intestine (or small bowel) and colon. E-Z-EM manufactures a broad spectrum of barium sulfate products for different uses in G.I. tract examinations. Each E-Z-EM barium sulfate formulation is tailored to that portion of the G.I. tract to be examined, and to the procedures employed by radiologists in each examination. Based upon sales, the Company believes that it is the leading worldwide producer of barium sulfate contrast systems for use in G.I. tract examinations.

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. See "Narrative Description of Business."

     The Company's sales of contrast and non-contrast systems, collectively the diagnostic ("Diagnostic") products industry segment, were virtually flat, down less than 1%, during 1996 as compared to 1995.

     The Company manufactures and markets, through AngioDynamics, Inc. ("AngioDynamics"), a wholly-owned subsidiary, originally organized as a division of the Company in 1992, interventional medical devices and a pharmaceutical delivery system; these products are used by physicians in diagnostic and therapeutic procedures, which are typically less invasive than alternative open surgical procedures. The Company offers three differentiated product groups for use during interventional procedures: stent products, angiographic and fluid management products, and thrombolytic products, collectively the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 1996, AngioDynamics product sales, net of intersegment eliminations (see Note M to the Consolidated Financial Statements included herein), increased 57%, due primarily to domestic and international market penetration and the introduction of the AngioStentTM. The AngioStent, a device used during coronary procedures as a treatment for atherosclerosis, was introduced in January 1996 in certain international markets.

     In November 1995, the Company discontinued the operation of its surgical products industry segment when it sold Surgical Dynamics Inc. ("SDI"), its
51%-owned subsidiary, to United States Surgical Corporation ("USSC"). As a result of this sale, the Company recognized a gain, pretax of approximately $25,539,000, after-tax of approximately $19,520,000, or $2.01 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of earnings. The surgical products industry segment included the NucleotomeTM device, the Ray Threaded Fusion CageTM and other surgical devices and accessories used in spinal surgery.

     Unless  the  context  requires  otherwise,   all  references  herein  to  a
particular year are references to the Company's fiscal year.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace.

     The sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note M to the Consolidated Financial Statements included herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     DIAGNOSTIC PRODUCTS

     Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Diagnostic products accounted for 88% of sales in 1996, as compared to 92% in 1995 and 95% in 1994.

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 34 years ago. For over 75 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient of X-rays. In addition, it is inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

     The Company's contrast systems are designed for a variety of radiological procedures. In single contrast procedures, a portion of the G.I. tract is filled with barium sulfate to produce a diagnostic image of the tract's contours. In double contrast procedures, gas or air is used to distend the G.I. tract after coating with a high density barium sulfate suspension. This produces a significantly clearer diagnostic image of the tract's surface than that obtainable through the use of single contrast procedures. In computed tomography procedures, known as "CT-scanning", a specially formulated low density barium sulfate product is used to visualize the G.I. tract and thus significantly enhance the radiological procedure.

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in consumable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Contrast systems accounted for 68% of sales in 1996, as compared to 72% of sales in 1995 and 75% of sales in 1994.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Non-contrast systems accounted for 20% of sales in 1996, 1995 and 1994.

     The Company's line of diagnostic radiology devices include electromechanical pumps and syringes; needles, trays and ancillary devices used during a variety of diagnostic radiological and ultrasound procedures. This product grouping includes the PercuPumpTM injection system, which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PercuPump system is comprised of an electromechanical pump and a consumable syringe. Other diagnostic radiology devices include entry needles, biopsy needles, trays and ancillary products used during mammography, amniocentesis and other specialty procedures.

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

     The Company, through its wholly-owned subsidiary, Enteric Products, Inc. ("EPI"), markets immunoassay tests for use in the detection of Helicobacter pylori ("H. pylori"). The tests analyze a patient's serum or whole blood sample using a patented antigen licensed from Baylor College of Medicine and are currently available for both laboratory use and for use in a physician's office.

     H. pylori infection has been identified as the leading cause of duodenal and gastric ulcers and has also been linked to gastritis and gastric cancer. The World Health Organization has categorized H. pylori as a Class 1 carcinogen, a definite cancer causing agent in humans. Gastric cancer is a leading cause of death in Asia, Africa and Eastern Europe.

     In May 1996, the Company entered into an agreement with Abbott Laboratories for the international marketing of its physician's office test to detect H.
pylori. The agreement covers both serum and whole- blood versions of a simple, highly accurate four-minute test. The tests, manufactured by SmithKline Diagnostics, Inc. ("SKD"), a subsidiary of Beckman Instruments, Inc., will be privately labelled under the name FlexPackTM HP and sold by Abbott Laboratories ("Abbott") in China, India, other parts of Asia, Eastern Europe and parts of the Middle East and Africa. A prior agreement, between SKD and Abbott, gave Abbott the marketing rights to most of the remainder of the world market. SKD, with whom EPI co-developed the serum and whole blood tests, also markets its own version of the product under the name FlexSureTM HP in the U.S. and other selected territories.

     As a result of these agreements, EPI will receive revenue (1) on the sale of products directly to Abbott, (2) from royalties on the sale of products to Abbott by SKD, (3) from royalties on the sale of product by SKD to its distributors and end-users, and (4) from the sale of EPI's patented antigen to SKD for use in both tests. In addition, EPI derives revenue from the sale of HM-CAPTM, the laboratory version of the blood serum test. The Company markets the HM-CAP test through distributors in the U.S. and abroad.

     Sales to Picker International, Inc., which is a distributor of the Company's Diagnostic products, were 16%, 15% and 16% of total sales during 1996, 1995 and 1994, respectively.

ANGIODYNAMICS PRODUCTS

     The Company, through its wholly-owned subsidiary, AngioDynamics,

Inc., develops, manufactures and markets a variety of differentiated products and systems for the worldwide interventional medicine marketplace, which is the practice of medicine using what were traditionally diagnostic procedures for therapeutic purposes.

     The Company believes that the interventional medicine market is growing dramatically. This is due, in large part, to the less invasive aspects of interventional procedures, as compared to open surgical procedures, which result in a reduction in the overall cost of medical care while providing important patient benefits. Interventional procedures are often performed on an out-patient basis, thereby requiring fewer hospital support services. These procedures, even when performed on an in-patient basis, generally require a shorter hospital stay than do surgical procedures. Interventional procedures also typically have reduced risk and trauma, are less complex, have fewer and less serious complications, can often be performed earlier in the stage of a disease and frequently result in less costly and more definitive therapy than do surgical procedures. The Company expects the number of interventional procedures performed to increase as these procedures gain wider acceptance, as more physicians become trained in less invasive medical specialties, and as these procedures become more widely performed in community hospitals as well as in major medical centers. Improvements in technology should further expand the application of interventional procedures.

     AngioDynamics products accounted for 12% of sales in 1996, as compared to 8% of sales in 1995 and 5% of sales in 1994.

     The Company has focused its efforts in three distinct interventional categories: stent products, angiographic and fluid management products, and thrombolytic products.

     Stent Products

     The Company's stent product is called the AngioStent. Stents are used to hold open passageways in the body that may have closed or become obstructed as a result of aging, disease, or trauma. Stents are increasingly being used as an alternative to or adjunct to surgical and minimally invasive procedures and drug therapies because they reduce procedure time, patient trauma, hospitalization and recovery time. The Company believes that the coronary AngioStent, introduced in January 1996 in certain international markets, provides a competitive advantage over competing stent products and alternative therapies.

     The Company believes AngioStent incorporates a number of unique and proprietary design features that allow the effective treatment of a variety of lesion and vessel types. The AngioStent is constructed from a single strand of platinum alloy wire that is precision formed into a spiraling sinusoidal configuration. This configuration has the wire turn back on itself and attach back at its beginning, thereby forming a longitudinal wire that imparts added strength and stability. The Company believes that its patented stent design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its proprietary use of platinum imparts better hemocompatibility and long term biocompatibility than stainless steel stent designs. The AngioStent is available in a variety of diameters and lengths and is provided pre-mounted on both the over-the-wire and rapid exchange delivery systems. Both of these delivery systems offer advanced features, such as a high pressure balloon and one-step-placement with no necessity for pre- dilation of the target lesion. The AngioStent has been utilized in a variety of coronary applications, including vessels in which other stent procedures have failed, as well as in the treatment of difficult lesions in curved or tortuous vessels. The Company believes the technical features of its proprietary AngioStent systems provide the Company with a number of competitive advantages.

     The AngioStent has not yet been approved by the FDA for sale in the U.S. and the Company does not anticipate receiving FDA approval to sell the coronary AngioStent prior to June 2000, if at all. The AngioStent sales in Europe and South America approximated $863,000 in 1996.

     Angiographic and Fluid Management Products

     The Company's primary angiographic products are diagnostic catheters used to inject contrast agents, such as iodine or carbon dioxide ("CO2"), into the various arteries and veins and the interior of the heart in order to permit X-ray studies to be made. These studies are called "angiograms", "venograms", and "cardiac catheterizations". The Company believes its catheters are differentiated from competitive products with respect to the types of materials used and the numerous configurations in which they are available.

     The Company manufactures three lines of diagnostic catheters, Memory TipTM, Memory-VuTM, and Soft-VuTM, suitable for diagnosing the complete human vascular system. These catheters are made in 3, 4, 5, and 6 French sizes, with wire braided and non-braided nylon shafts, and are available in over 500 tip configurations and lengths, either as standard catalogue items or made to order through the Company's customization program. All of the Company's angiographic catheters are approved for sale in the U.S. and internationally.

     The Soft-Vu/Memory-Vu catheter technology incorporates a soft, atraumatic tip that is attached to a more rigid shaft. In addition to being soft, the catheter tips are also easily visualized under fluoroscopy. The Company believes this soft tipped catheter technology offers the physician a safe diagnostic catheter with less propensity to perforate or lacerate an artery or vein.

     The Company has recently developed a new and unique catheter line called ANGIOPTICTM. The distinguishing characteristic of this product is that the entire catheter is highly visible under fluoroscopy. The catheter is constructed of a proprietary triple-layer extrusion technology.

     Additionally, the Company has developed a new CO2 Angiography System ("CO2JECTTM") that uses CO2 as a contrast agent. The Company believes CO2 offers many advantages over traditional iodinated contrast agents.

     CO2 is currently used via manual injection for patients who are allergic to iodine, who have compromised kidney function, or for whom the use of iodinated contrast agents would otherwise present a health risk. The Company believes that CO2 is safer and less expensive than industry standard iodinated contrast agents. The Company's CO2JECT system allows CO2 gas to be used routinely as a replacement for the more dangerous and more expensive iodinated contrast media in angiographic procedures. Iodinated compounds are known to cause allergic reactions and nephrotoxicity, and are responsible for significant morbidity and mortality. The CO2JECT is comprised of CO2 contrast, an injector, a CO2 connection set, a diagnostic catheter and an angioplasty balloon catheter.

     The CO2JECT has not yet been approved by the FDA for sale in the U.S. and the Company does not anticipate receiving FDA approval for the CO2JECT prior to January 1999, at the earliest, and there can be no assurance that such approval will be obtained at all. The initial overseas commercial sale of CO2JECT occurred in the second quarter of 1996 and sales for the fiscal year totalled approximately $402,000.

     The Company has developed two patented needles to address the problem of spurting blood: the Sos Bloodless Entry NeedleTM and the Pulse-Vu NeedleTM. Both needles have a thin diaphragm within the needle hub. This diaphragm diverts the pressurized column of blood into a clear, flexible side arm tube thus preventing the blood from entering the clinical environment. The special diaphragm has a slit that allows easy passage of a guidewire through the needle hub and needle lumen and into the lumen of the artery. The Company believes its diaphragm technology is proprietary.

     The AngioFillTM and AngioFill II Fluid Management SystemsTM are used to collect and isolate blood and other body fluids. They replace open bowls and garbage disposals which allow blood to splatter in the procedure room. The AngioFill systems also have fluid lines that connect to saline and contrast media bottles. In use, the physicians will aspirate the catheter with a syringe and release the contents in the AngioFill bag. While the syringe is still connected to the AngioFill, the physician will draw fresh saline or contrast media to flush the catheter.

     The Company also acts as a non-exclusive U.S. sales agent for Navarre Biomedical, Ltd. ("Navarre Biomedical"). Navarre Biomedical manufactures percutaneous abscess drainage catheters. Percutaneous abscess drainage involves resolution of pus pockets, pleural effusions and other fluids by inserting the catheter directly into the fluid pocket under fluoroscopic, CT or ultrasound guidance. The percutaneous approach to resolve an abscess avoids the mortality and morbidity associated with a surgical resolution. All Navarre Biomedical drainage products are approved for sale in the U.S.

     Thrombolytic Products

     The Company's thrombolytic line of products is used to dissolve arterial and venous blood clots and is marketed under the name Pulse*SprayTM. A
Pulse*Spray Set includes the PROTM Infusion Catheters, occluding wires, check valves, and bifurcated connecting lines. The Pulse*Spray Set optimizes the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. This improvement has been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three. This represents significant cost savings for the hospital, the patient, and the health care system, while reducing the complications associated with the use of larger volumes of the lytic agent. The Pulse*Spray Set is approved for sale in the U.S. and internationally.

     The Pulse*Spray Injector is designed to replace hand pressure as an injection mechanism. This is a compact portable injector using a proprietary ram to deliver lytic agents through various Pulse*Spray Sets and PRO Infusion Catheters. The Pulse*Spray Injector will only accept the Company's manufactured single use components and catheters. It allows the user to deliver a wide range of infusion volumes and times and utilizes state-of-the-art computer technology with a touch screen program to store up to 20 customer-specified programs. The Pulse*Spray Injector is currently available as a pulse-only product. A provision is available to add a slow infusion IV pump into the existing injector housing. In this configuration, the user can program various combinations of pulse and slow infusion programs. A 510(k) to permit the sale of the Pulse*Spray Injector in the U.S. is pending before the FDA. The Pulse*Spray Injector is approved for sale outside the U.S.

     MARKETING

     The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiological needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and Magnetic Resonance Imaging ("MRI") procedures.

     E-Z-EM's contrast systems, laxatives, syringes, X-ray protection equipment and diagnostic radiology devices, such as biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through about 280 distributors, supported by 35 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's contrast systems are also marketed through 125 distributors, including wholly-owned subsidiaries in Canada, Japan, the United Kingdom and Holland. Significant sales are made in Canada, Japan, the United Kingdom, Holland, Italy, Sweden, Austria and Australia. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name.

     The Company's AngioDynamics products are marketed to interventional radiologists, cardiologists, vascular surgeons and nephrologists. Domestic sales are supported by 14 direct sales employees, while the international marketing effort is conducted through 46 distributors, including 4 wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

     COMPETITION

     Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. The Company faces competition domestically from Lafayette Pharmaceuticals, Incorporated, as well as from small U.S. competitors, and it also faces competition outside of the U.S. The Company competes primarily on the basis of product quality, customer service, the availability of a full line of barium sulfate formulations tailored to user needs, and price.

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

     The major non-contrast systems market that the Company competes in is the medical device radiology market, which is highly competitive. No single company, domestic or foreign, competes with the Company across all of its non-contrast system product lines. In electromechanical pumps and syringes, the Company's main competitors are Schering AG and Mallinckrodt, Inc. In needles and trays, the Company competes with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co. and various other competitors. The Company also encounters competition in the marketing of its other non-contrast systems products.

     The Company competes in the AngioDynamics products segment on the basis of product quality, product innovation, sales, marketing and service effectiveness, and price. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company, focusing on these markets. Those Company products that already have FDA approval and those Company products that in the future receive FDA approval will have to compete vigorously for market acceptance and market share.

     Johnson & Johnson Interventional System, Co. ("JJIS"), Schneider, Inc. (a part of Pfizer, Inc.), C.R. Bard, Inc., Cook, Inc., Cordis Corporation, Guidant Corporation, InStent, Inc., Medtronic, Inc., Biotronik GmbH, Progressive Angioplasty Systems, American Biomed, Inc., Global Therapeutics, Arterial Vascular Engineering, Inc., and Boston Scientific Corporation, among others, currently compete against the Company in the development, production and marketing of stents and stent technology.

     The Company believes that the coronary stent marketed by JJIS has captured in excess of 75% of the market. The medical indications that can be treated by stents can also be treated by surgery, drugs, or other medical devices, many of which are widely accepted in the medical community.

     The ability to use patents and other proprietary rights to prevent sales by competitors is an important tool in the medical devices industry. JJIS believes that its patent rights enable it to prevent any balloon-expandable stents from being marketed and it has commenced litigation against Cook and Medtronic concerning their balloon- expandable stents. The Company has received an opinion from its intellectual property counsel stating that the AngioStent, which is a balloon-expandable stent, does not infringe upon the JJIS patents, although there can be no assurance that the AngioStent will not be determined to infringe upon the JJIS patents or other patents.

     The Company's CO2JECT angiography system is the only system using CO2 as a contrast agent. Therefore, the Company's competition is from companies marketing iodinated contrast agents. These companies include Liebel-Flarsheim Co., Inc. (a subsidiary of Mallinckrodt) and Medrad, Inc. (a subsidiary of Schering AG).

     In the market for diagnostic angiography catheters, the Company's major competitors are Mallinckrodt and Cook.

     The competitive situation in the market for thrombolytic products is complex. The first level of competition is the medical profession, where each physician can decide if an artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. The primary competitors in this market are MediTech, Cook and Mallinckrodt.

     The Company believes that it is perceived as a market leader in the market for blood containment products, where its primary competition comes from Arrow International and Becton-Dickinson. The market for fluid management systems is extremely competitive, with the Company's products being similar to products from NAMIC, Merit, Burron Medical, DeRoyal, Biocore, Advanced Medical Design, Medex and Argon. These products are non-patient contact and, therefore, the barriers to entry, such as regulatory approval, potential liability, and the need for technical sophistication, are not significant.

     RESEARCH AND DEVELOPMENT

     In addition to its technical staff, consisting of a Medical Director and 46 employees, the Company has consulting arrangements with various physicians who assist E-Z-EM through their independent research and product development. Research and development expenditures totalled $5,323,000, or 6% of sales, in 1996, as compared to $6,077,000, or 7% of sales, in 1995 and $6,897,000, or 8%
of sales, in 1994, reflecting the Company's commitment to expansion of its product lines through research and development.

     RAW MATERIALS AND SUPPLIES

     Most of the barium sulfate for contrast systems is supplied by a number of European and U.S. manufacturers, with a minor portion being supplied by the Company's wholly-owned Canadian subsidiary, E-Z-EM Canada Inc. ("E-Z-EM Canada"), which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of three years. The Company believes that these sources should be adequate for its foreseeable needs.

     The Company has generally been able to obtain adequate supplies of all components for its AngioDynamics business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect operations.

     PATENTS AND TRADEMARKS

     Although several products and processes are patented and the Company considers its trademarks to be a valuable marketing tool, the Company does not consider any single patent, group of patents, or trademarks to be materially important to its Diagnostic business segment. E-Z-EM and AngioDynamics are examples of the Company's registered trademarks in the U.S.

     The Company believes that success in the AngioDynamics products segment is dependent, to a large extent, on patent protection and the proprietary nature of its technology. The Company intends to file and prosecute patent applications for technology for which it believes patent protection is effective and advisable. The Company believes that issued patents covering Pulse*Spray and AngioStent are significant to its AngioDynamics business.

     Because patent applications are secret until patents are issued in the U.S. or corresponding applications are published in foreign countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. The Company also relies on trade secret protection and confidentiality agreements for certain unpatented aspects of its proprietary technology.

     REGULATION

     The Company's products are registered with the FDA and with similar regulatory agencies in foreign countries where they are sold. The Company believes it is in compliance in all material respects with applicable regulations of these agencies.

     Certain of the Company's products are subject to FDA regulation as medical devices and certain other products, such as various contrast systems products and CO2JECT, are regulated as pharmaceuticals. Outside of the U.S., the regulatory process and categorization of products vary on a country-by-country basis.

     The Company's products are covered by Medicare, Medicaid and private healthcare insurers, subject to patient eligibility. Changes in the reimbursement policies and procedures of such insurers may affect the frequency with which such procedures are performed.

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

Further,   it  has  not  been  alleged  that  the  Company  contributed  to  the contamination, and it is the Company's belief that it has not done so.

     EMPLOYEES

     The Company employs 897 persons, 230 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 166 and 64 employees expire in February 1997 and December 1998, respectively. The Company considers employee relations to be satisfactory.

(d) FINANCIAL INFORMATION REGARDING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company currently derives about 37% of its sales from customers outside the U.S. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party export sales from Canada are billed in Canadian dollars. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 233 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 148 foreign distributors to 81 countries outside of the U.S.

     The sales and operating profit (loss) of each geographic area and the identifiable assets attributable to each geographic area as well as export sales from domestic operations are set forth in Note M to the Consolidated Financial Statements included herein.


Item 2.  PROPERTIES

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of five buildings, one of which is owned by the Company, containing an aggregate of 209,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. Such facility is currently being leased on a month-to-month basis. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Glens Falls, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation. E-Z-EM Canada also owns a 64,050 square-foot manufacturing and warehousing facility located in Montreal, Canada.

Item 3.  LEGAL PROCEEDINGS

     The Company is presently a defendant in the following product liability action:

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

     Previously, the Company had been named as a defendant in the following product liability action:

     EILEEN GUINN AND WILBERN GUINN, PLAINTIFFS VS. ST. JOSEPH'S HOSPITAL SISTERS OF THE THIRD ORDER OF ST. FRANCIS; BERLAND RADIOLOGY ASSOCIATES, LTD.; GERALD CLAYCOMB, M.D.; DAWN STILLWAGON, R.N.; AND E-Z-EM, INC., A CORPORATION, DEFENDANTS, pending in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, filed on August 22, 1995.

     This suit claimed damages based upon alleged injuries resulting from the use of one of the Company's products. During February 1996, the Company was dismissed without prejudice from such action.

     Pursuant to a contractual agreement with Picker International, Inc. ("Picker"), the Company assumed the defense of a lawsuit in which Picker, along with multiple other named defendants, had been sued for injuries alleged to have resulted from the use of protective aprons. The plaintiff has recently abandoned this action.

     The Company has been sued by Olympia Holding Corporation p/k/a P-I-E Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the U.S. Bankruptcy Court for the Middle District of Florida. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds - recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.

     During 1993, SDI's lease agreement on the Alameda, California office and production facilities was prematurely terminated by SDI, a former 51%-owned subsidiary of the Company. In 1993, SDI accrued $600,000 for the estimated settlement of the lease commitment.

Pursuant to the terms of the Merger Agreement described in Note B to the Consolidated Financial Statements included herein, the $600,000 liability was assumed by USSC (the purchaser of SDI), and the Company and the previous minority shareholder of SDI assumed any liability in excess of $600,000 in connection with the lease termination. The dispute was settled in July 1996 for $1,600,000, of which the Company was liable for $510,000, or 51% of the $1,000,000 excess. Such amount was included in accrued liabilities at June 1, 1996.

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

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Effective July 24, 1995, E-Z-EM, Inc. Class A and Class B Common Stock began trading on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. Previously, the Company's Class A and Class B Common Stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market ("Nasdaq") under the symbols "EZEMA" and "EZEMB", respectively. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A and Class B Common Stock as reported by Nasdaq (through July 23, 1995) and the AMEX (from July 24, 1995 through June 1, 1996).

                                       Class A          Class B
                                       -------          -------
                                     High    Low      High    Low
                                     ----    ---      ----    ---

     Fifty-two weeks ended June 1, 1996
     ----------------------------------

     First Quarter................ $ 8.25  $ 5.25   $ 8.19   $4.25
     Second Quarter...............  13.13    7.13    12.63    6.75
     Third Quarter................  11.13    9.50    10.25    9.19
     Fourth Quarter...............  16.50   10.00    15.38    9.63

     Fifty-three weeks ended June 3, 1995
     ------------------------------------

     First Quarter................  $6.00   $4.50    $6.25   $4.00
     Second Quarter...............   5.75    4.25     5.50    3.88
     Third Quarter................   4.75    4.00     5.00    3.75
     Fourth Quarter...............   5.00    3.25     4.88    3.63

     As of August 5, 1996 there were approximately 292 and 347 record holders of the Company's Class A and Class B Common Stock, respectively.

     The Company's current policy has been to issue stock dividends. During the third quarter of fiscals 1994, 1995 and 1996, the Company issued 3% stock dividends. Future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

Item 6.  SELECTED FINANCIAL DATA


                         Fifty-two   Fifty-three      Fifty-two weeks ended
                        weeks ended  weeks ended  ------------------------------
                           June 1,     June 3,    May 28,    May 29,    May 30,
                            1996        1995*      1994*      1993*      1992*
                            ----        -----      -----      -----      -----
                                 (in thousands, except per share data)

Income statement data:
  Net sales (2)...........$91,932     $88,526   $85,645  $84,507  $78,711
  Gross profit............ 36,414      36,681    33,617   35,547   33,071
  Operating profit (3)....    957       2,837     1,200    2,558    4,113
  Earnings from continuing
    operations before
    income taxes..........  1,940       3,559     1,528    3,888    5,186
  Earnings from continuing
    operations............  1,697       2,473       379    2,451    4,512
  Net earnings............ 21,008       1,630       277    1,679    4,610
  Earnings from continuing
    operations per common
    share
      Primary and fully
        diluted...........    .17         .27       .04      .27      .49
  Earnings per common
    share
      Primary (1).........   2.16         .18       .03      .18      .50
      Fully diluted (1)...   2.14         .18       .03      .18      .50
  Cash dividends declared
    per common share......$   .00     $   .00   $   .00  $   .10  $   .20
  Weighted average common
    shares
      Primary (1).........  9,724       9,088     9,081    9,105    9,147
      Fully diluted.(1)...  9,833       9,092     9,081    9,107    9,160

                           June 1,     June 3,   May 28,  May 29,  May 30,
                            1996        1995      1994     1993     1992
                            ----        ----      ----     ----     ----
                                            (in thousands)

Balance sheet data:
  Working capital.........$53,508     $33,254   $33,088  $36,283  $35,328
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities............ 23,610       4,447     7,336    8,359   12,132
  Total assets............ 96,037      76,095    71,531   73,252   74,417
  Long-term debt, less
    current maturities....    680       1,114       586    2,900      654
  Stockholders' equity.... 80,603      57,890    54,269   55,001   54,900

- ---------------------
 * Reclassified to reflect the discontinued operation described in Note B to the Consolidated Financial Statements included herein.

(1) Retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note K to the Consolidated Financial Statements included herein.
                                         (footnotes continued on next page)

(footnotes continued from preceding page)
(2) Sales of Lafayette products for the period June 2, 1991 through November 27, 1991 of approximately $3,505,000 have been excluded from net sales and reclassified to disposal of assets, which is included in operating profit in the consolidated statements of earnings.

(3) On November 27, 1991, the Company divested the assets of its Lafayette division to Lafayette Pharmaceuticals, Incorporated pursuant to an Asset Purchase Agreement dated June 27, 1991 (the "Agreement"). The aggregate sales price was approximately $5,413,000. The Lafayette division was purchased by the Company in December 1988 from Lafayette Pharmacal, Inc. The Agreement was approved by the Federal Trade Commission ("FTC") on November 14, 1991, pursuant to the FTC's order of June 12, 1990 which required the Company to divest the assets it had purchased from Lafayette Pharmacal, Inc. At June 2, 1990, the Company had established a reserve, before tax, of $8,627,000 which approximated the anticipated loss on divestiture and related expenses. The Company recorded a pretax gain of $953,000 during 1992 representing the difference between the actual sales price and expenses pertaining to the divestiture compared with the amounts previously estimated. Such gain is included in operating profit in the consolidated statement of earnings for 1992.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is based on the results of continuing operations of the Company.

     The Company's fiscal year ended June 1, 1996 represents fifty-two weeks, the fiscal year ended June 3, 1995 represents fifty-three weeks and the fiscal year ended May 28, 1994 represents fifty-two weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products.

     The Diagnostic products industry segment accounted for 88% of sales in 1996, as compared to 92% in 1995 and 95% in 1994. This segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 68% of sales in 1996, as compared to 72% in 1995 and 75% in 1994. Non-contrast system sales accounted for 20% of sales in 1996, 1995 and 1994.

     Diagnostic segment results for 1996 were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's core manufacturing operations, as well as by increased selling and marketing expenses in the Company's core business. The unabsorbed overhead costs resulted during the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the first half of 1997, resulting in lower than normal Canadian gross profits. Investment in new marketing initiatives and product introductions contributed to the increased selling and marketing expenses.

     Diagnostic segment results for 1995 were positively impacted by improved gross margins, partially offset by increased domestic and international selling and administrative expenses.

     Diagnostic segment results for 1994 were adversely impacted by the cost of product recalls, which the Company began in March 1994, due to packaging and formulation problems with its effervescent granules and colon cleansing products. The Company recorded pretax charges in the aggregate amount of $1,546,000 during 1994, with respect to such recalls.

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

     The AngioDynamics products industry segment accounted for 12% of sales, net of intersegment eliminations (see Note M to the Consolidated Financial Statements included herein) in 1996, as compared to 8% in 1995 and 5% in 1994. This segment includes stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace.

     AngioDynamics segment results for 1996 were positively affected by sales growth of 57%, as compared to 1995, coupled with improved manufacturing efficiencies. The AngioDynamics sales growth was due to domestic and international market penetration and the introduction of the AngioStentTM. The AngioStent, a device used during coronary procedures as a treatment for atherosclerosis, was introduced in the third quarter of 1996 in certain international markets. AngioDynamics gross profit expressed as a percentage of sales improved to 48% in 1996, as compared to 32% in 1995 and 41% in 1994. AngioDynamics incurred operating losses of $1,536,000 in 1996, as compared to operating losses of $4,603,000 in 1995 and $3,468,000 in 1994. Included in these operating losses were losses of $1,189,000 in 1996, $1,972,000 in 1995 and $877,000 in 1994 relating to AngioDynamics' CO2 Angiographic operations, which resulted primarily from its continued research and development. The initial overseas commercial sale of the Company's CO2JECTTM system, which delivers carbon dioxide gas as a replacement for more expensive iodinated contrast media, occurred in the second quarter of 1996.

     During 1996, the Company discontinued the operation of its surgical products industry segment when it sold SDI, its 51%-owned subsidiary, to USSC.
As  a  result  of  this  sale,  the  Company   recognized  a  gain,  pretax  of
approximately $25,539,000, after-tax of approximately $19,520,000, or $2.01 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of earnings. The surgical products industry segment included the NucleotomeTM device, the Ray Threaded Fusion CageTM and other surgical devices and accessories used in spinal surgery.

     The sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note M to the Consolidated Financial Statements included herein.

     CONSOLIDATED RESULTS OF OPERATIONS

     The Company reported net earnings of $21,008,000, or $2.16 and $2.14 per common share on a primary and fully diluted basis, for 1996, as compared to net earnings of $1,630,000, or $.18 per common share respectively, on a primary and fully diluted basis, for 1995, and net earnings of $277,000, or $.03 per common share on a primary and fully diluted basis, for 1994. Results for 1996 were positively impacted by the after-tax gain on the sale of SDI of $19,520,000, or $2.01 and $1.99 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for 1996 were $1,697,000, or $.17 per common share on both a primary and fully diluted basis, respectively, as compared to $2,473,000, or $.27 per common share on both a primary and fully diluted basis, in 1995 and $379,000, or $.04 per common share on both a primary and fully diluted basis, in 1994. Results from continuing operations for 1996 were adversely impacted by unabsorbed overhead costs during construction at the Company's Canadian facility, as well as by increased selling and marketing expenses in the Company's core business, and were positively affected by AngioDynamics sales growth and improved AngioDynamics manufacturing efficiencies.

     Results from continuing operations for 1995 were positively impacted by increased sales demand in the AngioDynamics segment, coupled with improved gross margins in the Diagnostic segment, partially offset by increased domestic and international selling and administrative expenses in both industry segments.

     Results from continuing operations for 1994 were adversely impacted by the reserve for product recalls of $1,546,000 and severance benefits to terminated employees of $638,000. The reserve for product recalls is included in cost of goods sold and selling and administrative expenses in the consolidated statements of earnings. Results from continuing operations for 1994 were also adversely impacted by reduced manufacturing activity in the Diagnostic segment, partially offset by reduced operating expenses due to cost containment programs instituted in 1993. The reduced level of manufacturing activity resulted from both high opening inventory levels and lower than expected demand for contrast systems products due to uncertainty surrounding the numerous healthcare reform proposals.

     Sales increased 4%, or $3,406,000, in 1996, as compared to 3%, or $2,881,000, in 1995. Sales in 1996 were favorably affected by increased AngioDynamics sales of $3,995,000, increased non-contrast systems sales of $1,148,000 and price increases, which accounted for approximately .5% of sales in 1996. The AngioDynamics sales growth was due to domestic and international market penetration and the introduction of the AngioStent. Sales in 1996 were adversely affected by a decline in the Company's sales of barium contrast systems. Sales in 1995 were favorably affected by increased sales of AngioDynamics products of $2,323,000 and price increases, which accounted for approximately 1% of sales in 1995. Sales in 1995 were adversely affected by a domestic decline in the Company's sales of barium contrast systems.

     Sales in international markets, including direct exports from the U.S., increased 5%, or $1,744,000, in 1996 and 9%, or $2,625,000, in 1995. The 1996
increase was due to increased sales of AngioDynamics products of $1,888,000. The 1995 increase was due to increased sales of contrast systems of $1,582,000, non-contrast systems of $741,000 and AngioDynamics products of $302,000.

     Gross profit expressed as a percentage of sales was 40% in 1996, as compared to 41% in 1995 and 39% in 1994. Gross profit in 1996 was negatively impacted by approximately $2,479,000 of unabsorbed overhead costs during construction at the Company's Canadian facility, and was positively affected by improved AngioDynamics manufacturing efficiencies. Gross profit in 1995 was adversely affected by increased provisions for inventory adjustments, partially offset by sales price increases. The lower gross profit percentage in 1994 was due primarily to the reserve for product recalls of $1,420,000, reduced manufacturing activity in the Diagnostic segment, and severance benefits to terminated employees of $262,000.

     Selling and administrative ("S&A") expenses were $30,134,000 in 1996, $27,767,000 in 1995 and $25,520,000 in 1994. The increase in 1996 versus 1995 of
$2,367,000, or 9%, was due primarily to expanded domestic selling and marketing efforts in the Company's core business approximating $1,361,000 and expanded AngioDynamics selling and marketing efforts in both the domestic and international marketplace approximating $1,063,000. Investment in new marketing initiatives and product introductions contributed to the increased selling and marketing expenses in both industry segments. The increase in 1995 versus 1994 of $2,247,000, or 9%, was due primarily to expanded Diagnostic and AngioDynamics S&A efforts in both the domestic and international marketplace of $1,438,000 and $608,000, respectively, and a reversal of product liability claim reserves of $201,000 in 1994.

     Research and development ("R&D") expenditures in 1996 totalled $5,323,000, or 6% of sales, as compared to $6,077,000, or 7% of sales, in 1995 and $6,897,000, or 8% of sales, in 1994. The decline in 1996 versus 1995 of $754,000 was due primarily to reduced spending of $898,000 relating to AngioDynamics' CO2 Angiographic operations and reduced spending of $347,000 relating to the commercialization of H. pylori test-related products, partially offset by increased contrast system spending of $361,000 relating to the development of several new products. The reduced AngioDynamics CO2 Angiographic spending resulted from the overseas commercialization of the CO2JECT system, which delivers carbon dioxide gas as a replacement for more expensive iodinated contrast media in the second quarter of 1996. The decline in 1995 versus 1994 of $820,000 was due primarily to reduced spending of $1,123,000 relating to the commercialization of H. pylori test-related products, and reduced contrast system spending of $504,000, primarily due to staff reductions, partially offset by increased spending of $873,000 relating to AngioDynamics projects. Of the R&D expenditures in 1996, approximately 37% relate to contrast systems, 31% to AngioDynamics projects, 6% to immunological projects, 16% to other projects and 10% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totalled $983,000 in 1996, $722,000 in 1995 and $328,000 in 1994. The improvement in other income in 1996 versus 1995 was primarily due to increased licensing income of $240,000 and increased interest income of $184,000, partially offset by increased currency exchange losses incurred by foreign subsidiaries of $211,000. The increased interest income of $184,000 resulted from the investment of SDI sale proceeds, partially offset by the income recorded in 1995 of $180,000 as a result of the prepayment of an interest-free loan. The improvement in other income in 1995 versus 1994 was primarily due to the income recorded in 1995 of $180,000 as a result of the prepayment of an interest-free loan. Improvements in currency exchange gains and losses incurred by foreign subsidiaries totalling $132,000 and increased licensing income of $55,000 also contributed to the increase in other income in 1995.

     Note F to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 1996, 1995 and 1994. In 1996, the Company's low effective tax rate of 13% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment and tax-exempt interest income. In 1995, the Company's effective tax rate of 31% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and were partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. In 1994, the Company's high effective tax rate of 75% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and were partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, capital expenditures and increased inventory levels (on continuing operations) were funded primarily by cash reserves. As a result of the sale of SDI in November 1995, the Company increased its cash reserves by approximately $21,000,000. The proceeds from the sale of SDI have currently been invested in debt securities. During 1995, capital expenditures, primarily related to the acquisition of the previously leased Canadian facility, increased inventory levels and repayments of debt were funded primarily by cash provided by operations and cash reserves. During 1994, operating and capital requirements were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt.

At June 1, 1996, debt declined to $1,927,000 from $2,343,000 at June 3, 1995 and from a previously reported high of $6,219,000 at February 27, 1993. The Company has available $4,731,000 under two bank lines of credit of which $287,000 was outstanding at June 1, 1996.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscals 1994, 1995 and 1996, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At June 1, 1996, approximately 66% of the Company's assets consist of inventories, debt and equity securities, accounts receivable, and cash and cash equivalents. Inventories (on continuing operations) have increased at a greater rate than sales as a result of broadened product lines. The current ratio is
5.15 to 1, with net working capital of $53,508,000 at June 1, 1996, as compared to the current ratio of 3.39 to 1, with net working capital of $33,254,000 at June 3, 1995. The improvement in both the current ratio and net working capital is a direct result of the cash proceeds received from the sale of SDI.

     Net capital expenditures, primarily for machinery and equipment and facility improvements, were $4,231,000 in 1996, as compared to $4,812,000 in 1995 and $2,175,000 in 1994. Of the 1996 expenditures, approximately $2,223,000 relates to the purchase of machinery and equipment and facility improvements in connection with the Company's manufacturing site relocation. Of the 1995 expenditures, approximately $2,817,000 relates to the purchase of the land and building housing the manufacturing facilities of the Company's Canadian subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 1997.

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors  created  thereby.  Investors  are  cautioned  that all  forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

         NAME            AGE               POSITIONS

Howard S. Stern (1)(4)... 65  Chairman of the Board, Director
Daniel R. Martin (1)..... 59  President, Chief Executive Officer,
                                Director
George P. Carden......... 67  Senior Vice President and General Manager
                                - Imaging Products Division
Arthur L. Zimmet......... 60  Senior Vice President - Special Projects
Sandra D. Baron.......... 44  Vice President - Human Resources
Craig A. Burk............ 43  Vice President - Manufacturing
Joseph A. Cacchioli...... 40  Vice President - Controller
Dennis J. Curtin (5)..... 49  Vice President - Chief Financial Officer
Judith E. Hatch.......... 55  Vice President - National Accounts
Kay N. Hatch............. 64  Vice President - Protection Products
Eamonn P. Hobbs.......... 43  Vice President - AngioDynamics Division
Joseph J. Palma.......... 54  Vice President - Sales and Marketing
Archie B. Williams....... 45  Vice President - Imaging Products
                                Management
Terry S. Zisowitz........ 49  Vice President - Legal and Regulatory
                                Affairs
Andrew A. Zwarun, PhD.... 53  Vice President - MRI
Michael A. Davis, M.D.... 55  Medical Director, Director
Paul S. Echenberg (1).... 52  Chairman of the Board of E-Z-EM Canada,
                                Director
James L. Katz CPA, JD.... 60  Director
  (1)(2)(5)
Donald A. Meyer (3)(4)... 62  Director
Irwin H. Nadel (2)(5).... 76  Director
Robert M. Topol (1)(2)... 71  Director
  (3)(5)
W. Philip Van Kirk....... 76  Secretary
- ---------------

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

     Ms. Baron has served as Vice President - Human Resources since 1995, and has been an employee of the Company since 1985.

     Mr. Burk has served as Vice President - Manufacturing since 1987.

     Mr. Cacchioli has served as Vice President - Controller since 1988, and has been an employee of the Company since 1984.

     Mr. Curtin has served as Vice President - Chief Financial Officer since August 1995, and previously served as Vice President - Finance from 1985 to August 1995. Mr. Curtin has been an employee of the Company since 1983.

     Ms. Hatch has served as Vice President - National Accounts since 1993, and has been an employee of the Company since 1986.

     Mr. Hatch has served as Vice President - Protection Products since 1995, and previously served as Vice President - Protection and CT Products from 1994 to 1995 and Vice President - Marketing from 1989 to 1993.

     Mr. Hobbs has served as Vice President - AngioDynamics Division since 1991, and has been an employee of the Company since 1988.

     Mr. Palma has served as Vice President - Sales and Marketing since April 1996, and previously served as Vice President - Sales from 1995 to April 1996. Mr. Palma has been an employee of the Company since 1994. Prior to joining the Company, Mr. Palma served as Director of Sales for the Imaging Division of Berlex Laboratories (pharmaceutical products) since 1989.

     Mr. Williams has served as Vice President - Imaging Products Management since 1993, and has been an employee of the Company since 1980.

     Ms. Zisowitz has served as Vice President - Legal and Regulatory Affairs since 1995, and previously served as Vice President - Legal Affairs from 1990 to 1995. Ms. Zisowitz has been an employee of the Company since 1989.

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

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He is a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He was also a founder and had been a senior partner of BDE Capital Partners (investment banking partnership) from 1992 to 1994. He is also a director of Lallemand Inc., ISG Technologies, Inc., LDI Research Co., Inc., LDI Marketing Co., Inc., Benvest Capital Inc. and Colliers MacAuley Nicholl. The Company has an investment in ISG Technologies, Inc.

     Mr. Katz has been a director of the Company since 1983. He is the founder and has been a principal of Chapman Partners LLC (investment banking) since its organization in 1995. Previously, he had been the co-owner and President of Ever Ready Thermometer Co., Inc. from its acquisition in 1985 until its sale in November 1994. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, including that of Chief Financial Officer of Baxter. He is also a director of Intec, Inc. and Binax.

     Mr. Meyer has been a director of the Company since 1968. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to October 1995.

     Mr. Nadel has been a director of the Company since 1972. He is a Certified Public Accountant and member of both the New York Bar and the Connecticut Bar. He provides management consulting services to the Company as Trustee of its 401(k) Plan.

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

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services, in all capacities for 1996, 1995 and 1994, of those persons who were, at the end of 1996, Chief Executive Officer ("CEO") (Daniel R. Martin) and each of the four most highly compensated executive officers of the Company other than the CEO (collectively, the "Named Executive Officers"):


                                  Annual Compensation         Long Term Compensation
                                  -------------------         ----------------------

                                                                  Awards        Payouts
                                                                  ------        -------
                                                 Other
                                                 Annual    Restricted                    All Other
    Name and                                    Compensa-    Stock               LTIP    Compensa-
    Principal         Fiscal  Salary    Bonus   tion (1)     Awards    Options  Payouts  tion (3)
    Position           Year    ($)       ($)       ($)        ($)       # (2)     ($)       ($)
    --------           ----    ---       ---       ---        ---       -----     ---       ---
Howard S. Stern,.....  1996  $250,000    None      None       None       None     None    $ 7,245
Chairman of the Board  1995   250,000    None      None       None      74,263    None     11,712
                       1994   250,000    None      None       None       None     None      9,627

Daniel R. Martin,....  1996  $220,000    None      None       None       None     None    $ 9,261
President and Chief    1995   200,000    None      None       None     116,699    None      8,453
Executive Officer      1994   200,000    None      None       None       None     None      9,150

George P. Carden,....  1996  $186,300    None      None       None       None     None    $ 7,257
Senior Vice President  1995   186,300  $25,000     None       None      30,766    None      7,330
                       1994   172,125    None      None       None       None     None      7,853

Arthur L. Zimmet,....  1996  $153,000    None      None       None       None     None    $ 7,760
Senior Vice President  1995   153,000  $10,000     None       None      40,314    None      7,466
                       1994   153,000    None      None       None       None     None      8,094

Eamonn P. Hobbs,.....  1996  $170,648    None      None       None       None     None    $ 8,021
Vice President         1995   120,000  $15,000     None       None      30,766    None      5,856
                       1994   120,000    None      None       None       None     None      6,020

- ---------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 1996, 1995 and 1994 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 1996, 1995 or 1994 or $50,000; such amounts are, therefore, not reflected in the table.

(2) Retroactively adjusted for the 3% stock dividends described in Note K to the Consolidated Financial Statements.

(3) For 1996, 1995 and 1994, represents for each of the Named Executive Officers the amounts contributed by the Company under the Profit- Sharing Plan and, as matching contributions, under the companion 401(k) Plan.

OPTION GRANTS TABLE

     The Company did not grant any stock options or stock appreciation rights to the Named Executive Officers during 1996.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning all exercises of stock options during 1996 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                             Number of
                                             Securities     Value of
                                             Underlying    Unexercised
                                            Unexercised    In-the-Money
                                             Options at     Options at
                                            June 1, 1996   June 1, 1996
                                                (#)          ($) (1)
                                            ------------    -----------

                      Shares       Value   Exercisable/   Exercisable/
                   Acquired on   Realized  Unexercisable  Unexercisable
      Name         Exercise (#)     ($)         (2)            (2)
      ----         -----------   --------  -------------  -------------

Howard S. Stern...     None        None       74,263/        $651,485/
                                               None            None

Daniel R. Martin..     None        None      183,246/      $1,462,783/
                                               None            None

George P. Carden..     None        None       37,322/        $319,273/
                                               None            None

Arthur L. Zimmet..     None        None       47,963/        $411,263/
                                               None            None

Eamonn P. Hobbs...     None        None       37,322/        $319,273/
                                               None            None

- ---------------

(1) Options are "in-the-money" if on June 1, 1996, the market price of the stock exceeded the exercise price of such options. At June 1, 1996, the closing price of the Company's Class A and Class B Common Stock was $14.13 and $13.25, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 1, 1996 and the aggregate exercise price of such options.

(2) Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

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

EMPLOYMENT CONTRACT

     During 1994, the Company entered into an employment contract with Howard S. Stern. This employment contract is for a term of eight years at an annual compensation of $250,000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information, as of August 5, 1996, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

 Name and Address of                  Shares             Percent of
  Beneficial Owner              Beneficially Owned         Class
  ----------------              ------------------         -----

Howard S. Stern,................     956,412                23.7
Chairman of the Board,
Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers and estate......     928,806                23.0
of Phillip H. Meyers, M.D.,
former officer and director
401 Emerald Street
New Orleans, LA  70124

Wellington Management Company,..     219,258                 5.4
75 State Street
Boston, MA  02109

     The following table sets forth information, as of August 5, 1996, as to the beneficial ownership of the Company's voting Class A and non-voting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                 Class A               Class B
                          ----------------------  ---------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (2)    Class
  ----------------           ---------    -----     ---------    -----

Howard S. Stern,...........   956,412      23.7    1,228,213      23.2
Chairman of the Board,
Director

Daniel R. Martin,..........    23,882        *       175,119       3.3
President, Chief Executive
Officer, Director

Arthur L. Zimmet,..........    28,750        *        83,925       1.6
Senior Vice President

Robert M. Topol,...........    26,313        *        59,321       1.1
Director

                                 Class A               Class B
                          ----------------------  ---------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (2)    Class
  ----------------           ---------    -----     ---------    -----

Paul S. Echenberg,.........     3,313        *        69,348       1.3
Chairman of the Board of
E-Z-EM Canada, Director

Irwin H. Nadel,............    27,313        *        36,647        *
Director

James L. Katz,.............     3,338        *        49,806        *
Director

George P. Carden,..........     6,725        *        45,596        *
Senior Vice President and
General Manager

Donald A. Meyer,...........    20,492        *        29,420        *
Director

Eamonn P. Hobbs,...........        50        *        37,380        *
Vice President

Michael A. Davis, M.D.,....      None        *        35,632        *
Medical Director, Director

All directors and executive
  officers as a group (21
  persons)................. 2,028,178 (3)  27.0    3,246,487 (4)  34.7
- ---------------

 *  Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 5, 1996 as follows: Daniel R. Martin (16,882), Robert M. Topol (2,813), Paul S. Echenberg (2,813), Irwin H. Nadel (2,813), James L. Katz (2,813) and Donald
    A. Meyer (2,813).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 5, 1996 as follows: Howard S. Stern (74,263), Daniel R. Martin (166,364), Arthur L. Zimmet (47,963), Robert M. Topol (36,898), Paul S. Echenberg (68,725), Irwin
    H. Nadel (5,998), James L. Katz (48,125),  George P. Carden (37,322), Donald
    A. Meyer (5,998), Eamonn P. Hobbs (37,322) and Michael A. Davis, M.D. (34,632).

(3) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 5, 1996 totalling 30,947 shares.

(4) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 5, 1996 totalling 789,074 shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A major facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Betty S. Meyers, a principal shareholder, 4% by other employees of the Company and 44% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, were $142,537 during 1996. The lease term expired in June 1996 and is currently being extended on a month-to-month basis.

     The Company has engaged Paul S. Echenberg, a director of the Company, both as a consultant and employee. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $319,000 during 1996. In connection with the sale of SDI in November 1995, Mr. Echenberg resigned as a director of SDI and received an investment banker's fee of $905,000, a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI. The Company has an investment in an entity in which Mr. Echenberg serves as a director.

     In connection with the sale of SDI, Arthur L. Zimmet resigned as a director of SDI and received a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

     The Company has engaged James L. Katz, a director of the Company, for consulting services. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $99,000 during 1996.

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $97,000 during 1996.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   PAGE

(a)  l.  FINANCIAL STATEMENTS

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in
Part IV of this report:

     Report of Independent Certified Public Accountants             37

     Consolidated balance sheets - June 1, 1996 and
          June 3, 1995                                              38

     Consolidated  statements of earnings - fifty-two  weeks ended June 1, 1996, fifty-three weeks ended June 3, 1995 and fifty-two weeks ended May 28,
          1994                                                      40

     Consolidated  statements of  stockholders'  equity - fifty-two  weeks ended
          June 1, 1996, fifty-three weeks ended June 3, 1995 and fifty-two weeks
          ended May 28, 1994                                        41

     Consolidated statements of cash flows - fifty-two weeks ended June 1, 1996, fifty-three  ended June 3, 1995
           and fifty-two weeks ended May 28, 1994                   42

     Notes to consolidated financial statements                     44

(a)  2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                67

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.  EXHIBITS

      3(i)  Restated certificate of incorporation, as amended       (a)

      3(ii) Amended Bylaws                                          (b)

     10(a)  Agreement and Plan of Merger dated November 7, 1995 among United States Surgical Corporation, USSC
            Acquisition Corporation, Surgical Dynamics Inc.,
            and E-Z-EM, Inc. and Calmed Laboratories, Inc.
            and E-Z-SUB, Inc.                                       (c)

     10(b)  1983 Stock Option Plan                                  (d)

     10(c)  1984 Directors and Consultants Stock Option Plan        (e)

                                                                   PAGE

     10(d)  Income Deferral Program                                 (f)

     13     Annual report to security holders                       (g)

     21     Subsidiaries of the Company                             68

     22     Proxy statement to security holders                     (g)

     23     Consent of Independent Certified Public Accountants     69

     27     Financial Data Schedule                                 70

     99     Report of Independent Certified Public Accountants
                 Other than Principal Accountants                   71
- ---------------

          (a) Incorporated by reference to Exhibit 3(i) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

          (b) Incorporated by reference to Exhibit 3(ii) of the Company's annual report filed on Form 10-K for the fiscal year ended May 28, 1994

          (c) Incorporated by reference to Exhibit 10 of the Company's current report filed on Form 8-K/A dated November 22, 1995

          (d) Incorporated by reference to Exhibit 10(a) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

          (e) Incorporated by reference to Exhibit 10(b) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

          (f) Incorporated by reference to Exhibit 10(c) of the Company's annual report filed on Form 10-K for the fiscal year ended May 29, 1993

          (g) To be filed on a subsequent date

(b)  1.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended June 1, 1996.

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

                                      E-Z-EM, Inc.
                                      ---------------------------------
                                      (Registrant)


Date  August 28, 1996                 /s/ Howard S. Stern
                                      --------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  August 28, 1996                 /s/ Howard S. Stern
                                      --------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, Director


Date  August 28, 1996                 /s/ Daniel R. Martin
                                      --------------------------------
                                      Daniel R. Martin, President,
                                      Chief Executive Officer, Director


Date  August 28, 1996                 /s/ Dennis J. Curtin
                                      --------------------------------
                                      Dennis J. Curtin, Vice President-
                                      Chief Financial Officer


Date  August 27, 1996                 /s/ Michael A. Davis
                                      --------------------------------
                                      Michael A. Davis, Director


Date  August 27, 1996                 /s/ James L. Katz
                                      --------------------------------
                                      James L. Katz, Director


Date  August 24, 1996                 /s/ Donald A. Meyer
                                      --------------------------------
                                      Donald A. Meyer, Director


Date  August 24, 1996                 /s/ Irwin H. Nadel
                                      --------------------------------
                                      Irwin H. Nadel, Director


Date  August 27, 1996                 /s/ Robert M. Topol
                                      --------------------------------
                                      Robert M. Topol, Director

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of June 1, 1996 and June 3, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the fifty-two weeks ended June 1, 1996, the fifty-three weeks ended June 3, 1995 and the fifty-two weeks ended May 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting approximately 16% in 1996 and 20% in 1995 and net sales constituting approximately 12% in 1996, 13% in 1995 and 15% in 1994 of the related consolidated totals. We also did not audit the financial statements of a certain subsidiary for the fifty-two weeks ended May 28, 1994, for which the results of operations have been classified as a discontinued operation for all periods presented. Those statements were audited by other auditors, whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 1, 1996 and June 3, 1995, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended June 1, 1996, the fifty-three weeks ended June 3, 1995 and the fifty-two weeks ended May 28, 1994, in conformity with generally accepted accounting principles.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                     /s/ GRANT THORNTON LLP
                                     ----------------------
                                     GRANT THORNTON LLP
                                     Certified Public Accountants


Melville, New York
August 8, 1996

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                  June 1,      June 3,
          ASSETS                                   1996         1995
                                                  -------      --------

CURRENT ASSETS
  Cash and cash equivalents                      $ 3,363      $ 3,962
  Debt and equity securities                      20,247          485
  Accounts receivable, principally
    trade, net of allowance for
    doubtful accounts of $527 in
    1996 and $465 in 1995                         16,152       17,354
  Inventories                                     23,708       22,752
  Other current assets                             2,936        2,602
                                                   -----        -----
      Total current assets                        66,406       47,155

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                    21,823       20,864

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  amortization of $411 in 1996 and
  $354 in 1995                                       558          633

INTANGIBLE ASSETS, less accumulated
  amortization of $345 in 1996 and
  $492 in 1995                                       767          463

DEBT AND EQUITY SECURITIES                         3,647        4,352

OTHER ASSETS                                       2,836        2,628
                                                 -------      -------

                                                 $96,037      $76,095
                                                  ======       ======



The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)


                                                  June 1,      June 3,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1996         1995
                                                  ------       -------

CURRENT LIABILITIES
  Notes payable                                  $   979      $ 1,021
  Current maturities of long-term debt               268          208
  Accounts payable                                 5,095        6,713
  Accrued liabilities                              6,218        5,559
  Accrued income taxes                               338          400
                                                  ------       ------

      Total current liabilities                   12,898       13,901

LONG-TERM DEBT, less current maturities              680        1,114

OTHER NONCURRENT LIABILITIES                       1,856        1,805

MINORITY INTEREST IN SUBSIDIARY                                 1,385

COMMITMENTS AND CONTINGENCIES                     ------       ------

      Total liabilities                           15,434       18,205
                                                  ------       ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share -
    authorized, 1,000,000 shares; issued, none        -            -
  Common stock
    Class A (voting),  par value $.10 per
      share - authorized,  6,000,000 shares;
      issued and outstanding, 4,035,346 shares
      in 1996 and 4,032,532 shares in 1995           403          403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding, 5,199,615
      shares in 1996 and 4,785,462 shares
      in 1995                                        520          479
  Additional paid-in capital                      15,165       11,570
  Retained earnings                               63,347       44,953
  Unrealized holding gain on debt and equity
    securities                                     2,360        1,786
  Cumulative translation adjustments              (1,192)      (1,301)
                                                 -------      --------

      Total stockholders' equity                  80,603       57,890
                                                 -------      -------

                                                 $96,037      $76,095
                                                  ======       ======


The accompanying notes are an integral part of these statements.

                       E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)

                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995*       1994*
                                        -------     -------     --------

Net sales                              $91,932     $88,526     $85,645

Cost of goods sold                      55,518      51,845      52,028
                                        ------      ------      ------
      Gross profit                      36,414      36,681      33,617
                                        ------      ------      ------
Operating expenses
  Selling and administrative            30,134      27,767      25,520
  Research and development               5,323       6,077       6,897
                                         -----       -----       -----

    Total operating expenses            35,457      33,844      32,417
                                        ------      ------      ------
      Operating profit                     957       2,837       1,200

Other income (expense)
  Interest income                          735         551         429
  Interest expense                        (264)       (286)       (386)
  Other, net                               512         457         285
                                        -------     -------      ------

      Earnings from continuing
        operations before income taxes   1,940       3,559       1,528

Income tax provision                       243       1,086       1,149
                                        ------       -----       -----
      Earnings from continuing
        operations                       1,697       2,473         379

Discontinued operation:
  Losses from operations, net of
    income tax provision (benefit)
    of $10, $142 and $(261) in 1996,
    1995 and 1994, respectively           (209)       (843)       (102)
  Gain on sale, net of income tax
    provision of $6,019                 19,520
                                        -----       ------       -----

      NET EARNINGS                     $21,008     $ 1,630     $   277
                                        ======       =====       =====
Earnings from continuing operations
  per common share
    Primary and fully diluted          $   .17     $   .27     $   .04
                                         =====       =====       =====
Earnings per common share
  Primary                              $  2.16     $   .18     $   .03
                                         =====       =====       =====
  Fully diluted                        $  2.14     $   .18     $   .03
                                         =====       =====       =====
* Reclassified to reflect the discontinued operation.
The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Fifty-two weeks ended June 1, 1996, fifty-three weeks ended
               June 3, 1995 and fifty-two weeks ended May 28, 1994
                        (in thousands, except share data)


                                                                                           Unrealized
                                   Class A            Class B                             holding gain
                                 common stock       common stock    Additional              on debt     Cumulative
                                ---------------    ---------------   paid-in    Retained   and equity   translation
                                Shares   Amount    Shares   Amount   capital    earnings   securities   adjustments   Total
                                ------   ------    -------  ------  ----------  --------   ----------   -----------  ------

Balance at May 29, 1993       4,032,533   $403   4,275,175   $428    $ 9,248    $45,399      $  -       $  (477)     $55,001

Issuance of stock                    (1)             4,479                22                                              22
3% common stock dividend                           249,026     25      1,235     (1,262)                                  (2)
Net earnings                                                                        277                                  277
Foreign currency translation
  adjustments                                                                                            (1,029)      (1,029)
                              ---------    ---   ---------    ---     ------     ------      ------      -------      -------
Balance at May 28, 1994       4,032,532    403   4,528,680    453     10,505     44,414         -        (1,506)      54,269

Unrealized holding gain on
  debt and equity securities
  at May 29, 1994                                                                             3,531                    3,531
Issuance of stock                                      270                 1                                               1
3% common stock dividend                           256,512     26      1,064     (1,091)                                  (1)
Net earnings                                                                      1,630                                1,630
Unrealized holding loss on
  debt and equity securities                                                                 (1,745)                  (1,745)
Foreign currency translation
  adjustments                                                                                               205          205
                              ---------    ---   ---------    ---     ------     ------      ------      -------      -------
Balance at June 3, 1995       4,032,532    403   4,785,462    479     11,570     44,953       1,786      (1,301)      57,890

Exercise of stock options         2,813            145,369     14      1,005                                           1,019
Issuance of stock                     1                933                 5                                               5
3% common stock dividend                           267,851     27      2,585     (2,614)                                  (2)
Net earnings                                                                     21,008                               21,008
Unrealized holding gain on
  debt and equity securities                                                                    574                      574
Foreign currency translation
  adjustments                                                                                               109          109
                              ---------    ---   ---------    ---     ------     ------      ------      -------      -------
Balance at June 1, 1996       4,035,346   $403   5,199,615   $520    $15,165    $63,347      $2,360     $(1,192)     $80,603
                              =========    ===   =========    ===     ======     ======       =====       =====       ======

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995        1994
                                        -------     -------     -------

Cash flows from operating activities:
  Net earnings                         $21,008      $1,630      $  277
  Adjustments to reconcile net
    earnings to net cash (used in)
    provided by operating activities
      Depreciation and amortization      2,552       2,800       2,728
      Gain on disposal of business     (25,539)
      Gain on sale of assets              (193)
      Gain on sale of investments                                  (24)
      Minority share of subsidiary's
        operations                        (200)       (810)        (97)
      Deferred income taxes                 60         282         (61)
      Changes in operating assets
        and liabilities, net of
        disposition
          Accounts receivable             (731)        233      (1,077)
          Inventories                   (3,123)     (3,833)      1,637
          Other current assets            (446)       (305)        372
          Other assets                    (754)        128        (116)
          Accounts payable                (312)      2,319         616
          Accrued liabilities              905         312        (960)
          Accrued income taxes              22        (107)       (309)
          Other noncurrent liabilities     168         190          36
                                        ------       ------      ------
            Net cash (used in) provided
              by operating activities   (6,583)*     2,839       3,022
                                        --------     -----       -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                      (4,231)     (4,812)     (2,175)
  Proceeds from disposal of business,
    net of cash sold                    26,785
  Proceeds from sale of assets             485
  (Increase) decrease in debt and
    equity securities                  (18,162)        (25)         57
                                       --------      ------      -----

      Net cash provided by (used in)
        investing activities             4,877      (4,837)     (2,118)
                                        ------      -------     -------


* Includes income taxes paid on the disposition of Surgical Dynamics Inc. of approximately $6,019.

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                             (in thousands)


                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995        1994
                                        -------     -------     -------

Cash flows from financing activities:
  Proceeds from issuance of debt       $ 1,121      $1,686      $  892
  Repayments of debt                      (910)     (3,374)     (1,254)
  Proceeds from issuance of loan
    by minority shareholder                238         258
  Proceeds from exercise of stock
    options                              1,019
  Issuance of stock in connection with
    the stock purchase plan                  5           1          22
                                         -----       -----       -----

      Net cash provided by (used in)
        financing activities             1,473      (1,429)       (340)
                                         -----      -------      ------

Effect of exchange rate changes on
  cash and cash equivalents               (366)        538        (767)
                                         ------      -----       ------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                       (599)     (2,889)       (203)

Cash and cash equivalents
  Beginning of year                      3,962       6,851       7,054
                                         -----       -----       -----
  End of year                           $3,363      $3,962      $6,851
                                         =====       =====       =====

Supplemental disclosures of cash flow
 information:
    Cash paid during the year for:
        Interest                        $  136      $  201      $  360
                                         =====       =====       =====
        Income taxes (net of $508,
          $449 and $263 in refunds
          in 1996, 1995 and 1994,
          respectively)                 $6,319      $  674      $1,050
                                         =====       =====       =====

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The summary of  significant  accounting  policies is  presented  to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

  BASIS OF CONSOLIDATION

  The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries, as well as the accounts of Surgical Dynamics Inc. ("SDI"), a 51%-owned subsidiary prior to its sale in November 1995 (the "Company"). SDI has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for all periods presented in the accompanying consolidated statements of earnings. The discontinued operation has not been segregated in the accompanying statements of consolidated cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of earnings. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect physical abnormalities and diseases.

  Operations outside the U.S. are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary manufacturing products located in Puerto Rico; a subsidiary manufacturing and marketing products located in Japan; a subsidiary promoting and distributing products located in Holland; and a subsidiary promoting and distributing products located in the United Kingdom.

  FISCAL YEAR

  The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal year 1996 ended on June 1, 1996 for a reporting period of fifty-two weeks, fiscal year 1995 ended on June 3, 1995 for a reporting period of fifty-three weeks and fiscal year 1994 ended on May 28, 1994 for a reporting period of fifty-two weeks.

  CASH AND CASH EQUIVALENTS

  The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are certificates of

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    deposit and Eurodollar investments of $1,796,000 and $1,133,000 at June 1, 1996 and June 3, 1995, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $1,101,000 and $1,695,000 at June 1, 1996 and June 3, 1995, respectively.

  DEBT AND EQUITY SECURITIES

  Effective  in  fiscal  1995,  the  Company  adopted   Statement  of  Financial
    Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with the provisions of SFAS 115, this Statement was not applied retroactively to financial statements prior to fiscal 1995.

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

  PROPERTY, PLANT AND EQUIPMENT

  Property,   plant  and  equipment  are  stated  at  cost,   less   accumulated
    depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense from continuing operations was $2,308,000, $2,273,000 and $2,230,000 in 1996, 1995 and 1994, respectively.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

  The excess cost is being amortized on a straight-line basis over 5 and 40 year periods. On an ongoing basis, management reviews the valuation and amortization of this asset to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related asset. Amortization from continuing operations was $73,000, $70,000 and $65,000 in 1996, 1995 and 1994, respectively.

  INTANGIBLE ASSETS

  Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from five to fifteen and one-half years. Amortization from continuing operations was $47,000, $44,000 and $41,000 in 1996, 1995 and 1994, respectively.

  In March 1995, the Financial  Accounting Standards  Board issued  Statement of
    Financial Accounting Standards No. 121 ("SFAS 121") that established accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. In accordance with SFAS 121, it is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles and adjust the carrying value accordingly. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. Accordingly, the adoption of SFAS 121 is not expected to have a significant effect on the consolidated financial statements of the Company.

  INCOME TAXES

  Inaccordance  with  Statement  of  Financial  Accounting  Standards  No.  109,
    "Accounting for Income Taxes" ("SFAS 109"), deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

  EARNINGS PER COMMON SHARE

  Primary and fully diluted earnings per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are included in both the primary and fully diluted calculations for 1996, 1995 and 1994.

  The weighted average number of common shares used was:

                                     1996         1995         1994
                                     ----         ----         ----

    Primary                       9,723,626    9,087,678    9,081,038
    Fully diluted                 9,832,676    9,092,403    9,081,084

  The weighted average number of common shares and the per share amounts for all periods presented have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note K.

  STOCK-BASED COMPENSATION

  Adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is required for fiscal years beginning after December 15, 1995 and allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB No. 25 "Accounting for Stock Issued to Employees" or the new "fair value" method contained in SFAS 123. The Company intends to implement SFAS 123 in fiscal 1997 by continuing to account for stock-based compensation under the guidelines of APB No. 25. As required by SFAS 123, the pro forma effects on net earnings and earnings per common share will be determined as if the fair value based method had been applied and disclosed in the notes to the consolidated financial statements.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year amounts to conform to the 1996 presentation.


NOTE B - DISCONTINUED OPERATION

  On November 22, 1995 (the "Closing Date"), E-Z-EM, Inc. completed the sale of all of the capital stock of SDI held by E-Z-EM, Inc. through its subsidiary, E-Z-SUB, Inc., (collectively, the "Company") to United States Surgical Corporation ("USSC") pursuant to the terms of an Agreement and Plan of Merger Agreement dated November 7, 1995 (the "Merger Agreement") by and among USSC, USSC Acquisition Corporation, SDI, CalMed Laboratories, Inc. ("CalMed") and the Company. As of the Closing Date, the Company owned 51% (approximately 47% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI and CalMed, a company not affiliated with E-Z-EM, Inc., owned 49% (approximately 45% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI. The aggregate consideration paid for SDI was $59,900,000 in cash, which amount included repayment by USSC of $200,000 of loans owed by SDI to its shareholders. After closing costs and payments made to option holders, the Company received, at closing, cash proceeds of $27,073,000 for the sale of its interest in SDI. In addition, $510,000 of the consideration payable to the Company is being held back by USSC as a nonexclusive source of indemnification for breaches of representations and warranties, and to the extent not drawn upon, will be repaid to the Company two years after the Closing Date. As a result of this sale, the Company recognized a gain, pretax, of approximately $25,539,000, after-tax of approximately $19,520,000, or $2.01 per common share on a primary basis. The effective tax rate of 24% on the gain on the sale of SDI differs from the Federal statutory tax rate of 35% due primarily to the utilization of previously unrecorded tax loss and tax credit carryforwards.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE B - DISCONTINUED OPERATION (continued)

  SDI is a manufacturer of minimally invasive surgical devices for the spine, including the NucleotomeTM for use in percutaneous diskectomy and the Ray Threaded Fusion CageTM spine implants for use in interbody fusions.

  SDI has been reported as a discontinued  operation and, accordingly,  the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for all periods presented in the accompanying consolidated statements of earnings. Revenues attributable to the SDI operations were approximately $3,475,000 for the period June 4, 1995 through November 22, 1995 and $9,071,000 and $8,478,000 for the fiscal years ended June 3, 1995 and May 28, 1994. Changes in operating assets and liabilities reflected in the consolidated statements of cash flows include amounts pertaining to the operations of SDI.

NOTE C - DEBT AND EQUITY SECURITIES

  Debt and equity securities at June 1, 1996 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value      gain (loss)
                                    ---------     ------     -----------
                                              (in thousands)
    CURRENT

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Debt securities           $19,787      $19,776       $  (11)
          Equity securities             398          376          (13)
          Other                          95           95
                                     ------      -------       -------
                                    $20,280      $20,247       $  (24)
                                     ======       ======        ======

    NONCURRENT

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities          $1,675       $3,646       $1,971
          Other                           1            1
                                     ------       ------       ------
                                     $1,676       $3,647       $1,971
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE C - DEBT AND EQUITY SECURITIES (continued)

  Debt and equity securities at June 3, 1995 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value      gain (loss)
                                    ---------     -----      -----------
                                              (in thousands)
    CURRENT

      Held-to-maturity securities
        (carried on the balance
        sheet at amortized cost)
          Debt securities            $   75       $   75
                                      -----        -----
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities             398          357       $  (31)
          Other                          53           53
                                      -----        -----        ------
                                        451          410          (31)
                                      -----        -----        ------
                                     $  526       $  485       $  (31)
                                      =====        =====        =====

    NONCURRENT

      Held-to-maturity securities
        (carried on the balance
        sheet at amortized cost)
          Debt securities with
            maturities after one
            year through five years  $1,593       $1,605
                                     ------       -------

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities           1,670        2,758       $1,088
          Other                           1            1
                                      -----        -----        -----
                                      1,671        2,759        1,088
                                      -----        -----        -----
                                     $3,264       $4,364       $1,088
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE D - INVENTORIES

  Inventories consist of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Finished goods                               $13,157      $11,856
    Work in process                                1,159        2,214
    Raw materials                                  9,392        8,682
                                                  ------       -------
                                                 $23,708      $22,752
                                                  ======       ======

NOTE E - PROPERTY, PLANT AND EQUIPMENT, AT COST

  Property, plant and equipment are summarized as follows:

                                   Estimated
                                    useful        June 1,      June 3,
                                     lives         1996         1995
                                   ---------      -------      -------
                                                     (in thousands)

    Building and building
      improvements              10 to 39 years   $11,661      $11,176
    Machinery and equipment      2 to 10 years    24,008       23,897
    Leasehold improvements       Term of lease     1,568        1,816
                                                  ------       ------
                                                  37,237       36,889
    Less accumulated depreciation
      and amortization                            18,903       19,709
                                                  ------       ------

                                                  18,334       17,180
    Land                                           3,489        3,684
                                                  ------       ------
                                                 $21,823      $20,864
                                                  ======       ======

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE F - INCOME TAXES

  Income tax expense (benefit) from continuing operations analyzed by category and by income statement classification is summarized as follows:

                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)
    Current
      Federal                        $  413       $    1       $    1
      State and local                    31           60           59
      Foreign                          (261)         877        1,015
                                      ------       -----        ------

        Subtotal                        183          938        1,075

    Deferred                             60          148           74
                                      -----        -----        -----
        Total                        $  243       $1,086       $1,149
                                      =====        =====        =====

  Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)
    Deferred tax assets
      Difference between book and tax basis
        in investment sold to Canadian
        subsidiary                                $1,137       $1,137
      Tax credit carryforwards                       638        1,295
      Tax operating loss carryforwards               372        3,767
      Capital loss carryforwards                                  453
      Alternative minimum tax ("AMT")
        credit carryforward                                       165
      Expenses incurred not currently
        deductible                                 1,191        1,455
      Unrealized investment losses                   722          877
      Deferred compensation costs                    547          487
      Inventories                                    291          243
      Other                                           89           67
                                                   -----        -----
        Gross deferred tax asset                   4,987        9,946
                                                   -----        -----

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE F - INCOME TAXES (continued)

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)
    Deferred tax liabilities
      Excess tax over book depreciation           $1,074       $  914
      Unrealized investment gains                    305          144
      Tax on unremitted profits of Puerto
        Rican subsidiary                              67          145
      Other                                           86          109
                                                   -----        -----

        Gross deferred tax liability               1,532        1,312

    Valuation allowance                           (3,040)      (7,861)
                                                  -------      -------
        Net deferred tax asset                    $  415       $  773
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

  During 1996, the Company utilized tax operating and capital losses, tax credit and AMT credit carryforwards of approximately $8,279,000, $596,000 and $121,000, respectively, in connection with the sale of SDI described in Note B.

  If not utilized, the tax operating loss carryforwards will expire in various amounts over the years 1997 through 2010. The tax credit carryforwards will expire in various amounts over the years 1997 through 2003.

  Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rico subsidiary, which are expected to be distributed at some time in the future.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE F - INCOME TAXES (continued)

  At June 1,  1996,  undistributed  earnings  of  certain  foreign  subsidiaries aggregated $13,339,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practical to estimate the amount of U.S. tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as
    credits  against  a  U.S.  tax  liability,   if  any,   subject  to  certain
    limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $667,000. Under the provisions of the Omnibus Budget Reconciliation Act of 1993, undistributed earnings of foreign subsidiaries may be taxable in certain situations for fiscal years beginning after September 30, 1993.

  Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

      Current - Accrued income taxes               $(118)       $(220)
      Noncurrent - Other assets                      533          993
                                                     ---          ---
        Net deferred tax asset                     $ 415        $ 773
                                                     ===          ===

  Earnings (loss) from continuing operations before income taxes for U.S. and international operations consist of the following:

                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)

      U.S.                           $2,280       $  805      $(1,563)
      International                    (340)       2,754        3,091
                                      -----       ------      -------

                                     $1,940       $3,559      $ 1,528
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE F - INCOME TAXES (continued)

  The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings from continuing operations before income taxes for the following reasons:

                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)

    Income tax provision               $243       $1,086       $1,149
    Effect of:
      State income taxes, net of
        Federal tax benefit             (21)         (22)         (19)
      Research and development credit    95           24           11
      Earnings of the Puerto Rico
        subsidiary, net of Puerto
        Rico Corporate tax and
        Tollgate tax                    348          373          367
      Earnings of the Foreign Sales
        Corporation                      16
      Tax-exempt portion of
        investment income               137            7           13
      Nondeductible expenses           (251)        (138)         (53)
      Losses of entities generating
        no current tax benefit          (79)         (83)      (1,034)
      Utilization of tax operating
        and capital loss
        carryforwards                    61                        50
      Change in valuation allowance      74
      Other                              56          (37)          36
                                        ---        -----        -----

    Income tax provision at
      statutory tax rate of 35% in
      1996 and 34% in 1995 and 1994    $679       $1,210       $  520
                                        ===        =====        =====

  The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

  The U.S. Federal income tax returns of the Company through May 30, 1992 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE G - DEBT

  Short-term debt consists of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Japanese bank
      2.63% note (1)                                $462
      4.00% note (1)                                           $  607
    Bank, lines of credit
      6.5% (2)                                       287
      10.75%                                                      150
    Other financial institutions
      6.12% note, unsecured                          230
      6.37% note, unsecured                                       264
                                                    ----       ------
                                                    $979       $1,021
                                                     ===        =====

  Long-term debt consists of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Japanese bank loans, due December 1998
      through March 2001, 1.45% to 4.10% (1)        $948       $1,277
    Obligations under capital leases                               45
                                                     ---        -----

                                                     948        1,322
    Less current maturities                          268          208
                                                     ---        -----

                                                    $680       $1,114
                                                     ===        =====

  (1) Collateralized by property, plant and equipment having a net carrying value of $1,900,000 at June 1, 1996.

  (2) The  Company's  Canadian   subsidiary  has  available  $730,600  (Canadian
      $1,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and expires on September 30, 1996.

  The Company has available $4,000,000 under an unsecured line of credit with a bank, which expires on November 30, 1996. At June 1, 1996, no amounts were outstanding under this line of credit.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE G - DEBT (continued)

  The Company believes that the carrying amount of its debt approximates the fair value as the variable interest rates approximate current prevailing interest rates.

  During 1996 and 1995, the weighted average interest rates on short-term debt were 5.93% and 5.48%, respectively.

NOTE H - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Payroll and related expenses                  $3,146       $3,341
    Accrued sales rebates                          1,040          370
    Accrued lease settlement (Note J)                510          600
    Other                                          1,522        1,248
                                                  ------       -------
                                                  $6,218       $5,559
                                                  ======       ======

NOTE I - RETIREMENT PLANS

  E-Z-EM,  Inc. and certain  domestic  subsidiaries  ("E-Z-EM")  provide pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 1996, 1995 and 1994, profit-sharing contributions were $468,000, $464,000 and $457,000, respectively, and 401(k) matching contributions were $316,000, $292,000 and $274,000, respectively.

  E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through a Defined Contribution Plan. In 1996, 1995 and 1994, contributions were $45,000, $53,000 and $88,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE J - COMMITMENTS AND CONTINGENCIES

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

  Pursuant  to  a  contractual   agreement  with  Picker   International,   Inc.
    ("Picker"), the Company assumed the defense of a lawsuit in which Picker, along with multiple other named defendants, had been sued for injuries alleged to have resulted from the use of protective aprons. The plaintiff has recently abandoned this action.

  The  Company  has  been  sued  by  Olympia  Holding  Corporation  p/k/a  P-I-E
    Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the U.S. Bankruptcy Court for the Middle District of Florida. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds-recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.

  During 1993,  SDI's lease  agreement  on the Alameda,  California,  office and production facilities was prematurely terminated by SDI, a former 51%-owned subsidiary of the Company. In 1993, SDI accrued $600,000 for the estimated settlement of the lease commitment. Pursuant to the terms of the Merger Agreement described in Note B, the $600,000 liability was assumed by USSC (the purchaser of SDI), and the Company and the previous minority shareholder of SDI assumed any liability in excess of $600,000 in connection with the lease termination. The dispute was settled in July 1996 for $1,600,000, of which the Company was liable for $510,000, or 51% of the $1,000,000 excess. Such amount is included in accrued liabilities at June 1, 1996.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

  During March 1994, the Company began recalling its effervescent granules and colon cleansing products due to packaging and formulation problems, which might have resulted in inconsistent product performance over time. The recalls were initiated by the Company's desire to ensure complete product efficacy, as patient safety issues were not involved. The Company recorded a pretax provision in the aggregate amount of $1,546,000 during 1994, with respect to such recalls. During 1995, such recall was completed and the Company reduced this provision by $156,000 based upon the actual results of the recall. Such amounts are reflected in cost of goods sold in the consolidated statements of earnings. These products currently account for less than five percent of the Company's sales volume.

  The Company leases several facilities from related parties. During 1996, 1995 and 1994, aggregate rental costs under all operating leases from continuing operations, which primarily consist of facility rentals, were approximately $1,131,000, $1,041,000 and $1,288,000, respectively, of which approximately $202,000, $205,000 and $198,000 were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 1, 1996, are summarized as follows:

                                             Total     Related party
                                            leases         leases
                                            ------     -------------
                                                (in thousands)

                    1997                    $  759          $ 69
                    1998                       465            25
                    1999                       399
                    2000                       414
                    2001                       429
                    Thereafter               2,531
                                             -----           ---
                                            $4,997          $ 94
                                             =====           ===

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

  The Company has an employment contract with a key executive that provides for a term of eight years. Future annual commitments with respect to this contract at June 1, 1996, are summarized as follows:

                                                      (in thousands)

                    1997                                  $  250
                    1998                                     250
                    1999                                     250
                    2000                                     250
                    2001                                     250
                    2002                                     125
                                                           -----

                                                          $1,375
                                                           =====

NOTE K - COMMON STOCK

  In August 1983, the Company adopted a Stock Option Plan (the "1983 Plan"). The
    1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 1,742,694 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

  In August 1984,  the  Company  adopted a second  Stock  Option Plan (the "1984
    Plan"). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 435,553 shares of the Company's Common Stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1984 Plan terminates in December 2005.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE K - COMMON STOCK (continued)

  On June 1, 1996, options for 640,180 shares were exercisable at prices ranging from $3.88 to $11.33 per share under the 1983 Plan and 185,954 shares were exercisable at prices ranging from $3.88 to $11.38 per share under the 1984 Plan. On June 1, 1996, there remained 207,088 and 103,636 shares available for granting of options under the 1983 and 1984 Plans, respectively.

  The following schedules summarize the changes in stock options for the three fiscal years ended June 1, 1996:

                           1983 Plan                  1984 Plan
                   -------------------------  -------------------------
                   Number of    Option price  Number of    Option price
                    shares       per share     shares       per share
                   ---------    ------------  ---------    ------------

  Outstanding at
    May 29, 1993    806,867  $5.58 to $12.02   133,437  $5.58 to $15.79
  Granted             2,185             4.58     7,957             4.71
  Cancelled        (111,544)  5.58 to  11.33
                  --------------------------   ------------------------
  Outstanding at
    May 28, 1994    697,508   4.58 to  12.02   141,394   4.71 to  15.79
  Granted           968,882   3.88 to   4.48   178,875   3.88 to   4.48
  Cancelled        (394,542)  4.48 to  12.02   (74,793)  5.58 to  15.79
                  --------------------------   ------------------------
  Outstanding at
    June 3, 1995  1,271,848   3.88 to  11.33   245,476   3.88 to  15.03
  Granted            81,612             9.10    52,350   5.83 to  13.25
  Cancelled         (45,111)  4.48 to   9.23    (5,909)           15.03
  Exercised        (145,682)  4.01 to  11.33    (2,500)            4.71
                  --------------------------   ------------------------
  Outstanding at
    June 1, 1996  1,162,667  $3.88 to $11.33   289,417  $3.88 to $13.25
                  ==========================   ========================

  On June 1, 1996, the weighted average exercise price for outstanding options under the 1983 and 1984 Plans was $5.16 and $5.97 per share, respectively.

  Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

  In August  1985, the Company  adopted an  Employee  Stock  Purchase  Plan (the
    "Employee Plan"). The Employee Plan provides for the purchase by employees of Company stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Common Stock may be purchased under the Employee Plan which terminates on September 30, 1998. During 1996, employees purchased 932 shares, at prices ranging from $4.57 to $8.82. Total proceeds received by the Company approximated $5,000.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE K - COMMON STOCK (continued)

  On January 10, 1994, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 11, 1994 to shareholders of record on February 11, 1994. On January 24, 1995, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 16, 1995 to shareholders of record on February 24, 1995. On January 23, 1996, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 15, 1996 to shareholders of record on February 23, 1996. Earnings per common share have been retroactively adjusted to reflect the stock dividends.

NOTE L - OTHER RELATED PARTIES

  A director provided services, both as a consultant and employee, to the Company during 1996, 1995 and 1994. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $319,000, $165,000 and $88,000 during 1996, 1995 and 1994, respectively. In connection with the sale of SDI in November 1995, this director resigned as a director of SDI and received an investment banker's fee of $905,000, a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  In connection with the sale of SDI, an executive officer resigned as a director of SDI and received a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  Two other directors provided consulting services to the Company during 1996, 1995 and 1994. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $196,000, $196,000 and $195,000 during 1996, 1995 and 1994, respectively.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

  The Company is engaged in the manufacture  and  distribution of a wide variety of products which are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X- ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

  In the tables below, operating profit (loss) from continuing operations includes total net sales less operating expenses. Identifiable assets are those associated with industry segment or geographic area operations, excluding loans to or investments in another industry segment or geographic area operation. Intersegment sales and intergeographic sales are not material.

  In 1996, 1995 and 1994, there was one customer to whom sales of Diagnostic products represented 16%, 15% and 16% of total sales, respectively. Approximately 21% and 17% of accounts receivable pertained to this customer at June 1, 1996 and June 3, 1995, respectively.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Industry Segments                   1996         1995*        1994*
  -----------------                  ------       ------       ------
                                              (in thousands)
    Net Sales
      Diagnostic products           $80,936      $81,525      $80,966
      AngioDynamics products         11,696        7,396        5,001
      Eliminations                     (700)        (395)        (322)
                                     -------      -------      -------
    Total Net Sales                 $91,932      $88,526      $85,645
                                     ======       ======       ======

    Operating Profit (Loss)
      Diagnostic products            $2,509       $7,452       $4,658
      AngioDynamics products         (1,536)      (4,603)      (3,468)
      Eliminations                      (16)         (12)          10
                                     -------      -------      -------
    Total Operating Profit           $  957       $2,837       $1,200
                                      =====        =====        =====

    Identifiable Assets
      Diagnostic products           $83,304      $62,585      $59,760
      AngioDynamics products         12,945        8,529        6,911
      Discontinued operation                       5,033        5,162
      Eliminations                     (212)         (52)        (302)
                                     -------      -------      -------
    Total Identifiable Assets       $96,037      $76,095      $71,531
                                     ======       ======       ======

    Depreciation and Amortization
      Diagnostic products            $2,112       $2,110       $1,976
      AngioDynamics products            316          277          360
      Discontinued operation            124          413          392
                                     -------      -------      -------
    Total Depreciation and
      Amortization                   $2,552       $2,800       $2,728
                                      =====        =====        =====

    Capital Expenditures
      Diagnostic products            $3,850       $4,187       $1,330
      AngioDynamics products            370          361          527
      Discontinued operation             11          264          318
                                     -------      -------      -------
    Total Capital Expenditures       $4,231       $4,812       $2,175
                                      =====        =====        =====

* Net sales and operating profit (loss) amounts have been reclassified to reflect the discontinued operation described in Note B.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  GEOGRAPHIC AREAS

    The following  geographic  area data  includes net sales,  operating  profit
      (loss) generated by and assets employed in operations located in each area:

                                      1996         1995*        1994*
                                     ------       ------       ------
                                              (in thousands)
    Net Sales
      U.S. operations               $71,939      $65,073      $63,422
      International operations:
        Canada                       12,254       14,100       14,301
        Other                        13,456       13,763       12,196
      Eliminations                   (5,717)      (4,410)      (4,274)
                                     -------      -------      -------
    Total Net Sales                 $91,932      $88,526      $85,645
                                     ======       ======       ======

    Operating Profit (Loss)
      U.S. operations                $1,084       $  118      $(2,086)
      International operations:
        Canada                         (410)       2,350        3,143
        Other                           225          456          100
      Eliminations                       58          (87)          43
                                      -----        ------      ------
    Total Operating Profit           $  957       $2,837      $ 1,200
                                      =====        =====        =====

    Identifiable Assets
      U.S. operations:
        Continuing operations       $73,604      $47,590      $48,356
        Discontinued operation                     5,033        5,162
      International operations:
        Canada                       15,543       15,816       12,433
        Other                         8,067        8,857        7,731
      Eliminations                   (1,177)      (1,201)      (2,151)
                                     -------      -------      -------
    Total Identifiable Assets       $96,037      $76,095      $71,531
                                     ======       ======       ======

* Net sales and operating profit (loss) amounts have been reclassified to reflect the discontinued operation described in Note B.

                          E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994

NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  The Company's  domestic  export sales by  geographic  area are  summarized  as follows:
                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)

      Europe                         $5,655       $2,605       $1,728
      Other                           3,783        3,421        3,206
                                      -----        -----        -----
                                     $9,438       $6,026       $4,934
                                      =====        =====        =====

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Quarterly results of operations during 1996 and 1995 were as follows:

                                                  1996
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $21,999  $23,005  $21,550  $25,378
    Gross profit                     9,131    9,623    8,209    9,451
    Net earnings                       569   20,087        9      343
    Earnings per common share (1)
      Primary (2)                      .06     2.09      .00      .03
      Fully diluted (2)                .06     2.07      .00      .03

                                                1995 (3)
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $21,545  $21,377  $19,856  $25,748
    Gross profit                     9,379    8,834    7,455   11,013
    Net earnings (loss)              1,050      455   (1,077)   1,202
    Earnings (loss) per common
      share (1)
        Primary and fully diluted      .12      .05     (.12)     .13

  (1) Earnings per common share have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note K.

  (2) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

  (3) Reclassified to reflect the discontinued operation described in Note B.

                          E-Z-EM, Inc. and Subsidiaries

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

     Column A       Column B        Column C         Column D  Column E
     --------       --------        --------         --------  --------
                                    Additions
                              ---------------------
                                 (1)        (2)
                     Balance             Charged to             Balance
                       at     Charged to   other                at end
                    beginning costs and  accounts-  Deductions-   of
    Description     of period  expenses   describe    describe  period
    -----------     ---------  --------   --------    --------  ------

Fifty-two weeks
  ended May 28, 1994

Allowance for
  doubtful accounts..  $353     $149                  $ 96 (a)   $406
                        ===      ===                   ===        ===

Fifty-three weeks
  ended June 3, 1995

Allowance for
  doubtful accounts..  $406     $ 91                  $ 32 (a)   $465
                        ===      ===                   ===        ===

Fifty-two weeks
  ended June 1, 1996

Allowance for
  doubtful accounts..  $465     $176                  $114 (b)   $527
                        ===      ===                   ===        ===

(a) Amounts written off as uncollectible.

(b) Represents amounts written off as uncollectible of $64,000 and an amount deducted in conjunction with the sale of SDI of $50,000.