Form 10-Q
period 1996-08-31
EZ EM INC
filed 1996-10-15
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended August 31, 1996
                                            ---------------

                       Commission file number 0-13003
                                              -------

                                  E-Z-EM, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                          11-1999504
        -------------------------------          -------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


                717 Main Street, Westbury, New York         11590
--------------------------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code (516) 333-8230
                                                          -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes / X /    No /  /

On October 11, 1996, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,264,632 shares of the registrant's Class B Common Stock outstanding.



                                Page 1 of 15
                          Exhibit Index on Page 14

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX



PART 1:  FINANCIAL INFORMATION                                    PAGE

  Item 1.  Financial Statements

    Consolidated Balance Sheets - August 31, 1996 and
      June 1, 1996                                                3 - 4

    Consolidated Statements of Earnings - thirteen weeks
      ended August 31, 1996 and September 2, 1995                   5

    Consolidated Statement of Stockholders' Equity - thirteen
      weeks ended August 31, 1996                                   6

    Consolidated Statements of Cash Flows - thirteen weeks
      ended August 31, 1996 and September 2, 1995                 7 - 8

    Notes to Consolidated Financial Statements                    9 - 10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11 - 13

PART II:  OTHER INFORMATION

  Item 5.  Other Information                                       14

  Item 6.  Exhibits and Reports on Form 8-K                        14

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  August 31,     June 1,
               ASSETS                                1996         1996
                                                     ----         ----
                                                 (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                        $ 2,674      $ 3,363
  Debt and equity securities                        19,426       20,247
  Accounts receivable, principally
    trade, net                                      16,304       16,152
  Inventories                                       25,974       23,708
  Other current assets                               3,163        2,936
                                                    ------       ------
      Total current assets                          67,541       66,406

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      21,761       21,823

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              542          558

INTANGIBLE ASSETS, less accumulated
  amortization                                         750          767

DEBT AND EQUITY SECURITIES                           2,081        3,647

OTHER ASSETS                                         3,474        2,836
                                                   -------      -------
                                                   $96,149      $96,037
                                                   =======      =======



The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                  August 31,     June 1,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1996         1996
                                                    ------       ------
                                                 (unaudited)    (audited)

CURRENT LIABILITIES
  Notes payable                                    $ 1,407      $   979
  Current maturities of long-term debt                 266          268
  Accounts payable                                   5,779        5,095
  Accrued liabilities                                5,411        6,218
  Accrued income taxes                                 506          338
                                                   -------      -------
      Total current liabilities                     13,369       12,898

LONG-TERM DEBT, less current maturities                616          680

OTHER NONCURRENT LIABILITIES                         1,894        1,856

CONTINGENCIES                                       ------       ------

      Total liabilities                             15,879       15,434
                                                    ------       ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -            -
  Common stock
    Class A (voting),  par value $.10 per
      share - authorized,  6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at August 31, 1996 and June 1, 1996              403          403
    Class B (nonvoting), par value $.10 per
      share - authorized,  10,000,000 shares;
      issued and outstanding  5,219,189 shares
      at August 31, 1996 and 5,199,615 shares
      at June 1, 1996                                  522          520
  Additional paid-in capital                        15,303       15,165
  Retained earnings                                 63,860       63,347
  Unrealized holding gain on debt and equity
    securities                                       1,348        2,360
  Cumulative translation adjustments                (1,166)      (1,192)
                                                    -------      -------
      Total stockholders' equity                    80,270       80,603
                                                    -------      -------
                                                   $96,149      $96,037
                                                    ======       ======





The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                  Thirteen weeks ended
                                                  --------------------
                                                  August 31,  September 2,
                                                     1996         1995
                                                     ----         ----

Net sales                                          $23,355      $21,999

Cost of goods sold                                  13,490       12,868
                                                    ------       ------
      Gross profit                                   9,865        9,131
                                                    ------       ------
Operating expenses
  Selling and administrative                         7,835        6,990
  Research and development                           1,523        1,317
                                                    ------       ------
    Total operating expenses                         9,358        8,307
                                                    ------       ------
      Operating profit                                 507          824

Other income (expense)
  Interest income                                      213           59
  Interest expense                                     (61)         (64)
  Other, net                                            50           51
                                                     -----        -----
      Earnings from continuing operations
        before income taxes                            709          870

Income tax provision                                   196          130
                                                     -----        -----
      Earnings from continuing operations              513          740

Discontinued operation:
  Losses from operations, net of income tax
    provision of $1 in 1995                                        (171)
                                                     -----        ------
      NET EARNINGS                                 $   513      $   569
                                                     =====        =====

Earnings from continuing operations per common share
  Primary and fully diluted                        $   .05      $   .08
                                                     =====        =====

Earnings per common share
  Primary and fully diluted                        $   .05      $   .06
                                                     =====        =====

Weighted average common shares
  Primary                                       10,071,568    9,267,075
                                                ==========    =========
  Fully diluted                                 10,071,568    9,473,659
                                                ==========    =========
The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Thirteen weeks ended August 31, 1996
                                   (unaudited)
                        (in thousands, except share data)



                                                                                              Unrealized
                                    Class  A            Class  B                              holding gain
                                   common stock        common stock    Additional             on debt        Cumulative
                                -----------------    ---------------   paid-in     Retained   and equity     translation
                                Shares     Amount    Shares   Amount   capital     earnings   securities     adjustments    Total
                                ------     ------    ------   ------   ----------  --------   ----------     ------------   -----
Balance at June 1, 1996          4,035,346   $403   5,199,615   $520    $15,165    $63,347     $2,360          $(1,192)    $80,603

Exercise of stock options                              19,057      2        133                                                135
Issuance of stock                                         517                 5                                                  5
Net earnings                                                                           513                                     513
Unrealized holding loss on debt
  and equity securities                                                                        (1,012)                      (1,012)
Foreign currency translation
  adjustments                                                                                                       26          26
                                 ---------    ---   ---------    ---     ------     ------     ------            -----     -------
Balance at August 31, 1996       4,035,346   $403   5,219,189   $522    $15,303    $63,860     $1,348          $(1,166)    $80,270
                                 =========    ===   =========    ===     ======     ======     ======            =====     =======




The accompanying notes are an integral part of this financial statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                     Thirteen weeks ended
                                                    -----------------------
                                                    August 31,  September 2,
                                                      1996         1995
                                                      ----         ----

Cash flows from operating activities:
  Net earnings                                      $  513       $  569
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                    690          688
      Loss on sale of investments                       27
      Minority share of subsidiary's
        operations                                                 (164)
      Deferred income taxes                              7           17
      Changes in operating assets and
        liabilities
          Accounts receivable                         (152)       1,165
          Inventories                               (2,266)        (825)
          Other current assets                        (227)         373
          Other assets                                 (97)        (273)
          Accounts payable                             684         (720)
          Accrued liabilities                         (807)        (185)
          Accrued income taxes                         161          103
          Other noncurrent liabilities                  41           40
                                                     -----        -----

            Net cash (used in) provided by
              operating activities                  (1,426)         788
                                                    -------       -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (593)        (961)
  (Increase) decrease in debt and equity
    securities                                         807           (5)
                                                     -----        ------

      Net cash provided by (used in) investing
        activities                                     214         (966)
                                                     -----        ------

Cash flows from financing activities:
  Proceeds from issuance of debt                       750          200
  Repayments of debt                                  (377)        (313)
  Proceeds from issuance of loan by
    minority shareholder                                            231
  Proceeds from exercise of stock options              135          100
  Proceeds from issuance of stock in connection
    with the stock purchase plan                         5            2
                                                     -----        -----

      Net cash provided by financing activities        513          220
                                                     -----        -----

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                     Thirteen weeks ended
                                                    -----------------------
                                                    August 31,  September 2,
                                                      1996         1995
                                                      ----         ----

Effect of exchange rate changes on
  cash and cash equivalents                         $   10       $ (119)
                                                    ------       -------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                   (689)         (77)

Cash and cash equivalents
  Beginning of period                                3,363        3,962
                                                    ------       -------

  End of period                                     $2,674       $3,885
                                                     =====        =====

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                    $   20       $   40
                                                     =====        =====
        Income taxes (net of $12 and $69
          in refunds in 1996 and 1995,
          respectively)                              $  15       $  127
                                                     =====        =====







The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      August 31, 1996 and September 2, 1995
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of August 31, 1996, the consolidated statement of stockholders' equity for the period ended August 31, 1996, and the consolidated statements of earnings and cash flows for the periods ended August 31, 1996 and September 2, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at August 31, 1996 (and for all periods presented) have been made.

  Certain information and footnote  disclosures,  normally included in financial
    statements   prepared  in  accordance  with  generally  accepted  accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1996 Annual Report on Form 10-K filed by the Company on August 30, 1996. The results of operations for the periods ended August 31, 1996 and September 2, 1995 are not necessarily indicative of the operating results for the respective full years.

  The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries, as well as the accounts of Surgical Dynamics Inc. ("SDI"), a 51%-owned subsidiary prior to its sale in November 1995 (the "Company"). SDI has been reported as a discontinued operation and, accordingly, the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for the thirteen weeks ended September 2, 1995 in the accompanying consolidated statements of earnings.


NOTE B - INVENTORIES

  Inventories consist of the following:

                                                  August 31,     June 1,
                                                     1996         1996
                                                    ------       ------
                                                      (in thousands)

    Finished goods                                 $14,267      $13,157
    Work in process                                  1,090        1,159
    Raw materials                                   10,617        9,392
                                                    ------       ------
                                                   $25,974      $23,708
                                                    ======       ======

                          E-Z-EM, Inc. and Subsidiaries

                      August 31, 1996 and September 2, 1995
                                   (unaudited)


NOTE C - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 19,057 shares were exercised at prices ranging from $4.48 to $5.72 per share, options for 2,455 shares were cancelled at prices ranging from $4.48 to $9.10 per share and no options were granted during the thirteen weeks ended August 31, 1996.

  Under the Employee Stock Purchase Plan, 517 shares were purchased at $9.67 per share during the thirteen weeks ended August 31, 1996. Total proceeds received by the Company approximated $5,000.


NOTE D - CONTINGENCIES

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

QUARTERS ENDED AUGUST 31, 1996 AND SEPTEMBER 2, 1995

     The Company's quarters ended August 31, 1996 and September 2, 1995 both represent thirteen weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The Diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which decreased 5% in the quarter, accounted for 80% of sales in the current quarter versus 90% in the comparable period of last year. The AngioDynamics products industry segment includes stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace. AngioDynamics product sales, net of intersegment eliminations, increased 105% in the quarter and represented 20% of sales in the current quarter versus 10% in the comparable period of the prior year.

     Diagnostic segment results for both the current quarter and comparative quarter of last year were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. These costs resulted during the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the third fiscal quarter of the current year, resulting in lower than normal Canadian gross profits. Diagnostic results for the current quarter were also adversely affected by a decline in sales, coupled with increased selling and marketing expenses in the Company's contrast systems business.

     AngioDynamics segment results for the current quarter were positively affected by sales growth of 105%, resulting from domestic and international market penetration and the introduction of the AngioStentTM. The AngioStent, a device used during coronary procedures as a treatment for atherosclerosis, was introduced in the third quarter of the prior year in certain international markets. AngioDynamics contributed operating profits of $419,000 to E-Z-EM's consolidated operations in the current quarter, an improvement of $868,000 as compared to operating losses of $449,000 in the comparable quarter of the prior year. Approximately $200,000 of this improvement is due to the commercialization, in the second quarter of the prior year, of the Company's CO2JECTTM system, which delivers carbon dioxide gas as a replacement for more expensive iodinated contrast media.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended August 31, 1996, the Company reported net earnings of $513,000, or $.05 per common share on both a primary and fully diluted basis, as compared to net earnings of $569,000, or $.06 per common share on both a primary and fully diluted basis, for the comparable period of last year.

     Earnings from continuing operations for the current quarter were $513,000, or $.05 per common share on both a primary and fully diluted basis, as compared to $740,000, or $.08 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for both the current quarter and comparative quarter of last year were adversely impacted by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. Results from continuing operations for the current quarter were also adversely affected by a decline in sales, coupled with increased selling and marketing expenses, in the Company's contrast systems business, partially offset by AngioDynamics sales growth.

     Net sales for the quarter ended August 31, 1996 increased 6%, or $1,356,000, as compared to the quarter ended September 2, 1995. Net sales in the current quarter were favorably affected by increased AngioDynamics sales of $2,358,000 and price increases, which accounted for nearly 1% of sales in the current quarter. The AngioDynamics sales growth was due to domestic and international market penetration and the introduction of the AngioStent. Net sales in the current quarter were adversely affected by a decline in the Company's sales of contrast systems. Net sales in international markets, including direct exports from the U.S., increased 15%, or $1,149,000, in the current quarter versus the comparable period of last year due to increased sales of AngioDynamics products of $1,816,000, partially offset by decreased sales of non-contrast systems of $379,000 and contrast systems of $288,000.

     Gross profit expressed as a percentage of sales was 42% during both the current quarter and the comparable quarter of the prior year. During the current and prior year quarter, gross profit was negatively impacted by unabsorbed overhead costs approximating $719,000 and $670,000, respectively. Such costs were associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

     Selling and administrative ("S&A") expenses were $7,835,000 during the quarter ended August 31, 1996 versus $6,990,000 during the quarter ended September 2, 1995. This increase of $845,000, or 12%, in the current quarter was principally due to increased selling and marketing expenses in the Company's contrast systems business of $384,000 and increased AngioDynamics S&A expenses of $303,000. Investment in new product introductions and marketing initiatives contributed to the increased selling and marketing expenses in both industry segments. The Company realized a gain on the sale of a facility of $143,000 during the quarter ended September 2, 1995 which also affected the quarter-to-quarter comparison.

     Research and development ("R&D") expenditures increased 16% in the current quarter to $1,523,000, or 7% of sales, from $1,317,000, or 6% of sales, in the comparable quarter of the prior year due to increased contrast systems spending. Of the R&D expenditures in the current quarter, approximately 39% relate to contrast systems, 36% to AngioDynamics projects, 4% to immunological projects, 12% to other projects and 9% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, increased $156,000 in the current quarter versus the comparable period of last year due primarily to increased interest income of $154,000, resulting from the investment of proceeds arising from the sale of Surgical Dynamics in the second quarter of the prior year.

     The Company's effective tax rate of 28% during the quarter ended August 31, 1996 differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, tax-exempt interest income, and the utilization of net operating loss carryforwards in a certain jurisdiction. For the quarter ended September 2, 1995, the Company's effective tax rate of 15% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended August 31, 1996, increased inventory levels and capital expenditures were funded primarily by cash reserves. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At August 31, 1996, debt was $2,289,000 as compared to $1,927,000 at June 1, 1996. The Company has available $4,731,000 under two bank lines of credit of which $948,000 was outstanding at August 31, 1996.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscals 1994, 1995 and 1996, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At August 31, 1996, approximately 67% of the Company's assets consist of inventories, debt and equity securities, accounts receivable, and cash and cash equivalents. Inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is
5.05 to 1, with net working capital of $54,172,000 at August 31, 1996, as compared to the current ratio of 5.15 to 1, with net working capital of $53,508,000 at June 1, 1996.

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


ITEM 5.  OTHER INFORMATION

     During September 1996, the Company announced that AngioDynamics, Inc., a wholly-owned subsidiary, will offer up to 20% of its equity to the public. The offering is expected to occur in early 1997 and is expected to be a firm commitment underwriting. The offering will be made only by means of a prospectus.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               PAGE

     (a)  Exhibit 27 - Financial data schedule                           15

     (b) No reports on Form 8-K were filed for the quarter ended August 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          E-Z-EM, Inc.
                                          ------------
                                          (Registrant)




Date   October 11, 1996                   /s/ Daniel R. Martin
       ------------------                -----------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director




Date   October 11, 1996                   /s/ Dennis J. Curtin
       ------------------                -----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer