Form 10-K/A
period 1996-06-01
EZ EM INC
filed 1996-11-22
CIK 727008

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-K/A


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 1, 1996  Commission file number 1-11479
                           -----------                          -------

                             E-Z-EM, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                           11-1999504
      -------------------------------           ----------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

        717 Main Street, Westbury, New York               11590
      ----------------------------------------          ----------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (516) 333-8230

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

                      Yes   /X/         No     / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 5, 1996 was $21,655,000.

On August 5, 1996, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,209,655 shares of the registrant's Class B Common Stock outstanding.

                              Page 1 of 40
                        Exhibit Index on Page 2

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page
                                                                   ----

(a)  l.  FINANCIAL STATEMENTS

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants              5

     Consolidated balance sheets - June 1, 1996 and
          June 3, 1995                                               6

     Consolidated statements of earnings - fifty-two weeks
          ended June 1, 1996, fifty-three weeks ended June 3,
          1995 and fifty-two weeks ended May 28, 1994                8

     Consolidated statements of stockholders' equity - fifty-
          two weeks ended June 1, 1996, fifty-three weeks ended
          June 3, 1995 and fifty-two weeks ended May 28, 1994        9

     Consolidated statements of cash flows - fifty-two weeks
          ended June 1, 1996, fifty-three ended June 3, 1995
          and fifty-two weeks ended May 28, 1994                    10

     Notes to consolidated financial statements                     12

(a)  2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                35

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

     10(b)  1983 Stock Option Plan                                  (d)

     10(c)  1984 Directors and Consultants Stock Option Plan        (e)

                                                                   Page
                                                                   ----

(a)  3.  EXHIBITS (CONTINUED)

     10(d)  Income Deferral Program                                 (f)

     13     Annual report to security holders                       (g)

     21     Subsidiaries of the Company                             36

     22     Proxy statement to security holders                     (g)

     23     Consent of Independent Certified Public Accountants     37

     27     Financial Data Schedule                                 38

     99(a)  Report of Jacques, Davis, Lefaivre & Associes,
            Independent Certified Public Accountants other than
            Principal Accountants                                   39

     99(b)  Report of Price Waterhouse LLP, Independent Certified
            Public Accountants other than Principal Accountants     40

-------------------

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

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      E-Z-EM, Inc.
                                      ---------------------------------
                                      (Registrant)


Date  November 20, 1996               /s/ Dennis J. Curtin
                                      ---------------------------------
                                      Dennis J. Curtin, Vice President-
                                      Chief Financial Officer

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


                                     GRANT THORNTON LLP
                                     Certified Public Accountants


Melville, New York
August 8, 1996

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                  June 1,      June 3,
          ASSETS                                   1996         1995
                                                   ----         ----

CURRENT ASSETS
  Cash and cash equivalents                      $ 3,363      $ 3,962
  Debt and equity securities                      20,247          485
  Accounts receivable, principally
    trade, net of allowance for
    doubtful accounts of $527 in
    1996 and $465 in 1995                         16,152       17,354
  Inventories                                     23,708       22,752
  Other current assets                             2,936        2,602
                                                 -------      -------

      Total current assets                        66,406       47,155

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                    21,823       20,864

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  amortization of $411 in 1996 and
  $354 in 1995                                       558          633

INTANGIBLE ASSETS, less accumulated
  amortization of $345 in 1996 and
  $492 in 1995                                       767          463

DEBT AND EQUITY SECURITIES                         3,647        4,352

OTHER ASSETS                                       2,836        2,628
                                                 -------      -------

                                                 $96,037      $76,095
                                                 =======      =======



The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)


                                                  June 1,      June 3,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1996         1995
                                                   ----         ----

CURRENT LIABILITIES
  Notes payable                                  $   979      $ 1,021
  Current maturities of long-term debt               268          208
  Accounts payable                                 5,095        6,713
  Accrued liabilities                              6,218        5,559
  Accrued income taxes                               338          400
                                                 -------      -------

      Total current liabilities                   12,898       13,901

LONG-TERM DEBT, less current maturities              680        1,114

OTHER NONCURRENT LIABILITIES                       1,856        1,805

MINORITY INTEREST IN SUBSIDIARY                                 1,385

COMMITMENTS AND CONTINGENCIES
                                                 -------      -------

      Total liabilities                           15,434       18,205
                                                 -------      -------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share -
    authorized, 1,000,000 shares; issued, none        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding, 4,035,346 shares
      in 1996 and 4,032,532 shares in 1995           403          403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding, 5,199,615
      shares in 1996 and 4,785,462 shares
      in 1995                                        520          479
  Additional paid-in capital                      15,165       11,570
  Retained earnings                               63,347       44,953
  Unrealized holding gain on debt and equity
    securities                                     2,360        1,786
  Cumulative translation adjustments              (1,192)      (1,301)
                                                 -------      -------

      Total stockholders' equity                  80,603       57,890
                                                 -------      -------

                                                 $96,037      $76,095
                                                 =======      =======

The accompanying notes are an integral part of these statements.

                       E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)

                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995*       1994*
                                       -------     -------     -------

Net sales                              $91,932     $88,526     $85,645

Cost of goods sold                      55,518      51,845      52,028
                                       -------     -------     -------

      Gross profit                      36,414      36,681      33,617
                                       -------     -------     -------

Operating expenses
  Selling and administrative            30,134      27,767      25,520
  Research and development               5,323       6,077       6,897
                                       -------     -------     -------

    Total operating expenses            35,457      33,844      32,417
                                       -------     -------     -------

      Operating profit                     957       2,837       1,200

Other income (expense)
  Interest income                          735         551         429
  Interest expense                        (264)       (286)       (386)
  Other, net                               512         457         285
                                       -------     -------     -------

      Earnings from continuing
        operations before income taxes   1,940       3,559       1,528

Income tax provision                       243       1,086       1,149
                                       -------     -------     -------

      Earnings from continuing
        operations                       1,697       2,473         379

Discontinued operation:
  Losses from operations, net of
    income tax provision (benefit)
    of $10, $142 and $(261) in 1996,
    1995 and 1994, respectively           (209)       (843)       (102)
  Gain on sale, net of income tax
    provision of $6,019                 19,520
                                       -------     -------     -------

      NET EARNINGS                     $21,008     $ 1,630     $   277
                                       =======     =======     =======
Primary earnings per common share
  Continuing operations                $   .17     $   .27     $   .04
  Discontinued operation                  1.99        (.09)       (.01)
  Total operations                        2.16         .18         .03
Fully diluted earnings per common share
  Continuing operations                $   .17     $   .27     $   .04
  Discontinued operation                  1.97        (.09)       (.01)
  Total operations                        2.14         .18         .03

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

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Fifty-two weeks ended June 1, 1996, fifty-three weeks ended
               June 3, 1995 and fifty-two weeks ended May 28, 1994
                        (in thousands, except share data)

                                                                                           Unrealized
                                   Class A            Class B                             holding gain
                                 common stock       common stock    Additional              on debt     Cumulative
                                 ------------       ------------     paid-in    Retained   and equity   translation
                                Shares   Amount    Shares   Amount   capital    earnings   securities   adjustments   Total
                                ------   ------    ------   ------   -------    --------   ----------   -----------   -----

Balance at May 29, 1993       4,032,533   $403   4,275,175   $428    $ 9,248    $45,399      $  -       $  (477)     $55,001

Issuance of stock                    (1)             4,479                22                                              22
3% common stock dividend                           249,026     25      1,235     (1,262)                                  (2)
Net earnings                                                                        277                                  277
Foreign currency translation
  adjustments                                                                                            (1,029)      (1,029)
                              ---------   ----   ---------   ----    -------    -------      ------     -------      -------

Balance at May 28, 1994       4,032,532    403   4,528,680    453     10,505     44,414         -        (1,506)      54,269

Unrealized holding gain on
  debt and equity securities
  at May 29, 1994                                                                             3,531                    3,531
Issuance of stock                                      270                 1                                               1
3% common stock dividend                           256,512     26      1,064     (1,091)                                  (1)
Net earnings                                                                      1,630                                1,630
Unrealized holding loss on
  debt and equity securities                                                                 (1,745)                  (1,745)
Foreign currency translation
  adjustments                                                                                               205          205
                              ---------   ----   ---------   ----    -------    -------      ------     -------      -------

Balance at June 3, 1995       4,032,532    403   4,785,462    479     11,570     44,953       1,786      (1,301)      57,890

Exercise of stock options         2,813            145,369     14      1,005                                           1,019
Issuance of stock                     1                933                 5                                               5
3% common stock dividend                           267,851     27      2,585     (2,614)                                  (2)
Net earnings                                                                     21,008                               21,008
Unrealized holding gain on
  debt and equity securities                                                                    574                      574
Foreign currency translation
  adjustments                                                                                               109          109
                              ---------   ----   ---------   ----    -------    -------      ------     -------      -------

Balance at June 1, 1996       4,035,346   $403   5,199,615   $520    $15,165    $63,347      $2,360     $(1,192)     $80,603
                              =========   ====   =========   ====    =======    =======      ======     =======      =======

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995        1994
                                        ------      ------      ------

Cash flows from operating activities:
  Net earnings                         $21,008      $1,630      $  277
  Adjustments to reconcile net
    earnings to net cash (used in)
    provided by operating activities
      Depreciation and amortization      2,552       2,800       2,728
      Gain on disposal of business     (25,539)
      Gain on sale of assets              (193)
      Gain on sale of investments                                  (24)
      Minority share of subsidiary's
        operations                        (200)       (810)        (97)
      Deferred income taxes                 60         282         (61)
      Changes in operating assets
        and liabilities, net of
        disposition
          Accounts receivable             (731)        233      (1,077)
          Inventories                   (3,123)     (3,833)      1,637
          Other current assets            (446)       (305)        372
          Other assets                    (754)        128        (116)
          Accounts payable                (312)      2,319         616
          Accrued liabilities              905         312        (960)
          Accrued income taxes              22        (107)       (309)
          Other noncurrent liabilities     168         190          36
                                        ------      ------      ------

            Net cash (used in) provided
              by operating activities   (6,583)*     2,839       3,022
                                        ------      ------      ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                      (4,231)     (4,812)     (2,175)
  Proceeds from disposal of business,
    net of cash sold                    26,785
  Proceeds from sale of assets             485
  Held-to-maturity securities
    Purchases                         (104,253)     (1,958)
    Proceeds from maturity             105,846       1,964           6
  Available-for-sale securities
    Purchases                          (39,750)        (31)       (793)
    Proceeds from sale                  19,995                     844
                                        ------      ------      ------

      Net cash provided by (used in)
        investing activities             4,877      (4,837)     (2,118)
                                        ------      ------      ------

* Includes income taxes paid on the disposition of Surgical Dynamics Inc. of approximately $6,019.

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                             (in thousands)


                                       Fifty-two  Fifty-three  Fifty-two
                                      weeks ended weeks ended weeks ended
                                        June 1,     June 3,     May 28,
                                         1996        1995        1994
                                        ------      ------      ------

Cash flows from financing activities:
  Proceeds from issuance of debt       $ 1,121      $1,686      $  892
  Repayments of debt                      (910)     (3,374)     (1,254)
  Proceeds from issuance of loan
    by minority shareholder                238         258
  Proceeds from exercise of stock
    options                              1,019
  Issuance of stock in connection with
    the stock purchase plan                  5           1          22
                                        ------      ------      ------

      Net cash provided by (used in)
        financing activities             1,473      (1,429)       (340)
                                        ------      ------      ------

Effect of exchange rate changes on
  cash and cash equivalents               (366)        538        (767)
                                        ------      ------      ------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                       (599)     (2,889)       (203)

Cash and cash equivalents
  Beginning of year                      3,962       6,851       7,054
                                        ------      ------      ------

  End of year                           $3,363      $3,962      $6,851
                                        ======      ======      ======

Supplemental disclosures of cash
  flow information:
    Cash paid during the year for:
      Interest                          $  136      $  201      $  360
                                        ======      ======      ======

      Income taxes (net of $508,
        $449 and $263 in refunds
        in 1996, 1995 and 1994,
        respectively)                   $6,319      $  674      $1,050
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

  Basis Of Consolidation
  ----------------------

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

  Fiscal Year
  -----------

  The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal year 1996 ended on June 1, 1996 for a reporting period of fifty-two weeks, fiscal year 1995 ended on June 3, 1995 for a reporting period of fifty-three weeks and fiscal year 1994 ended on May 28, 1994 for a reporting period of fifty-two weeks.

  Cash and Cash Equivalents
  -------------------------

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

  Debt and Equity Securities
  --------------------------

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

  Inventories
  -----------

  Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

  Property, Plant and Equipment
  -----------------------------

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

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Cost in Excess of Fair Value of Net Assets Acquired
  ---------------------------------------------------

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

  Intangible Assets
  -----------------

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

  Income Taxes
  ------------

  In accordance with Statement of Financial Accounting Standards No.
    109, "Accounting for Income Taxes" ("SFAS 109"), deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Foreign Currency Translation
  ----------------------------

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

  Earnings Per Common Share
  -------------------------

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

  Stock-Based Compensation
  ------------------------

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

  Use of Estimates
  ----------------

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

  Reclassifications
  -----------------

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


NOTE C - DEBT AND EQUITY SECURITIES

  Debt and equity securities at June 1, 1996 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value      gain (loss)
                                    -------      -------       ------
                                              (in thousands)
    Current

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Debt securities           $19,787      $19,776       $  (11)
          Equity securities             398          376          (13)
          Other                          95           95
                                    -------      -------       ------

                                    $20,280      $20,247       $  (24)
                                    =======      =======       ======

    Noncurrent

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities          $1,675       $3,646       $1,971
          Other                           1            1
                                    -------      -------       ------

                                     $1,676       $3,647       $1,971
                                    =======      =======       ======

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994



NOTE C - DEBT AND EQUITY SECURITIES (continued)

  Debt and equity securities at June 3, 1995 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value      gain (loss)
                                     ------       ------       ------
                                              (in thousands)
    Current

      Held-to-maturity securities
        (carried on the balance
        sheet at amortized cost)
          Debt securities            $   75       $   75
                                     ------       ------

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities             398          357       $  (31)
          Other                          53           53
                                     ------       ------       ------

                                        451          410          (31)
                                     ------       ------       ------

                                     $  526       $  485       $  (31)
                                     ======       ======       ======

    Noncurrent

      Held-to-maturity securities
        (carried on the balance
        sheet at amortized cost)
          Debt securities with
            maturities after one
            year through five years  $1,593       $1,605
                                     ------       ------

      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities           1,670        2,758       $1,088
          Other                           1            1
                                     ------       ------       ------

                                      1,671        2,759        1,088
                                     ------       ------       ------

                                     $3,264       $4,364       $1,088
                                     ======       ======       ======

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE D - INVENTORIES

  Inventories consist of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                   ----         ----
                                                     (in thousands)

    Finished goods                               $13,157      $11,856
    Work in process                                1,159        2,214
    Raw materials                                  9,392        8,682
                                                 -------      -------

                                                 $23,708      $22,752
                                                 =======      =======


NOTE E - PROPERTY, PLANT AND EQUIPMENT, AT COST

  Property, plant and equipment are summarized as follows:

                                   Estimated
                                    useful        June 1,      June 3,
                                     lives         1996         1995
                                     -----         ----         ----
                                                     (in thousands)

    Building and building
      improvements              10 to 39 years   $11,661      $11,176
    Machinery and equipment      2 to 10 years    24,008       23,897
    Leasehold improvements       Term of lease     1,568        1,816
                                                 -------      -------

                                                  37,237       36,889
    Less accumulated depreciation
      and amortization                            18,903       19,709
                                                 -------      -------

                                                  18,334       17,180
    Land                                           3,489        3,684
                                                 -------      -------

                                                 $21,823      $20,864
                                                 =======      =======

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE F - INCOME TAXES

  Income tax expense (benefit) from continuing operations analyzed by category and by income statement classification is summarized as follows:

                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)
    Current
      Federal                        $  413       $    1       $    1
      State and local                    31           60           59
      Foreign                          (261)         877        1,015
                                     ------       ------       ------

        Subtotal                        183          938        1,075

    Deferred                             60          148           74
                                     ------       ------       ------

        Total                        $  243       $1,086       $1,149
                                     ======       ======       ======

  Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                  June 1,      June 3,
                                                   1996         1995
                                                   -----        -----
                                                     (in thousands)
    Deferred tax assets
      Difference between book and tax basis
        in investment sold to Canadian
        subsidiary                                $1,137       $1,137
      Tax credit carryforwards                       638        1,295
      Tax operating loss carryforwards               372        3,767
      Capital loss carryforwards                                  453
      Alternative minimum tax ("AMT")
        credit carryforward                                       165
      Expenses incurred not currently
        deductible                                 1,191        1,455
      Unrealized investment losses                   722          877
      Deferred compensation costs                    547          487
      Inventories                                    291          243
      Other                                           89           67
                                                   -----        -----

        Gross deferred tax asset                   4,987        9,946
                                                   -----        -----

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE F - INCOME TAXES (continued)

                                                  June 1,      June 3,
                                                   1996         1995
                                                  ------       ------
                                                     (in thousands)
    Deferred tax liabilities
      Excess tax over book depreciation           $1,074       $  914
      Unrealized investment gains                    305          144
      Tax on unremitted profits of Puerto
        Rican subsidiary                              67          145
      Other                                           86          109
                                                  ------       ------

        Gross deferred tax liability               1,532        1,312

    Valuation allowance                           (3,040)      (7,861)
                                                  ------       ------

        Net deferred tax asset                    $  415       $  773
                                                  ======       ======

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

  Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

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

  Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                   June 1,      June 3,
                                                    1996         1995
                                                   -------      -------
                                                     (in thousands)

      Current - Accrued income taxes               $(118)       $(220)
      Noncurrent - Other assets                      533          993
                                                   -----        -----

        Net deferred tax asset                     $ 415        $ 773
                                                   =====        =====

  Earnings (loss) from continuing operations before income taxes for U.S. and international operations consist of the following:

                                      1996         1995         1994
                                     ------       ------      -------
                                              (in thousands)

      U.S.                           $2,280       $  805      $(1,563)
      International                    (340)       2,754        3,091
                                     ------       ------      -------

                                     $1,940       $3,559      $ 1,528
                                     ======       ======      =======

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE F - INCOME TAXES (continued)

  The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings from continuing operations before income taxes for the following reasons:

                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)

    Income tax provision               $243       $1,086       $1,149
    Effect of:
      State income taxes, net of
        Federal tax benefit             (21)         (22)         (19)
      Research and development credit    95           24           11
      Earnings of the Puerto Rican
        subsidiary, net of Puerto
        Rico Corporate tax and
        Tollgate tax                    348          373          367
      Earnings of the Foreign Sales
        Corporation                      16
      Tax-exempt portion of
        investment income               137            7           13
      Nondeductible expenses           (251)        (138)         (53)
      Losses of entities generating
        no current tax benefit          (79)         (83)      (1,034)
      Utilization of tax operating
        and capital loss
        carryforwards                    61                        50
      Change in valuation allowance      74
      Other                              56          (37)          36

                                       ----       -------      ------

    Income tax provision at
      statutory tax rate of 35% in
      1996 and 34% in 1995 and 1994    $679       $1,210       $  520
                                       ====       ======       ======

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

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE G - DEBT

  Short-term debt consists of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Japanese bank
      2.63% note (1)                                $462
      4.00% note (1)                                           $  607
    Bank, lines of credit
      6.5% (2)                                       287
      10.75%                                                      150
    Other financial institutions
      6.12% note, unsecured                          230
      6.37% note, unsecured                                       264
                                                    ----       ------

                                                    $979       $1,021
                                                    ====       ======

  Long-term debt consists of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  -------      -------
                                                     (in thousands)

    Japanese bank loans, due December 1998
      through March 2001, 1.45% to 4.10% (1)        $948       $1,277
    Obligations under capital leases                               45
                                                    ----       ------

                                                     948        1,322
    Less current maturities                          268          208
                                                    ----       ------

                                                    $680       $1,114
                                                    ====       ======

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


NOTE H - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                  June 1,      June 3,
                                                   1996         1995
                                                  ------       ------
                                                     (in thousands)

    Payroll and related expenses                  $3,146       $3,341
    Accrued sales rebates                          1,040          370
    Accrued lease settlement (Note J)                510          600
    Other                                          1,522        1,248
                                                  ------       ------

                                                  $6,218       $5,559
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

                                             Total     Related party
                                            leases         leases
                                            ------     -------------
                                                (in thousands)

                    1997                    $  759          $ 69
                    1998                       465            25
                    1999                       399
                    2000                       414
                    2001                       429
                    Thereafter               2,531
                                            ------          ----

                                            $4,997          $ 94
                                            ======          ====

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

  The Company has an employment contract with a key executive that provides for a term of eight years. Future annual commitments with respect to this contract at June 1, 1996, are summarized as follows:

                                                      (in thousands)

                    1997                                  $  250
                    1998                                     250
                    1999                                     250
                    2000                                     250
                    2001                                     250
                    2002                                     125
                                                          ------

                                                          $1,375
                                                          ======


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

  The following schedules summarize the changes in stock options for the three fiscal years ended June 1, 1996:

                           1983 Plan                  1984 Plan
                   -------------------------  -------------------------
                   Number of    Option price  Number of    Option price
                    shares       per share     shares       per share
                   ---------    ------------  ---------    ------------

  Outstanding at
    May 29, 1993    806,867  $5.58 to $12.02   133,437  $5.58 to $15.79
  Granted             2,185             4.58     7,957             4.71
  Cancelled        (111,544)  5.58 to  11.33
                   -------------------------  -------------------------
  Outstanding at
    May 28, 1994    697,508   4.58 to  12.02   141,394   4.71 to  15.79
  Granted           968,882   3.88 to   4.48   178,875   3.88 to   4.48
  Cancelled        (394,542)  4.48 to  12.02   (74,793)  5.58 to  15.79
                   -------------------------  -------------------------
  Outstanding at
    June 3, 1995  1,271,848   3.88 to  11.33   245,476   3.88 to  15.03
  Granted            81,612             9.10    52,350   5.83 to  13.25
  Cancelled         (45,111)  4.48 to   9.23    (5,909)           15.03
  Exercised        (145,682)  4.01 to  11.33    (2,500)            4.71
                   -------------------------  -------------------------
  Outstanding at
    June 1, 1996  1,162,667  $3.88 to $11.33   289,417  $3.88 to $13.25
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

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Industry Segments                   1996         1995*        1994*
                                    -------      -------      -------
                                              (in thousands)
    Net Sales
      Diagnostic products           $80,936      $81,525      $80,966
      AngioDynamics products         11,696        7,396        5,001
      Eliminations                     (700)        (395)        (322)
                                    -------      -------      -------

    Total Net Sales                 $91,932      $88,526      $85,645
                                    =======      =======      =======

    Operating Profit (Loss)
      Diagnostic products            $2,509       $7,452       $4,658
      AngioDynamics products         (1,536)      (4,603)      (3,468)
      Eliminations                      (16)         (12)          10
                                    -------      -------      -------

    Total Operating Profit           $  957       $2,837       $1,200
                                    =======      =======      =======

    Identifiable Assets
      Diagnostic products           $83,304      $62,585      $59,760
      AngioDynamics products         12,945        8,529        6,911
      Discontinued operation                       5,033        5,162
      Eliminations                     (212)         (52)        (302)
                                    -------      -------      -------

    Total Identifiable Assets       $96,037      $76,095      $71,531
                                    =======      =======      =======

    Depreciation and Amortization
      Diagnostic products            $2,111       $2,109       $1,986
      AngioDynamics products            317          278          350
      Discontinued operation            124          413          392
                                    -------      -------      -------

    Total Depreciation and
      Amortization                   $2,552       $2,800       $2,728
                                    =======      =======      =======

    Capital Expenditures
      Diagnostic products            $3,850       $4,187       $1,330
      AngioDynamics products            370          361          527
      Discontinued operation             11          264          318
                                    -------      -------      -------

    Total Capital Expenditures       $4,231       $4,812       $2,175
                                    =======      =======      =======

* Net sales and operating profit (loss) amounts have been reclassified to reflect the discontinued operation described in Note B.

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Geographic Areas

    The following geographic area data includes net sales, operating profit (loss) generated by and assets employed in operations located in each area:

                                      1996         1995*        1994*
                                    -------      -------      -------
                                              (in thousands)
    Net Sales
      U.S. operations               $71,939      $65,073      $63,422
      International operations:
        Canada                       12,254       14,100       14,301
        Other                        13,456       13,763       12,196
      Eliminations                   (5,717)      (4,410)      (4,274)
                                    -------      -------      -------

    Total Net Sales                 $91,932      $88,526      $85,645
                                    =======      =======      =======

    Operating Profit (Loss)
      U.S. operations                $1,084       $  118      $(2,086)
      International operations:
        Canada                         (410)       2,350        3,143
        Other                           225          456          100
      Eliminations                       58          (87)          43
                                    -------      -------      -------

    Total Operating Profit           $  957       $2,837      $ 1,200
                                    =======      =======      =======

    Identifiable Assets
      U.S. operations:
        Continuing operations       $73,604      $47,590      $48,356
        Discontinued operation                     5,033        5,162
      International operations:
        Canada                       15,543       15,816       12,433
        Other                         8,067        8,857        7,731
      Eliminations                   (1,177)      (1,201)      (2,151)
                                    -------      -------      -------

    Total Identifiable Assets       $96,037      $76,095      $71,531
                                    =======      =======      =======

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

                     E-Z-EM, Inc. and Subsidiaries

              June 1, 1996, June 3, 1995 and May 28, 1994


NOTE M - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  The Company's domestic export sales by geographic area are summarized as follows:
                                      1996         1995         1994
                                     ------       ------       ------
                                              (in thousands)

      Europe                         $5,655       $2,605       $1,728
      Other                           3,783        3,421        3,206
                                     ------       ------       ------

                                     $9,438       $6,026       $4,934
                                     ======       ======       ======


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