Form 10-Q
period 1996-11-30
EZ EM INC
filed 1997-01-14
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

             For the quarterly period ended  November 30, 1996
                                             -----------------

                       Commission file number 1-11479
                                              -------

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

                          Yes    /X/     No      / /


On January 6, 1997, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,287,693 shares of the registrant's Class B Common Stock outstanding.


                                Page 1 of 18
                          Exhibit Index on Page 17

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX


Part I:  Financial Information                                    Page
------   ---------------------                                    ----


  Item 1.  Financial Statements


    Consolidated Balance Sheets - November 30, 1996 and
      June 1, 1996                                                3 - 4


    Consolidated Statements of Earnings - thirteen and
      twenty-six weeks ended November 30, 1996 and
      December 2, 1995                                              5


    Consolidated Statement of Stockholders' Equity -
      twenty-six weeks ended November 30, 1996                      6


    Consolidated Statements of Cash Flows - twenty-six
      weeks ended November 30, 1996 and December 2, 1995          7 - 8


    Notes to Consolidated Financial Statements                    9 - 11


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 12 - 16


Part II:  Other Information
-------   -----------------


  Item 6.  Exhibits and Reports on Form 8-K                        17

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 November 30,     June 1,
               ASSETS                                1996          1996
                                                     ----          ----
                                                 (unaudited)     (audited)

CURRENT ASSETS
  Cash and cash equivalents                       $  3,969       $ 3,363
  Debt and equity securities                        17,927        20,247
  Accounts receivable, principally
    trade, net                                      19,896        16,152
  Inventories                                       27,370        23,708
  Other current assets                               2,676         2,936
                                                  --------       -------

      Total current assets                          71,838        66,406

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      23,758        21,823

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              530           558

INTANGIBLE ASSETS, less accumulated
  amortization                                         758           767

DEBT AND EQUITY SECURITIES                           1,403         3,647

OTHER ASSETS                                         3,911         2,836
                                                  --------       -------

                                                  $102,198       $96,037
                                                  ========       =======

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                 November 30,     June 1,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1996          1996
                                                     ----          ----
                                                 (unaudited)     (audited)

CURRENT LIABILITIES
  Notes payable                                   $  4,712       $   979
  Current maturities of long-term debt                 520           268
  Accounts payable                                   6,398         5,095
  Accrued liabilities                                6,222         6,218
  Accrued income taxes                                 489           338
                                                  --------       -------

      Total current liabilities                     18,341        12,898

LONG-TERM DEBT, less current maturities              1,127           680

OTHER NONCURRENT LIABILITIES                         1,919         1,856

CONTINGENCIES
                                                  --------       -------

      Total liabilities                             21,387        15,434
                                                  --------       -------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at November 30, 1996 and June 1, 1996            403           403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 5,277,819 shares
      at November 30, 1996 and 5,199,615 shares
      at June 1, 1996                                  528           520
  Additional paid-in capital                        15,743        15,165
  Retained earnings                                 64,103        63,347
  Unrealized holding gain on debt and equity
    securities                                         908         2,360
  Cumulative translation adjustments                  (874)       (1,192)
                                                  --------       -------

      Total stockholders' equity                    80,811        80,603
                                                  --------       -------

                                                  $102,198       $96,037
                                                  ========       =======


The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)


                              Thirteen weeks ended     Twenty-six weeks ended
                              --------------------     ----------------------
                            November 30,  December 2, November 30,  December 2,
                                1996         1995         1996         1995
                                ----         ----         ----         ----
                                   (in thousands, except per share data)

Net sales                     $25,992      $23,005      $49,347      $45,004

Cost of goods sold             15,741       13,382       29,231       26,250
                              -------      -------      -------      -------

      Gross profit             10,251        9,623       20,116       18,754
                              -------      -------      -------      -------

Operating expenses
  Selling and administrative    8,672        8,063       16,507       15,053
  Research and development      1,452        1,125        2,975        2,442
                              -------      -------      -------      -------

    Total operating expenses   10,124        9,188       19,482       17,495
                              -------      -------      -------      -------

      Operating profit            127          435          634        1,259

Other income (expense)
  Interest income                 209          101          422          160
  Interest expense                (80)         (65)        (141)        (129)
  Other, net                       50          135          100          186
                              -------      -------      -------      -------

      Earnings from continuing
        operations before
        income taxes              306          606        1,015        1,476

Income tax provision               63          100          259          230
                              -------      -------      -------      -------

      Earnings from continuing
        operations                243          506          756        1,246

Discontinued operation:
  Losses from operations, net
    of income taxes                            (38)                     (209)
  Gain on sale, net of income
    taxes of $6,073                         19,619                    19,619
                              -------      -------      -------      -------

      NET EARNINGS            $   243      $20,087      $   756      $20,656
                              =======      =======      =======      =======
Primary earnings per common share
  Continuing operations       $   .02      $   .05      $   .08      $   .13
  Discontinued operation          .00         2.04          .00         2.06
  Total operations                .02         2.09          .08         2.19

Fully diluted earnings per common share
  Continuing operations       $   .02      $   .05      $   .08      $   .13
  Discontinued operation          .00         2.02          .00         2.02
  Total operations                .02         2.07          .08         2.15

The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Twenty-six weeks ended November 30, 1996
                                   (unaudited)
                        (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                   --------------     ---------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                   ------   ------    ------   ------   -------    --------  ----------  -----------   -----

Balance at June 1, 1996          4,035,346   $403   5,199,615   $520    $15,165    $63,347     $2,360      $(1,192)   $80,603

Exercise of stock options                              77,209      8        569                                           577
Issuance of stock                                         995                 9                                             9
Net earnings                                                                           756                                756
Unrealized holding loss on debt
  and equity securities                                                                        (1,452)                 (1,452)
Foreign currency translation
  adjustments                                                                                                  318        318
                                 ---------   ----   ---------   ----    -------    -------     ------      -------    -------

Balance at November 30, 1996     4,035,346   $403   5,277,819   $528    $15,743    $64,103     $  908      $  (874)   $80,811
                                 =========   ====   =========   ====    =======    =======     ======      =======    =======






The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                   Twenty-six weeks ended
                                                   ----------------------
                                                 November 30,   December 2,
                                                     1996          1995
                                                     ----          ----
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings                                      $  756       $20,656
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                  1,395         1,338
      Gain on disposal of business                               (25,692)
      Loss on sale of investments                       27
      Minority share of subsidiary's
        operations                                                  (200)
      Deferred income taxes                              6           340
      Changes in operating assets and
        liabilities, net of disposition
          Accounts receivable                       (3,744)          831
          Inventories                               (3,662)       (2,267)
          Other current assets                         260           683
          Other assets                                (332)         (316)
          Accounts payable                           1,303           326
          Accrued liabilities                            4           328
          Accrued income taxes                         145         5,649
          Other noncurrent liabilities                  82            79
                                                   -------       -------

            Net cash (used in) provided by
              operating activities                  (3,760)        1,755
                                                   -------       -------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                  (3,260)       (2,284)
  Proceeds from disposal of business,
    net of cash sold                                              26,785
  Held-to-maturity securities
    Purchases                                                    (26,000)
    Proceeds from maturity                                         1,093
  Available-for-sale securities
    Purchases                                      (14,805)       (1,036)
    Proceeds from sale                              17,127
                                                   -------       -------

      Net cash used in investing activities           (938)       (1,442)
                                                   -------       -------

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                   Twenty-six weeks ended
                                                   ----------------------
                                                 November 30,   December 2,
                                                     1996          1995
                                                     ----          ----
                                                       (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of debt                    $4,850
  Repayments of debt                                  (357)       $ (352)
  Proceeds from issuance of loan by
    minority shareholder                                             238
  Proceeds from exercise of stock options              577           666
  Proceeds from issuance of stock in connection
    with the stock purchase plan                         9             5
                                                    ------        ------

      Net cash provided by financing activities      5,079           557
                                                    ------        ------

Effect of exchange rate changes on
  cash and cash equivalents                            225          (384)
                                                    ------        ------

      INCREASE IN CASH AND CASH EQUIVALENTS            606           486

Cash and cash equivalents
  Beginning of period                                3,363         3,962
                                                    ------        ------

  End of period                                     $3,969        $4,448
                                                    ======        ======

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                      $   59        $   63
                                                    ======        ======
      Income taxes (net of $203 and $68 in
        refunds in 1996 and 1995, respectively)     $  228        $  318
                                                    ======        ======




The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 30, 1996 and December 2, 1995
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of November 30, 1996, the consolidated statement of stockholders' equity for the period ended November 30, 1996, and the consolidated statements of earnings and cash flows for the periods ended November 30, 1996 and December 2, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at November 30, 1996 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1996 Annual Report on Form 10-K filed by the Company on August 30, 1996. The results of operations for the periods ended November 30, 1996 and December 2, 1995 are not necessarily indicative of the operating results for the respective full years.

  The consolidated financial statements include the accounts of E-Z-EM, Inc.
    and all 100%-owned subsidiaries, as well as the accounts of Surgical Dynamics Inc. ("SDI"), a 51%-owned subsidiary prior to its sale in November 1995 (the "Company"). SDI has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for the twenty-six weeks ended December 2, 1995 in the accompanying consolidated statements of earnings.


NOTE B - EARNINGS PER COMMON SHARE

  Primary and fully diluted earnings per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are included in both the primary and fully diluted calculations for all periods presented.

  The weighted average number of common shares used was:

                           Thirteen weeks ended     Twenty-six weeks ended
                           --------------------     ----------------------
                         November 30,  December 2, November 30,  December 2,
                             1996         1995         1996         1995
                             ----         ----         ----         ----

    Primary               10,026,790    9,620,137   10,049,169    9,443,606
    Fully diluted         10,026,925    9,713,730   10,049,237    9,593,695

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 30, 1996 and December 2, 1995
                                 (unaudited)


NOTE C - INVENTORIES

  Inventories consist of the following:

                                                 November 30,     June 1,
                                                     1996          1996
                                                     ----          ----
                                                       (in thousands)

    Finished goods                                 $14,387       $13,157
    Work in process                                  1,108         1,159
    Raw materials                                   11,875         9,392
                                                   -------       -------

                                                   $27,370       $23,708
                                                   =======       =======


NOTE D - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 77,209 shares were exercised at prices ranging from $4.48 to $5.72 per share, options for 19,931 shares were cancelled at prices ranging from $4.48 to $10.00 per share and no options were granted during the twenty-six weeks ended November 30, 1996.

  Under the Employee Stock Purchase Plan, 995 shares were purchased at prices ranging from $9.67 to $9.99 per share during the twenty-six weeks ended November 30, 1996. Total proceeds received by the Company approximated $9,000.


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

  The Company has been sued by Olympia Holding Corporation p/k/a P-I-E
    Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the U.S. Bankruptcy Court for the Middle District of Florida. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds - recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 30, 1996 and December 2, 1995
                                 (unaudited)


NOTE E - CONTINGENCIES (continued)

    in this matter. The Company will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.


NOTE F - SUBSEQUENT EVENT

  On January 8, 1997, the Company acquired the assets of Leocor, Inc.
    ("Leocor"), and certain other assets directly from a principal shareholder of Leocor, for aggregate consideration approximating $7,000,000. Leocor is a Texas corporation, based in Houston, Texas, which develops and manufactures angioplasty catheters. Leocor's total assets were approximately $1,200,000 at September 30, 1996. Leocor's net sales approximated $900,000 and $700,000 and its losses from operations approximated $200,000 and $700,000 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively.


NOTE G - RECLASSIFICATIONS

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

QUARTERS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The Diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which increased 3% in the quarter, accounted for 81% of sales in the current quarter versus 89% in the comparable period of last year. The AngioDynamics products industry segment includes stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace. AngioDynamics product sales, net of intersegment eliminations, increased 90% in the quarter and represented 19% of sales in the current quarter versus 11% in the comparable period of the prior year.

     Diagnostic segment results for both the current quarter and comparative quarter of last year were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. These costs resulted from the planned construction at the Company's Canadian manufacturing facility. The effects of the relocation will continue to be felt through the fourth fiscal quarter of the current year, resulting in lower than normal Diagnostic segment gross profits.

     AngioDynamics segment results for the current quarter were positively affected by sales growth of 90%, resulting from domestic and international market penetration and the introduction of the AngioStentTM, offset by increased operating expenses. The AngioStent, a device used during coronary procedures as a treatment for atherosclerosis, was introduced by the Company in the third quarter of the prior year in certain international markets.
The AngioDynamics segment incurred an operating loss of $213,000 in the current quarter, as compared to an operating loss of $114,000 in the comparable quarter of last year.

     During the comparative quarter of the prior year, the Company discontinued the operation of its surgical products industry segment when it sold SDI, its 51%-owned subsidiary, to United States Surgical Corporation ("USSC"). As a result of this sale, the Company recognized a gain, pretax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.04 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of earnings. The surgical products industry segment included the NucleotomeTM device, the Ray Threaded Fusion CageTM and other surgical devices and accessories used in spinal surgery.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the quarter ended November 30, 1996, the Company reported net earnings of $243,000, or $.02 per common share on both a primary and fully diluted basis, as compared to net earnings of $20,087,000, or $2.09 and $2.07 per common share on a primary and fully diluted basis, respectively, for the comparable quarter of last year. Last year's results included an after-tax gain on the sale of SDI of $19,619,000, or $2.04 and $2.02 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for the current quarter were $243,000, or $.02 per common share on both a primary and fully diluted basis, as compared to $506,000, or $.05 per common share on both a primary and fully diluted basis, for the comparable period of the prior year. Results from continuing operations for both the current quarter and comparative quarter of the prior year were adversely impacted by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

     Net sales for the quarter ended November 30, 1996 increased 13%, or $2,987,000, as compared to the quarter ended December 2, 1995 due to increased sales of AngioDynamics products of $2,307,000 and non-contrast systems of $745,000. The AngioDynamics sales growth was due to domestic and international market penetration and the introduction of the AngioStent. Price increases had no effect on net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 22%, or $1,855,000 in the current quarter versus the comparable period of last year due to increased sales of AngioDynamics products of $1,509,000 and non-contrast systems of $640,000, partially offset by decreased sales of contrast systems of $294,000.

     Gross profit expressed as a percentage of sales decreased to 39% during the current quarter from 42% in the comparable quarter of the prior year due primarily to approximately $453,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

     Selling and administrative ("S&A") expenses were $8,672,000 during the quarter ended November 30, 1996 versus $8,063,000 during the quarter ended December 2, 1995. This increase of $609,000, or 8%, in the current quarter was due to increased AngioDynamics S&A expenses, resulting, in part, from investment in new product introductions and selling and marketing initiatives. In the Diagnostic segment, severance costs of $322,000 offset reductions in selling & marketing expenses in the contrast systems business.

     Research and development ("R&D") expenditures increased 29% in the current quarter to $1,452,000, or 6% of sales, from $1,125,000, or 5% of sales, in the comparable quarter of last year. This increase was due primarily to increased spending of $498,000 relating to AngioDynamics projects, partially offset by reduced contrast system spending of $117,000. Of the R&D expenditures in the current quarter, approximately 48% relate to AngioDynamics projects, 27% to contrast systems, 4% to immunological projects, 10% to other projects and 11% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, increased $8,000 in the current quarter versus the comparable period of last year. There were no materially significant factors affecting the other income comparison.

     The Company's effective tax rate of 21% during the quarter ended November 30, 1996 differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income. For the quarter ended December 2, 1995, the Company's effective tax rate of 17% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and the utilization of net operating loss carryforwards in certain jurisdictions.

TWENTY-SIX WEEKS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     Diagnostic product sales, which decreased 1% during the twenty-six weeks ended November 30, 1996, accounted for 81% of sales in the current period versus 89% in the comparable period of last year. AngioDynamics product sales, which increased 97% during the twenty-six weeks ended November 30, 1996, represented 19% of sales in the current period, as compared to 11% in the prior year.

     Diagnostic segment results for both the current period and comparative period of last year were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

     AngioDynamics segment results for the current period were positively affected by sales growth of 97%, resulting from domestic and international market penetration and the introduction of the AngioStent, partially offset by increased operating expenses. The AngioDynamics segment contributed an operating profit of $206,000 to the Company's consolidated operations in the current period, an improvement of $769,000 as compared to an operating loss of $563,000 in the comparable period of last year.

     During the comparative period of the prior year, the Company discontinued the operation of its surgical products industry segment when it sold SDI to USSC. As a result of this sale, the Company recognized a gain, pretax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.08 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of earnings.

     CONSOLIDATED RESULTS OF OPERATIONS

     For the twenty-six weeks ended November 30, 1996, the Company reported net earnings of $756,000, or $.08 per common share on both a primary and fully diluted basis, as compared to net earnings of $20,656,000, or $2.19 and $2.15 per common share on a primary and fully diluted basis, respectively, for the comparable period of last year. Last year's results included an after-tax gain on the sale of SDI of $19,619,000, or $2.08 and $2.04 per common share on a primary and fully diluted basis, respectively.

     Earnings from continuing operations for the current period were $756,000, or $.08 per common share on both a primary and fully diluted basis, as compared to $1,246,000, or $.13 per common share on both a primary and fully diluted basis, for the comparable period of the prior year. Results from continuing operations for both the current period and comparative period of the prior year were adversely impacted by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. Results from continuing operations for the current period were positively affected by AngioDynamics sales growth, partially offset by increased operating expenses in both industry segments.

     Net sales for the twenty-six weeks ended November 30, 1996 increased 10%, or $4,343,000, as compared to the twenty-six weeks ended December 2, 1995. Net sales in the current quarter were favorably affected by increased AngioDynamics sales of $4,665,000 and non-contrast systems of $708,000. The AngioDynamics sales growth was due to domestic and international market penetration and the introduction of the AngioStent. Net sales in the current quarter were adversely affected by a decline in the Company's sales of contrast systems of $1,189,000. Price increases had no effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., increased 18%, or $3,004,000 in the current period versus the comparable period of last year due to increased sales of AngioDynamics products of $3,325,000 and non-contrast systems of $261,000, partially offset by decreased sales of contrast systems of $582,000.

     Gross profit expressed as a percentage of sales decreased to 41% during the current period from 42% in the comparable period of last year due primarily to approximately $502,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

     S&A expenses were $16,507,000 during the twenty-six weeks ended November 30, 1996 versus $15,053,000 during the twenty-six weeks ended December 2, 1995. This increase of $1,454,000, or 10%, in the current period was due to increased AngioDynamics S&A expenses of $970,000 and increased Diagnostic S&A expenses of $484,000, resulting from severance costs of $322,000 during the current period and a gain on the sale of a facility of $150,000 during the comparative prior year period. Investment in new product introductions and selling and marketing initiatives contributed to the increased S&A expenses in the AngioDynamics segment.

     R&D expenditures increased 22% in the current period to $2,975,000, or 6% of sales, from $2,442,000, or 5% of sales, in the comparable prior year period due primarily to increased spending of $438,000 relating to AngioDynamics projects and increased contrast system spending of $87,000. Of the R&D expenditures in the current period, approximately 42% relate to AngioDynamics projects, 33% to contrast systems, 4% to immunological projects, 11% to other projects and 10% to general regulatory costs.

     Other income, net of expenses, increased $164,000 versus the comparable period of last year due to increased interest income, resulting from the investment of proceeds arising from the sale of SDI in the second quarter of the prior year.

     The Company's effective tax rate of 26% during the twenty-six weeks ended November 30, 1996 differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, tax-exempt interest income, and the utilization of net operating loss carryforwards in a certain jurisdiction.

For the twenty-six weeks ended December 2, 1995, the Company's effective tax rate of 16% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and the utilization of net operating loss carryforwards in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     During the twenty-six weeks ended November 30, 1996, increased inventory levels and capital expenditures were funded primarily by proceeds from the issuance of bank debt and cash reserves. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At November 30, 1996, debt (notes payable, current maturities of long-term debt and long-term debt) was $6,359,000 as compared to $1,927,000 at June 1, 1996. The Company has available $10,481,000 under three bank lines of credit of which $4,272,000 was outstanding at November 30, 1996.

     The Company's current policy is to issue stock dividends. During each third quarter of fiscal years 1994, 1995 and 1996, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At November 30, 1996, approximately 68% of the Company's assets consist of inventories, accounts receivable, debt and equity securities, and cash and cash equivalents. Inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is 3.92 to 1, with net working capital of $53,497,000 at November 30, 1996, as compared to the current ratio of 5.15 to 1, with net working capital of $53,508,000 at June 1, 1996.

     On January 8, 1997, the Company acquired the assets of Leocor, and certain other assets directly from a principal shareholder of Leocor, for aggregate consideration approximating $7,000,000.

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

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     No.               Description                                      Page
     ---               -----------                                      ----

     27     Financial data schedule                                      18

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1996.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          E-Z-EM, Inc.
                                          --------------------------------------
                                          (Registrant)




Date   January 13, 1997                   /s/ Daniel R. Martin
                                          --------------------------------------
                                          Daniel R. Martin, President, Chief
                                          Executive Officer and Director




Date   January 13, 1997                   /s/ Dennis J. Curtin
                                          --------------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer