Form 10-Q
period 1997-03-01
EZ EM INC
filed 1997-04-15
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 1, 1997
                                                 -------------

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

                                   Yes  X      No
                                       ---        ---


On April 11, 1997, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,320,556 shares of the registrant's Class B Common Stock outstanding.





                                Page 1 of 21
                          Exhibit Index on Page 20

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX
                                    -----


Part I:  Financial Information                                    Page
-------  ---------------------                                    ----


  Item 1.  Financial Statements


    Consolidated Balance Sheets - March 1, 1997 and
      June 1, 1996                                                3 - 4


    Consolidated Statements of Operations - thirteen
      and thirty-nine weeks ended March 1, 1997 and
      March 2, 1996                                                 5


    Consolidated Statement of Stockholders' Equity -
      thirty-nine weeks ended March 1, 1997                         6


    Consolidated Statements of Cash Flows - thirty-nine
      weeks ended March 1, 1997 and March 2, 1996                 7 - 8


    Notes to Consolidated Financial Statements                    9 - 12


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13 - 18


Part II:  Other Information
--------  -----------------

  Item 1.  Legal Proceedings                                       19


  Item 4.  Submission of Matters to a Vote of Security Holders     19


  Item 6.  Exhibits and Reports on Form 8-K                        20

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                   March 1,       June 1,
               ASSETS                                1997           1996
                                                     ----           ----
                                                 (unaudited)     (audited)

CURRENT ASSETS
  Cash and cash equivalents                       $  2,834       $ 3,363
  Debt and equity securities                        10,916        20,247
  Accounts receivable, principally
    trade, net                                      18,396        16,152
  Inventories                                       27,831        23,708
  Other current assets                               4,167         2,936
                                                   -------        ------

      Total current assets                          64,144        66,406

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      23,880        21,823

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              505           558

INTANGIBLE ASSETS, less accumulated
  amortization                                       7,185           767

DEBT AND EQUITY SECURITIES                           1,917         3,647

OTHER ASSETS                                         3,815         2,836
                                                   -------        ------

                                                  $101,446       $96,037
                                                   =======        ======




The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)



                                                        March 1,        June 1,
     LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1996
                                                        ---------     ---------
                                                       (unaudited)    (audited)
CURRENT LIABILITIES
  Notes payable                                         $   6,060     $     979
  Current maturities of long-term debt                        503           268
  Accounts payable                                          5,968         5,095
  Accrued liabilities                                       5,883         6,218
  Accrued income taxes                                        290           338
                                                        ---------     ---------

      Total current liabilities                            18,704        12,898

LONG-TERM DEBT, less current maturities                       955           680

OTHER NONCURRENT LIABILITIES                                1,816         1,856

CONTINGENCIES
                                                        ---------     ---------
      Total liabilities                                    21,475        15,434
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                             --            --
  Common stock
    Class A (voting),  par value $.10 per
      share - authorized,  6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at March 1, 1997 and June 1, 1996                       403           403
    Class B (nonvoting), par value $.10 per
      share - authorized,  10,000,000 shares;
      issued and outstanding  5,293,648 shares
      at March 1, 1997 and 5,199,615 shares
      at June 1, 1996                                         529           520
  Additional paid-in capital                               15,872        15,165
  Retained earnings                                        63,057        63,347
  Unrealized holding gain on debt and equity
    securities                                              1,246         2,360
  Cumulative translation adjustments                       (1,136)       (1,192)
                                                        ---------     ---------
      Total stockholders' equity                           79,971        80,603
                                                        ---------     ---------
                                                        $ 101,446     $  96,037
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Thirteen weeks ended   Thirty-nine weeks ended
                                                 --------------------    -----------------------
                                                  March 1,   March 2,    March 1,    March 2,
                                                   1997        1996        1997        1996
                                                 --------    --------    --------    --------
                                                     (in thousands, except per share data)

Net sales                                        $ 23,576    $ 21,550    $ 72,923    $ 66,554

Cost of goods sold                                 14,954      13,341      44,185      39,591
                                                 --------    --------    --------    --------
     Gross profit                                   8,622       8,209      28,738      26,963
                                                 --------    --------    --------    --------
Operating expenses
  Selling and administrative                        8,325       7,225      24,832      22,278
  Research and development                          1,792       1,508       4,767       3,950
                                                 --------    --------    --------    --------

    Total operating expenses                       10,117       8,733      29,599      26,228
                                                 --------    --------    --------    --------

      Operating profit (loss)                      (1,495)       (524)       (861)        735

Other income (expense)
  Interest income                                     181         319         603         479
  Interest expense                                   (149)        (69)       (290)       (198)
  Other, net                                           40         108         140         294
                                                 --------    --------    --------    --------

      Earnings (loss) from
        continuing operations
        before income taxes                        (1,423)       (166)       (408)      1,310

Income tax provision (benefit)                       (377)       (175)       (118)         55
                                                 --------    --------    --------    --------

      Earnings (loss) from
        continuing operations                      (1,046)          9        (290)      1,255

Discontinued operation:
  Losses from operations, net
    of income taxes                                                                      (209)
  Gain on sale, net of income
    taxes of $6,073                                                                    19,619
                                                 --------    --------    --------    --------
      NET EARNINGS (LOSS)                        $ (1,046)   $      9    $   (290)   $ 20,665
                                                 ========    ========    ========    ========
Primary earnings (loss) per common share
  Continuing operations                          $   (.11)   $    .00    $   (.03)   $    .13
  Discontinued operation                              .00         .00         .00        2.03
  Total operations                                   (.11)        .00        (.03)       2.16

Fully diluted earnings (loss) per common share
  Continuing operations                          $   (.11)   $    .00    $   (.03)   $    .13
  Discontinued operation                              .00         .00         .00        2.01
  Total operations                                   (.11)        .00        (.03)       2.14

The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Thirty-nine weeks ended March 1, 1997
                                 (unaudited)
                      (in thousands, except share data)



                                                                                              Unrealized
                                       Class A             Class  B                           holding gain
                                     common stock       common stock   Additional               on debt    Cumulative
                                   ---------------    ---------------   paid -in    Retained   and equity  translation
                                   Shares   Amount    Shares    Amount   capital    earnings   securities  adjustments      Total
                                   ------   ------    ------    ------   -------    --------   ----------  -----------      -----
Balance at June 1, 1996          4,035,346   $403   5,199,615   $520     $15,165    $63,347     $2,360     $(1,192)        $80,603

Exercise of stock options                              93,038      9         698                                               707
Issuance of stock                                         995                  9                                                 9
Net loss                                                                               (290)                                  (290)
Unrealized holding loss on debt
  and equity securities                                                                        (1,114)                      (1,114)
Foreign currency translation
  adjustments                                                                                                   56              56
                                 ---------   ----   ---------   ----    -------     -------    ------      -------         -------
Balance at March 1, 1997         4,035,346   $403   5,293,648   $529    $15,872     $63,057    $1,246      $(1,136)        $79,971
                                 =========   ====   =========   ====    =======     =======    ======      =======         =======



The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                       Thirty-nine weeks ended
                                                       ------------------------
                                                         March 1,      March 2,
                                                          1997           1996
                                                       ---------      ---------
                                                            (in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                  $    (290)     $  20,665
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities
      Depreciation and amortization                        2,216          1,955
      Gain on disposal of business                                      (25,692)
      Loss on sale of investments                             18
      Minority share of subsidiary's
        operations                                                         (200)
      Deferred income taxes                                  219            266
      Changes in operating assets and
        liabilities, net of acquisition
        and disposition
          Accounts receivable                             (2,244)         1,170
          Inventories                                     (3,901)        (2,490)
          Other current assets                            (1,131)          (191)
          Other assets                                      (492)          (620)
          Accounts payable                                   873           (907)
          Accrued liabilities                               (335)            89
          Accrued income taxes                               (60)           446
          Other noncurrent liabilities                        (2)           121
                                                       ---------      ---------

            Net cash used in operating
              activities                                  (5,129)        (5,388)
                                                       ---------      ---------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                        (3,965)        (2,824)
  Acquisition of business                                 (7,096)
  Proceeds from disposal of business,
    net of cash sold                                                     26,785
  Held-to-maturity securities
    Purchases                                                          (104,253)
    Proceeds from maturity                                              105,846
  Available-for-sale securities
    Purchases                                            (16,880)       (30,150)
    Proceeds from sale                                    26,214          9,350
                                                       ---------      ---------

      Net cash (used in) provided by
        investing activities                              (1,727)         4,754
                                                       ---------      ---------

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                       Thirty-nine weeks ended
                                                       ------------------------
                                                         March 1,      March 2,
                                                          1997           1996
                                                       ---------      ---------
                                                            (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of debt                        $ 6,432         $ 1,363
  Repayments of debt                                       (699)           (619)
  Proceeds from issuance of loan by
    minority shareholder                                                    238
  Proceeds from exercise of stock options                   707             798
  Proceeds from issuance of stock in connection
    with the stock purchase plan                              9               5
                                                        -------         -------
      Net cash provided by financing
        activities                                        6,449           1,785
                                                        -------         -------
Effect of exchange rate changes on
  cash and cash equivalents                                (122)           (501)
                                                        -------         -------
      (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                   (529)            650

Cash and cash equivalents
  Beginning of period                                     3,363           3,962
                                                        -------         -------
  End of period                                         $ 2,834         $ 4,612
                                                        =======         =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                          $   232         $   109
                                                        =======         =======
      Income taxes (net of $421 and $509 in
        refunds in 1997 and 1996, respectively)         $   228         $ 5,077
                                                        =======         =======


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 1997 and March 2, 1996
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated balance sheet as of March 1, 1997, the consolidated statement of stockholders' equity for the period ended March 1, 1997, and the consolidated statements of operations and cash flows for the periods ended March 1, 1997 and March 2, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at March 1, 1997 (and for all periods presented) have been made.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1996 Annual Report on Form 10-K filed by the Company on August 30, 1996. The results of operations for the periods ended March 1, 1997 and March 2, 1996 are not necessarily indicative of the operating results for the respective full years.

   The consolidated financial statements include the accounts of E-Z-EM, Inc.
      and all 100%-owned subsidiaries (the "Company"). Surgical Dynamics Inc. ("SDI"), a 51%-owned subsidiary, has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for the thirty-nine weeks ended March 2, 1996 in the accompanying consolidated statements of operations.


NOTE B - EARNINGS (LOSS) PER COMMON SHARE

   Primary and fully diluted earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are excluded from both the primary and fully diluted calculations for the periods ended March 1, 1997, since their inclusion would be antidilutive, and included in both the primary and fully diluted calculations for the periods ended March 2, 1996.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 1997 and March 2, 1996
                                   (unaudited)


NOTE B - EARNINGS (LOSS) PER COMMON SHARE (continued)

  The weighted average number of common shares used was:

                            Thirteen weeks ended    Thirty-nine weeks ended
                            --------------------    -----------------------
                            March 1,    March 2,      March 1,      March 2,
                              1997       1996          1997          1996
                              ----       ----          ----          ----
    Primary                9,324,794   9,767,847     9,289,396    9,551,687
    Fully diluted          9,324,794   9,787,597     9,289,396    9,658,330


NOTE C - INVENTORIES

  Inventories consist of the following:

                                                   March 1,       June 1,
                                                     1997          1996
                                                     ----          ----
                                                       (in thousands)

    Finished goods                                 $14,713       $13,157
    Work in process                                  2,050         1,159
    Raw materials                                   11,068         9,392
                                                   -------       -------
                                                   $27,831       $23,708
                                                   =======       =======


NOTE D - ASSET PURCHASE

   On January 8, 1997, the Company purchased the assets of Leocor, Inc.
      ("Leocor") and certain other assets directly from a principal shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor is a Texas corporation, based in Houston, Texas, which develops and manufactures angioplasty catheters. No liabilities were assumed in connection with this acquisition. The acquisition was accounted for under the purchase method with the results of operations being included in the Company's consolidated statement of operations from the date of acquisition. The fair value of the intangible assets acquired ($6,543,000), representing technology, trademarks, licenses and know-how, are being amortized on a straight-line basis over fifteen years.

   In connection with this acquisition, the Company also entered into a consulting agreement with the principal shareholder of Leocor for consideration of $200,000. The term of such consulting agreement is for a period of two years from the acquisition date of January 8, 1997.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 1997 and March 2, 1996
                                   (unaudited)


NOTE D - ASSET PURCHASE (continued)

   The Company also entered into an agreement to lease office space from a minority shareholder of Leocor for a period of two years from the acquisition date of January 8, 1997. Minimum future lease commitments under this agreement approximate $188,000.


NOTE E - COMMON STOCK

   Under the 1983 and 1984 Stock Option Plans, options for 10,000 shares were granted at $10.75 per share, options for 93,038 shares were exercised at prices ranging from $4.48 to $9.10 per share and options for 19,934 shares were cancelled at prices ranging from $4.48 to $10.00 per share during the thirty-nine weeks ended March 1, 1997.

   Under the Employee Stock Purchase Plan, 995 shares were purchased at prices ranging from $9.67 to $9.99 per share during the thirty-nine weeks ended March 1, 1997. Total proceeds received by the Company approximated $9,000.


NOTE F - CONTINGENCIES

   The Company is presently a defendant in two unrelated product liability actions. These suits claim damages based upon alleged injuries resulting from the use of one of the Company's products. The actions are in their early stages and while the Company is actively defending against the claims, it is unable to predict their outcome. It should be noted that in one of these actions the Company is one among several defendants and, as such, the Company's liability, if any, is not quantifiable at this time. The Company does not believe that the ultimate outcome in these actions will have a material adverse effect on the consolidated financial statements.

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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 1997 and March 2, 1996
                                   (unaudited)


NOTE G - SUBSEQUENT EVENT

   On March 4, 1997, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, will be distributed on April 21, 1997 to shareholders of record on March 31, 1997.


NOTE H - RECLASSIFICATIONS

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

Quarters ended March 1, 1997 and March 2, 1996
----------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

   The Diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, which remained flat in the quarter, accounted for 80% of sales in the current quarter versus 88% in the comparable period of last year. The AngioDynamics products industry segment includes stent products, angiographic and fluid management products, and thrombolytic products used in the interventional medicine marketplace. AngioDynamics product sales, net of intersegment eliminations, increased 75% in the quarter, and represented 20% of sales in the current quarter versus 12% in the comparable period of the prior year.

   Diagnostic segment results for the current quarter were adversely affected by increased operating expenses of $575,000 and lower gross profits, caused, in part, by increased inventory reserves of $218,000. Diagnostic segment results for both the current quarter and comparative quarter of last year were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. The effects of the relocation will continue to be felt through the first half of next fiscal year, resulting in lower than normal gross profits in this segment.

   AngioDynamics segment results for the current quarter were positively affected by sales growth of 75%, resulting from international and domestic market penetration, offset by increased operating expenses of $809,000. The AngioStent(TM), a device used during coronary procedures, was introduced internationally by the Company in the third quarter of the prior year and was the major contributor to the international sales growth during the current quarter. The AngioDynamics segment incurred an operating loss of $272,000 in the current quarter, as compared to an operating loss of $299,000 in the comparable quarter of the prior year.

     Consolidated Results of Operations
     ----------------------------------

   For the quarter ended March 1, 1997, the Company reported a net loss of $1,046,000, or ($.11) per common share on both a primary and fully diluted basis, as compared to net earnings of $9,000, or $.00 per common share on both a primary and fully diluted basis, for the comparable period of last year.

   Loss from continuing operations for the current quarter was $1,046,000, or ($.11) per common share on both a primary and fully diluted basis, as compared to earnings from continuing operations of $9,000, or $.00 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current quarter were adversely impacted by increased operating expenses in both industry segments of $1,384,000 and by lower Diagnostic gross profits, partially offset by AngioDynamics sales growth.

   Net sales for the quarter ended March 1, 1997 increased 9% as compared to the quarter ended March 2, 1996 due primarily to increased sales of AngioDynamics products of $1,993,000. The AngioDynamics sales growth was due to international market penetration, due primarily to the introduction of the AngioStent, and domestic market penetration. Price increases had no effect on net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 21%, or $1,658,000 in the current quarter versus the comparable period of last year due to increased sales of AngioDynamics products of $1,126,000, contrast systems of $302,000 and non-contrast systems of $230,000.

   Gross profit expressed as a percentage of sales decreased to 37% during the current quarter from 38% in the comparable quarter of the prior year due primarily to increased inventory reserves of $218,000 in the Diagnostic segment. During the current and prior year quarters, gross profit was negatively impacted by unabsorbed overhead costs approximating $689,000 and $692,000, respectively. Such costs were associated with the relocation of a portion of the Company's contrast systems manufacturing operations. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

   Selling and administrative ("S&A") expenses were $8,325,000 during the quarter ended March 1, 1997 versus $7,225,000 during the quarter ended March 2, 1996. This increase of $1,100,000, or 15%, in the current quarter was due to increased AngioDynamics S&A expenses of $772,000 and Diagnostic S&A expenses of 328,000. Increased AngioDynamics S&A expenses can be attributed to expenses supporting the 75% sales increase during the current quarter and increased administrative expenses, partially resulting from the start-up of a facility in Ireland and the acquisition of Leocor.

   Research and development ("R&D") expenditures increased 19% in the current quarter to $1,792,000, or 8% of sales, from $1,508,000, or 7% of sales, in the comparable quarter of the prior year. This increase was due to increased regulatory expenses of $430,000, partially offset by decreased spending of $146,000 related to all other projects. Of the R&D expenditures in the current quarter, approximately 32% relate to general regulatory costs, 29% to contrast systems, 25% to AngioDynamics projects, 3% to immunological projects, and 11% to other projects. R&D expenditures are expected to continue at approximately current levels.

   Other income, net of expenses, decreased $286,000 in the current quarter versus the comparable period of last year due primarily to increased foreign currency exchange losses of $158,000, as well as decreased interest income of $138,000, resulting, in part, from the use of cash reserves to purchase the assets of Leocor.

   For the quarter ended March 1, 1997, the Company's effective tax benefit rate of 26% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, and losses incurred in a foreign jurisdiction subject to lower tax rates, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For the quarter ended March 2, 1996, the Company's unusually high effective tax benefit rate of 105% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For the quarter ended March 2, 1996, the Company's unusually high effective tax benefit rate of 105% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, a $74,000 reversal in the Company's valuation allowance, and tax-exempt interest income, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized.

Thirty-nine weeks ended March 1, 1997 and March 2, 1996
-------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

   Diagnostic product sales, which remained flat during the thirty-nine weeks ended March 1, 1997, accounted for 81% of sales in the current period versus 89% in the comparable period of last year. AngioDynamics product sales, which increased 89% during the thirty-nine weeks ended March 1, 1997, represented 19% of sales in the current period, as compared to 11% in the prior year.

   Diagnostic segment results for the current period were adversely affected by increased operating expenses of $1,152,000 and lower gross profits, due primarily to increased inventory reserves of $582,000 and approximately $499,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

   AngioDynamics segment results for the current period were positively affected by sales growth of 89%, resulting from international and domestic market penetration, partially offset by increased operating expenses of $2,219,000. The AngioStent was the major contributor to the international sales growth during the current period. The AngioDynamics segment incurred an operating loss of $66,000 in the current period, as compared to an operating loss of $862,000 in the comparable period of last year.

   During the comparative period of the prior year, the Company discontinued the operation of its surgical products industry segment when it sold SDI to United States Surgical Corporation. As a result of this sale, the Company recognized a gain, pretax of approximately $25,692,000, after-tax of approximately $19,619,000, or $2.05 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of operations. The surgical products industry segment included the Nucleotome(TM) device, the Ray Threaded Fusion Cage(TM) and other surgical devices and accessories used in spinal surgery.

     Consolidated Results of Operations
     ----------------------------------

   For the thirty-nine weeks ended March 1, 1997, the Company reported a net loss of $290,000, or ($.03) per common share on both a primary and fully diluted basis, as compared to net earnings of $20,665,000, or $2.16 and $2.14 per common share on a primary and fully diluted basis, respectively, for the comparable period of last year. Last year's results included an after-tax gain on the sale of SDI of $19,619,000, or $2.05 and $2.03 per common share on a primary and fully diluted basis, respectively.

   Loss from continuing operations for the current period was $290,000, or ($.03) per common share on both a primary and fully diluted basis, as compared to earnings from continuing operations of $1,255,000, or $.13 per common share on both a primary and fully diluted basis, for the comparable period of last year. Results from continuing operations for the current period were adversely impacted by increased operating expenses in both industry segments of $3,371,000 and by lower Diagnostic gross profits, partially offset by AngioDynamics sales growth.

   Net sales for the thirty-nine weeks ended March 1, 1997 increased 10% as compared to the thirty-nine weeks ended March 2, 1996 due primarily to increased sales of AngioDynamics products of $6,658,000. The AngioDynamics sales growth was due to international market penetration, due primarily to the introduction of the AngioStent, and domestic market penetration. Price increases had no effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., increased 19%, or $4,662,000 in the current period versus the comparable period of last year due to increased sales of AngioDynamics products of $4,451,000 and non-contrast systems of $258,000, partially offset by decreased sales of contrast systems of $47,000.

   Gross profit expressed as a percentage of sales decreased to 39% during the current period from 41% in the comparable period of last year due primarily to increased inventory reserves of $582,000 in the Diagnostic segment and approximately $499,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations.

   S&A expenses were $24,832,000 during the thirty-nine weeks ended March 1, 1997 versus $22,278,000 during the thirty-nine weeks ended March 2, 1996. This increase of $2,554,000, or 11%, in the current period was due to increased AngioDynamics S&A expenses of $1,742,000 and increased Diagnostic S&A expenses of $812,000. Increased AngioDynamics S&A expenses can be attributed to expenses supporting the 89% sales increase during the current period and increased administrative expenses, partially resulting from the start-up of a facility in Ireland and the acquisition of Leocor. The increase in Diagnostic S&A expenses resulted primarily from severance costs of $365,000 during the current period and a gain on the sale of a facility of $145,000 during the comparative prior year period.

   R&D expenditures increased 21% in the current period to $4,767,000, or 7% of sales, from $3,950,000, or 6% of sales, in the comparable prior year period. This increase was due primarily to increased spending of $477,000 relating to AngioDynamics projects and increased regulatory expenses of $470,000. Of the R&D expenditures in the current period, approximately 36% relate to AngioDynamics projects, 31% to contrast systems, 18% to general regulatory costs, 4% to immunological projects, and 11% to other projects.

   Other income, net of expenses, decreased $122,000 versus the comparable period of last year due primarily to increased foreign currency exchange losses of $100,000.

   The Company's effective tax benefit rate of 29% during the thirty-nine weeks ended March 1, 1997 differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, losses incurred in a foreign jurisdiction subject to lower tax rates, and the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income. For the thirty-nine weeks ended March 2, 1996, the Company's unusually low effective tax rate of 4% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

   During the thirty-nine weeks ended March 1, 1997, the purchase of Leocor, capital expenditures and increased inventory levels were funded primarily by cash reserves and proceeds from the issuance of bank debt. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At March 1, 1997, debt (notes payable, current maturities of long-term debt and long-term debt) was $7,518,000 as compared to $1,927,000 at June 1, 1996. The Company has available $12,045,000 under four bank lines of credit of which $5,230,000 was outstanding at March 1, 1997.

   The Company's current policy has been to issue stock dividends. During each third quarter of fiscal years 1994, 1995 and 1996, the Company issued 3% stock dividends.

   Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

   On January 8, 1997, the Company purchased the assets of Leocor, Inc. ("Leocor") and certain other assets directly from a principal shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor is a Texas corporation, based in Houston, Texas, which develops and manufactures angioplasty catheters.

   The purchase of Leocor is a strategic acquisition for the AngioDynamics business segment. Angioplasty catheters are used as a delivery system for the AngioStent and the acquisition enables AngioDynamics to vertically integrate its stent manufacturing capability, as well as to compete in the worldwide angioplasty market.

   At March 1, 1997, approximately 59% of the Company's assets consist of inventories, accounts receivable, debt and equity securities, and cash and cash equivalents. Inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is
3.43 to 1, with net working capital of $45,440,000 at March 1, 1997, as compared to the current ratio of 5.15 to 1, with net working capital of $53,508,000 at June 1, 1996. The decline in both the current ratio and net working capital is a direct result of the purchase of Leocor.

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

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


Item 1.  Legal Proceedings
         -----------------

   During the quarter ended March 1, 1997, the Company was named as a defendant in a product liability action;

   PATRICIA M. HELLER AND WAYNE HELLER, PLAINTIFFS VS. E-Z-EM, INC., A CORPORATION, DEFENDANT, pending in the Court of Common Pleas, Montgomery County, Pennsylvania, filed on February 25, 1997.

   This suit claims damages based upon alleged injuries resulting from the use of one of the Company's products. The action is in its early stages and while the Company is actively defending against the claim, it is unable to predict its outcome. The Company does not believe that the ultimate outcome in this action will have a material adverse effect on the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   At the Annual Meeting of Shareholders held March 5, 1997, the following persons were elected as Directors of the Company:

     Class III Directors:  (until the 1999 Annual Meeting)
     --------------------
          Howard S. Stern
          David P. Meyers

   In this election, 3,405,589 votes were cast for Messrs. Stern and Meyers, 185,001 votes were cast against Messrs. Stern and Meyers, and no shares abstained from voting.

   The following Directors continue in office for the duration of their terms:

     Class I Directors:  (until the 1997 Annual Meeting)
     ------------------
          Michael A. Davis, M.D.
          James L. Katz, CPA, JD
          Daniel R. Martin

     Class II Directors:  (until the 1998 Annual Meeting)
     -------------------
          Paul S. Echenberg
          Donald A. Meyer
          Robert M. Topol

   The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 1997 was approved by a vote of 3,589,391 in favor, 1,199 against, and no shares abstaining.

   A proposed amendment to Section 4.1.1. of the Restated Certificate of Incorporation of the Company to change the requirement for the approval of certain significant matters from sixty-six percent (66%) of the holders of the total issued and outstanding shares of the Company's Class A Common Stock, to sixty-six percent (66%) of the holders of shares of the Company's Class A Common Stock voting on such matters was approved by a vote of 3,344,386 in favor, 5,226 against, and 240,978 shares abstaining.

   A proposed public offering of shares of the Company's wholly-owned subsidiary, AngioDynamics, Inc., as part of a reorganization of the Company whereby the business previously conducted by its AngioDynamics division is separated from the Company was approved by a vote of 3,025,518 in favor, 323,933 against, and 241,139 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------
     No.          Description                                           Page
     ---          -----------                                           ----

     27     Financial data schedule                                      21

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 1, 1997.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           E-Z-EM,Inc.
                                           ---------------------------------
                                           (Registrant)




Date April 15, 1997                        /s/ Daniel R. Martin
     --------------                        ----------------------------------
                                           Daniel R. Martin, President, Chief
                                           Executive Officer and Director




Date April 15, 1997                       /s/Dennis J.Curtin
     --------------                       -----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer