Form 10-K
period 1997-05-31
EZ EM INC
filed 1997-08-29
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 31, 1997           Commission file number 1-11479
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

                      Yes   /X/         No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 4, 1997 was $15,262,000.

On August 4, 1997, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,602,196 shares of the registrant's Class B Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 1997 Annual Meeting of Stockholders to be held October 21, 1997 are incorporated by reference in Part III of this Form 10-K Report.


                              Page 1 of 85
                        Exhibit Index on Page 35

                     E-Z-EM, Inc. and Subsidiaries

                                 INDEX

                                                                          Page
                                                                          ----
PART I:

     Item l.  Business                                                       3

     Item 2.  Properties                                                    14

     Item 3.  Legal Proceedings                                             15

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                                       16


PART II:

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                                   17

     Item 6.  Selected Financial Data                                       18

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 19

     Item 8.  Financial Statements and Supplementary Data                   25

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        25


PART III:

     Item 10. Directors and Executive Officers of the
              Registrant                                                    26

     Item 11. Executive Compensation                                        29

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                         32

     Item 13. Certain Relationships and Related Transactions                34


PART IV:

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           35

                                 PART I


Item 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, has been in business for over 35 years, and has its corporate offices located at 717 Main Street, Westbury N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect physical abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of cardiovascular disease. These products are primarily used by interventional medicine practitioners during minimally invasive diagnostic and surgical procedures. Thirty-nine percent (39%) of the Company's sales are to customers outside the U.S.

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

     The Company's sales of contrast and non-contrast systems, collectively the diagnostic ("Diagnostic") products industry segment, declined 2% during 1997 as compared to 1996.

     The Company manufactures and markets, through AngioDynamics, three differentiated product groups for use during interventional procedures:
CO2/angiography products, therapeutic products and coronary products, collectively the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 1997, AngioDynamics product sales, net of intersegment eliminations (see Note N to the Consolidated Financial Statements included herein), increased 61%, due to international and domestic market penetration. The most significant growth occurred in the sale of AngioStent(TM), a device used during coronary procedures as a treatment for atherosclerosis. The AngioStent, introduced in January 1996, is only marketed internationally. The Company intends to use the base of stent technology to develop stents for the radiology market.

     In January 1997, AngioDynamics acquired certain assets of Leocor, Inc., a developer and manufacturer of percutaneous tansluminal cardiac angioplasty ("PTCA") balloon catheters. A PTCA balloon catheter is used to inflate a narrowing in the arteries of the heart, either by expanding a stent or on a stand-alone basis. This acquisition allows AngioDynamics to vertically integrate the manufacture of its AngioStent and to compete in the worldwide angioplasty market. The PTCA products include the Racer Pico(TM), Racer Select(TM), Pico Runner(TM) and Pico ST II(TM) balloon catheters, each of which is approved for sale internationally (with the Pico Runner cleared for sale in the U.S.). The Company intends to use the base of balloon catheter technology to develop PTA balloon catheters for the radiology market.

     Unless the context requires otherwise, all references herein to a particular year are references to the Company's fiscal year.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include CO2/angiography products, therapeutic products and coronary products used in the interventional medicine marketplace.

     The net sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note N to the Consolidated Financial Statements included herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     DIAGNOSTIC PRODUCTS

     Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Diagnostic products accounted for 82% of net sales in 1997, as compared to 88% in 1996 and 92% in 1995.

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 35 years ago. For over 80 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient of X-rays. In addition, it is inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

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

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in consumable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Contrast systems accounted for 61% of net sales in 1997, as compared to 68% of net sales in 1996 and 72% of net sales in 1995.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Non-contrast systems accounted for 21% of net sales in 1997, as compared to 20% of net sales in both 1996 and 1995.

     The Company's line of diagnostic radiology devices include electromechanical pumps and syringes; needles, trays and ancillary devices used during a variety of diagnostic radiological and ultrasound procedures. This product grouping includes the PercuPump(TM) injection system, which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PercuPump system is comprised of an electromechanical pump and a consumable syringe. Other diagnostic radiology devices include entry needles, biopsy needles, trays and ancillary products used during mammography, amniocentesis and other specialty procedures.

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

     The Company markets a line of X-ray protection equipment featuring Adjust-A-Weight(TM), a patented design concept which allows the wearer to adjust the weight distribution of the protective apron to relieve fatigue. This product line is sold through the same distribution network as the Company's contrast systems.

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

     In May 1996, the Company entered into an agreement with Abbott Laboratories for the international marketing of its physician's office test to detect H. pylori. The agreement covers both serum and whole-blood versions of a simple, highly accurate four-minute test. The tests, manufactured by SmithKline Diagnostics, Inc. ("SKD"), a subsidiary of Beckman Instruments, Inc., are privately labelled under the name FlexPack(TM) HP and sold by Abbott Laboratories ("Abbott") in China, India, other parts of Asia, Eastern Europe and parts of the Middle East and Africa. A prior agreement, between SKD and Abbott, gave Abbott the marketing rights to most of the remainder of the world market. SKD, with whom EPI co-developed the serum and whole blood tests, also markets its own version of the product under the name FlexSure(TM) HP in the U.S. and other selected territories.

     As a result of these agreements, EPI will receive revenue (1) on the sale of products directly to Abbott, (2) from royalties on the sale of products to Abbott by SKD, (3) from royalties on the sale of product by SKD to its distributors and end-users, and (4) from the sale of EPI's patented antigen to SKD for use in both tests. In addition, EPI derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. The Company markets the HM-CAP test through distributors in the U.S. and abroad.

     Sales to Picker International, Inc., which is a distributor of the Company's Diagnostic products, were 15%, 16% and 15% of total net sales during 1997, 1996 and 1995, respectively.

ANGIODYNAMICS PRODUCTS

     The Company, through its wholly-owned subsidiary, AngioDynamics, develops, manufactures and markets a variety of differentiated products and systems for the worldwide interventional medicine marketplace, which is the practice of medicine using traditional diagnostic procedures for therapeutic purposes.

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

     AngioDynamics products accounted for 18% of net sales in 1997, as compared to 12% of net sales in 1996 and 8% of net sales in 1995.

     The Company has focused its efforts in three distinct interventional categories: CO2/angiography products, therapeutic products and coronary products.

     CO2/Angiography Products

     The Company's CO2/angiography products include CO2Ject(TM), a proprietary angiographic system that uses carbon dioxide ("CO2") instead of standard iodinated contrast media, diagnostic catheters and fluid management products. These products are used during studies known as "angiograms", "venograms", and "cardiac catheterizations", which provide images of the human vasculature and blood flow.

     The CO2Ject is comprised of CO2 contrast, an automated injector, a CO2 connection set, a diagnostic catheter and an angioplasty balloon catheter. Since the function of the human vasculature and blood flow system is the transfer and expulsion of CO2 through the respiratory system, the Company believes that CO2 provides a higher degree of safety than iodinated contrast media, which can cause severe allergic reactions in certain patients. The Company also believes that CO2 is more cost effective and provides better images than iodinated contrast media. Currently, the CO2Ject is being sold in Europe, South America, Australia and Asia. To date, there is no automated CO2 system that has received U.S. Food and Drug Administration ("FDA") clearance for sale in the U.S. The Company does not anticipate receiving FDA clearance for the CO2Ject prior to January 1999, at the earliest, and there can be no assurance that such clearance will be obtained at all.

     The Company's diagnostic catheters can be used with traditional angiographic systems using traditional contrast media or CO2. All of the Company's diagnostic catheters are cleared for sale in the U.S. and internationally. The Company's angiographic fluid management products are used to control, administer and contain fluids, such as blood, saline solutions and contrast media, in order to reduce the healthcare worker's contact with them. These products are intended to reduce the potential exposure of the healthcare worker to disease, including HIV and hepatitis. All of the Company's fluid management products are cleared for sale in the U.S. and internationally.

     The Company manufactures four lines of diagnostic catheters, Memory Tip(TM), Memory-Vu(TM), ANGIOPTIC(TM), and Soft-Vu(TM), suitable for diagnosing the complete human vascular system. These catheters are made in 3, 4, 5, and 6 French sizes, with wire braided and non-braided nylon shafts, and are available in over 500 tip configurations and lengths, either as standard catalogue items or made to order through the Company's customization program. All of the Company's angiographic catheters are cleared for sale in the U.S. and internationally.

     The Soft-Vu/Memory-Vu catheter technology incorporates a soft, atraumatic tip that is attached to a more rigid shaft. In addition to being soft, the catheter tips are also easily visualized under fluoroscopy. The Company believes this soft tipped catheter technology offers the physician a safe diagnostic catheter with less propensity to perforate or lacerate an artery or vein.

     The Company has developed a unique catheter line called ANGIOPTIC. The distinguishing characteristic of this product is that the entire catheter is highly visible under fluoroscopy. The catheter is constructed of a proprietary triple-layer extrusion technology.

     The Company has developed two patented needles to address the problem of spurting blood: the Sos Bloodless Entry Needle(TM) and the Pulse-Vu Needle(TM). Both needles have a thin diaphragm within the needle hub. This diaphragm diverts the pressurized column of blood into a clear, flexible side arm tube thus preventing the blood from entering the clinical environment. The special diaphragm has a slit that allows easy passage of a guidewire through the needle hub and needle lumen and into the lumen of the artery. The Company believes its diaphragm technology is proprietary.

     The AngioFill(TM) and AngioFill II Fluid Management Systems(TM) are used to collect and isolate blood and other body fluids. They replace open bowls and garbage disposals which allow blood to splatter in the procedure room. The AngioFill systems also have fluid lines that connect to saline and contrast media bottles. In use, the physicians will aspirate the catheter with a syringe and release the contents in the AngioFill bag. While the syringe is still connected to the AngioFill, the physician will draw fresh saline or contrast media to flush the catheter.

     Therapeutic Products

     The Company's therapeutic line of products is used to dissolve arterial and venous blood clots and is marketed under the name Pulse*Spray(TM). A Pulse*Spray Set includes the PRO(TM) Infusion Catheters, occluding wires, check valves, and bifurcated connecting lines. The Pulse*Spray Set optimizes the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. This improvement has been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three. This represents significant cost savings for the hospital, the patient, and the healthcare system, while reducing the complications associated with the use of larger volumes of the lytic agent. The Pulse*Spray Set is cleared for sale in the U.S. and internationally.

     The Pulse*Spray Injector is designed to be used in conjunction with AngioDynamics' other therapeutic products. This automated injector replaces hand pressure as an injection mechanism and improves the consistency and efficiency of the delivery of lytic agents through various Pulse*Spray Sets and PRO Infusion Catheters. The Pulse*Spray Injector will only accept the Company's manufactured single use components and catheters. It allows the user to deliver a wide range of infusion volumes and times and utilizes state-of-the-art computer technology with a touch screen program to store up to 20 customer-specified programs. Subsequent to year end, the FDA granted AngioDynamics a 510(k) clearance to market the Pulse*Spray Injector in the U.S. The Pulse*Spray Injector is also cleared for sale outside the U.S.

     The Company also acts as the U.S. sales agent for Navarre Biomedical, Ltd. ("Navarre Biomedical"). Navarre Biomedical manufactures percutaneous abscess drainage catheters. Percutaneous abscess drainage involves resolution of pus pockets, pleural effusions and other fluids by inserting the catheter directly into the fluid pocket under fluoroscopic, CT or ultrasound guidance. The percutaneous approach to resolve an abscess avoids the mortality and morbidity associated with a surgical resolution. All Navarre Biomedical drainage products are cleared for sale in the U.S.

     Coronary Products

     The Company's principal coronary product is called the AngioStent. Stents are used to hold open passageways in the body that may have closed or become obstructed as a result of aging, disease, or trauma. Stents are increasingly being used as an alternative to or adjunct to surgical and minimally invasive procedures and drug therapies because they reduce procedure time, patient trauma, hospitalization and recovery time. The Company believes that the coronary AngioStent, introduced in January 1996, provides a competitive advantage over competing stent products and alternative therapies.

     The Company believes AngioStent incorporates a number of unique and proprietary design features that allow the effective treatment of a variety of lesion and vessel types. The AngioStent is constructed from a single strand of platinum alloy wire that is precision formed into a spiraling sinusoidal configuration. This configuration has the wire turn back on itself and attach back at its beginning, thereby forming a longitudinal wire that imparts added strength and stability. The Company believes that its patented stent design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs. The AngioStent is available in a variety of diameters and lengths and is provided pre-mounted on both the over-the-wire and rapid exchange delivery systems. Both of these delivery systems offer advanced features, such as a high pressure balloon and one-step-placement with no necessity for pre-dilation of the target lesion. The AngioStent has been utilized in a variety of coronary applications, including vessels in which other stent procedures have failed, as well as in the treatment of difficult lesions in curved or tortuous vessels. The Company believes the technical features of its proprietary AngioStent systems provide the Company with a number of competitive advantages. The Company intends to use the base of stent technology to develop stents for the radiology market.

     The AngioStent has not yet been cleared by the FDA for sale in the U.S.
and the Company does not anticipate receiving FDA clearance to sell the coronary AngioStent prior to June 2000, if at all.

     In January 1997, AngioDynamics acquired certain assets of Leocor, Inc., a developer and manufacturer of percutaneous tansluminal cardiac angioplasty ("PTCA") balloon catheters. A PTCA balloon catheter is used to inflate a narrowing in the arteries of the heart, either by expanding a stent or on a stand-alone basis. This acquisition allows AngioDynamics to vertically integrate the manufacture of its AngioStent and to compete in the worldwide angioplasty market. The PTCA products include the Racer Pico, Racer Select, Pico Runner and Pico ST II balloon catheters, each of which is approved for sale internationally (with the Pico Runner and Pico ST II cleared for sale in the U.S.). The Company intends to use the base of balloon catheter technology to develop PTA balloon catheters for the radiology market.

     MARKETING

     The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiological needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and Magnetic Resonance Imaging ("MRI") procedures.

     E-Z-EM's contrast systems, laxatives, syringes, X-ray protection equipment and diagnostic radiology devices, such as biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through about 275 distributors, supported by 36 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's contrast systems are also marketed through 127 distributors, including wholly-owned subsidiaries in Canada, the United Kingdom, Japan and Holland. Significant sales are made in Canada, the United Kingdom, Japan, Holland, Italy, Austria, Sweden and Belgium. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name.

     The Company's AngioDynamics products are marketed to interventional radiologists, cardiologists, vascular surgeons and nephrologists. Domestic sales are supported by 19 direct sales employees, while the international marketing effort is conducted through 54 distributors, including 3 wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

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

     The Company competes in the AngioDynamics products segment on the basis of product quality, product innovation, sales, marketing and service effectiveness, and price. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company, focusing on these markets. Those Company products that already have FDA clearance and those Company products that in the future receive FDA clearance will have to compete vigorously for market acceptance and market share.

     Johnson & Johnson Interventional System, Co. ("JJIS"), Schneider, Inc. (a part of Pfizer, Inc.), C.R. Bard, Inc., Cook, Inc., Cordis Corporation, Guidant Corporation, Medtronic, Inc., Biotronik GmbH, Progressive Angioplasty Systems, American Biomed, Inc., Global Therapeutics, Arterial Vascular Engineering, Inc., and Boston Scientific Corporation, among others, currently compete against the Company in the development, production and marketing of stents and stent technology.

     The Company believes that the coronary stent marketed by JJIS has captured in excess of 75% of the U.S. market. The medical indications that can be treated by stents can also be treated by surgery, drugs, or other medical devices, many of which are widely accepted in the medical community.

     The ability to use patents and other proprietary rights to prevent sales by competitors is an important tool in the medical devices industry. JJIS has commenced litigation against Cook, Inc. and Medtronic, Inc. claiming that these companies' products infringe JJIS' patents covering balloon-expandable stents. During 1997, the JJIS/Cook litigation was settled, with the licensing of Cook by JJIS for undisclosed consideration. The Company believes that the AngioStent, which is a balloon-expandable stent, does not infringe upon the JJIS patents, although there can be no assurance that the AngioStent will not be determined to infringe upon the JJIS patents or other patents.

     Within the contrast media market, the Company's CO2Ject system competes with a product offered by Daum GmbH. The Company also competes with companies marketing iodinated contrast agents. These companies include Nycomed Inc., Bracco s.p.a., Schering AG and Mallinckrodt, Inc.

     In the market for diagnostic angiography catheters, the Company's major competitors are Boston Scientific Corporation, Cook, Inc. and Mallinckrodt, Inc.

     The competitive situation in the market for therapeutic products is complex. The first level of competition is the medical profession, where each physician can decide if an artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. The primary competitors in this market are MediTech and Cook, Inc.

     The Company believes that it is perceived as a market leader in the market for blood containment products, where its primary competition comes from Arrow International and Becton-Dickinson. The market for fluid management systems is extremely competitive, with the Company's products being similar to products from NAMIC, Merit, Burron Medical, DeRoyal, Biocore, Advanced Medical Design, Medex and Argon. These products are non-patient contact and, therefore, the barriers to entry, such as regulatory clearance, potential liability, and the need for technical sophistication, are not significant.

     RESEARCH AND DEVELOPMENT

     In addition to its technical staff, consisting of a Medical Director and 51 employees, the Company has consulting arrangements with various physicians who assist E-Z-EM through their independent research and product development. Research and development expenditures totalled $6,881,000, or 7% of net sales, in 1997, as compared to $5,323,000, or 6% of net sales, in 1996 and $6,077,000, or 7% of net sales, in 1995, reflecting the Company's commitment to expansion of its product lines through research and development.

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

     EMPLOYEES

     The Company employs 958 persons, 221 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 139 and 78 employees expire in December 1999 and December 1998, respectively. The Company considers employee relations to be satisfactory.

(d) FINANCIAL INFORMATION REGARDING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company currently derives about 39% of its sales from customers outside the U.S. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 293 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 159 foreign distributors to 87 countries outside of the U.S.

     The net sales and operating profit (loss) of each geographic area and the identifiable assets attributable to each geographic area as well as export sales from domestic operations are set forth in Note N to the Consolidated Financial Statements included herein.


Item 2.  PROPERTIES

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of five buildings, one of which is owned by the Company, containing an aggregate of 209,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. Such facility is currently being leased on a month-to-month basis. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. AngioDynamics Ltd. owns a 20,000 square-foot manufacturing and warehousing facility located in Enniscorthy, Ireland. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation. E-Z-EM Canada also owns a 64,050 square-foot manufacturing and warehousing facility located in Montreal, Canada.


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

     This suit claimed damages based upon alleged injuries resulting from the use of one of the Company's products. During August 1997, the Company settled such action for an amount under its insurance limit and the amount contributed by the Company was not material to its consolidated financial statements.

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

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Effective July 24, 1995, E-Z-EM, Inc. Class A and Class B Common Stock began trading on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. Previously, the Company's Class A and Class B Common Stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market ("Nasdaq") under the symbols "EZEMA" and "EZEMB", respectively. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A and Class B Common Stock as reported by Nasdaq (through July 23, 1995) and the AMEX (from July 24, 1995 through May 31, 1997).

                                       Class A          Class B
                                   ---------------  ---------------
                                     High    Low      High    Low
                                   ------- -------  ------- -------

     Fifty-two weeks ended May 31, 1997
     ----------------------------------

     First Quarter................ $14.13  $10.38   $13.25  $ 9.75
     Second Quarter...............  15.00   10.50    15.25   10.63
     Third Quarter................  13.00   11.00    12.75   11.00
     Fourth Quarter...............  12.13    8.19    11.50    7.63

     Fifty-two weeks ended June 1, 1996
     ----------------------------------

     First Quarter................ $ 8.25  $ 5.25   $ 8.19   $4.25
     Second Quarter...............  13.13    7.13    12.63    6.75
     Third Quarter................  11.13    9.50    10.25    9.19
     Fourth Quarter...............  16.50   10.00    15.38    9.63

     As of August 4, 1997 there were approximately 263 and 344 record holders of the Company's Class A and Class B Common Stock, respectively.

     The Company's current policy has been to issue stock dividends. During the third quarter of fiscal years 1995 and 1996 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends. Future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

Item 6.  SELECTED FINANCIAL DATA

                                   Fifty-two                         Fifty-two
                                  weeks ended      Fifty-three      weeks ended
                             --------------------  weeks ended  ------------------
                              May 31,     June 1,    June 3,    May 28,    May 29,
                               1997        1996       1995*      1994*      1993*
                             --------    --------   --------   --------   --------
                                     (in thousands, except per share data)
Income statement data:
  Net sales ..............   $ 97,324    $ 91,932   $ 88,526   $ 85,645   $ 84,507
  Gross profit ...........     36,570      36,414     36,681     33,617     35,547
  Operating profit (loss)      (4,911)        957      2,837      1,200      2,558
  Earnings (loss) from
    continuing operations
    before income taxes ..     (4,530)      1,940      3,559      1,528      3,888
  Earnings (loss) from
    continuing operations      (3,208)      1,697      2,473        379      2,451
  Net earnings (loss) ....     (3,208)     21,008      1,630        277      1,679
  Earnings (loss) from
    continuing operations
    per common share
      Primary and fully
        diluted (1) ......       (.33)        .17        .26        .04        .26
  Earnings (loss) per
    common share
      Primary (1) ........       (.33)       2.10        .17        .03        .18
      Fully diluted (1) ..       (.33)       2.07        .17        .03        .18
  Cash dividends declared
    per common share .....   $    .00    $    .00   $    .00   $    .00   $    .10
  Weighted average common
    shares
      Primary (1) ........      9,584      10,015      9,360      9,353      9,380
      Fully diluted.(1) ..      9,584      10,127      9,365      9,353      9,383

                              May 31,     June 1,    June 3,    May 28,    May 29,
                               1997        1996       1995       1994       1993
                             --------    --------   --------   --------   --------
                                                 (in thousands)
Balance sheet data:
  Working capital ......     $ 43,115    $ 53,508   $ 33,254   $ 33,088   $ 36,283
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities .........       15,475      23,610      4,447      7,336      8,359
  Total assets .........      100,720      96,037     76,095     71,531     73,252
  Long-term debt, less
    current maturities .          842         680      1,114        586      2,900
  Stockholders' equity .       77,244      80,603     57,890     54,269     55,001

---------------
 * Reclassified to reflect the discontinued operation described in Note C to the Consolidated Financial Statements included herein.

(1) Retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note L to the Consolidated Financial Statements included herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is based on the results of continuing operations of the Company.

     The Company's fiscal years ended May 31, 1997 and June 1, 1996 represent fifty-two weeks and the fiscal year ended June 3, 1995 represents fifty-three weeks.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products.

     The Diagnostic products industry segment accounted for 82% of sales, net of intersegment eliminations (see Note N to the Consolidated Financial Statements included herein) in 1997, as compared to 88% in 1996 and 92% in 1995. This segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 61% of net sales in 1997, as compared to 68% in 1996 and 72% in 1995. Non-contrast system sales accounted for 21% of net sales in 1997, as compared to 20% in both 1996 and 1995.

     Diagnostic segment results for 1997 were adversely affected by lower gross profit and increased operating expenses of $1,523,000. The lower gross profit resulted from increased inventory reserves of $676,000, approximately $558,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations, and sales discounts to group purchasing organizations. The effects of the manufacturing site relocation will continue to be felt through the first half of next fiscal year resulting in lower than normal Canadian gross profit. Increased regulatory costs associated with product validations of $857,000 and severance costs of $365,000 contributed to the increased operating expenses in 1997.

     Diagnostic segment results for 1996 were adversely affected by unabsorbed overhead costs associated with the manufacturing site relocation, as well as by increased selling and marketing expenses in the Company's contrast systems business. Investment in new marketing initiatives and product introductions contributed to the increased selling and marketing expenses.

     Diagnostic segment results for 1995 were positively impacted by improved gross margins, partially offset by increased domestic and international selling and administrative expenses.

     The AngioDynamics products industry segment accounted for 18% of sales, net of intersegment eliminations (see Note N to the Consolidated

Financial Statements included herein) in 1997, as compared to 12% in 1996 and 8% in 1995. This segment includes CO2/angiography products, therapeutic products and coronary products used in the interventional medicine marketplace.

     AngioDynamics segment results for 1997 were adversely affected by increased operating expenses of $4,502,000, partially offset by sales growth of 61%, as compared to 1996. The sales growth was due to continued international and domestic market penetration. The AngioStent(TM), a device used during coronary procedures, was introduced internationally by the Company in the third quarter of 1996 and was the major contributor to the international sales growth in 1997. Increased operating expenses can be attributed to expenses supporting the 61% sales increase in 1997 and increased administrative expenses. Gross profit expressed as a percentage of net sales declined to 42% in 1997, as compared to 48% in 1996, due primarily to start-up costs relating to AngioDynamics' entry into the coronary stent marketplace and increased inventory reserves of $180,000. AngioDynamics incurred operating losses of $3,816,000 in 1997, as compared to operating losses of $1,536,000 in 1996.

     AngioDynamics segment results for 1996 were positively affected by sales growth of 57%, as compared to 1995, coupled with improved manufacturing efficiencies. The sales growth was due to domestic and international market penetration. The AngioStent was the major contributor to the international sales growth in 1996. Gross profit expressed as a percentage of net sales improved to 48% in 1996, as compared to 32% in 1995, due, in large part, to the improved manufacturing efficiencies. AngioDynamics incurred operating losses of $1,536,000 in 1996, as compared to operating losses of $4,603,000 in 1995.

     During 1996, the Company discontinued the operation of its surgical products industry segment when it sold Surgical Dynamics Inc. ("SDI"), its 51%-owned subsidiary, to United States Surgical Corporation. As a result of this sale, the Company recognized a gain, pretax of approximately $25,539,000, after-tax of approximately $19,520,000, or $1.95 per common share on a primary basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of operations. The surgical products industry segment included the Nucleotome(TM) device, the Ray Threaded Fusion Cage(TM) and other surgical devices and accessories used in spinal surgery.

     The net sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note N to the Consolidated Financial Statements included herein.

     CONSOLIDATED RESULTS OF OPERATIONS

     The Company reported a net loss of $3,208,000, or ($.33) per common share on a primary and fully diluted basis for 1997, as compared to net earnings of $21,008,000, or $2.10 and $2.07 per common share on a primary and fully diluted basis, respectively, for 1996, and net earnings of $1,630,000, or $.17 per common share on a primary and fully diluted basis, for 1995. Results for 1996 included an after-tax gain on the sale of SDI of $19,520,000, or $1.95 and $1.93 per common share on a primary and fully diluted basis, respectively.

     Loss from continuing operations for 1997 was $3,208,000, or ($.33) per common share on both a primary and fully diluted basis, as compared to earnings from continuing operations of $1,697,000, or $.17 per common share on both a primary and fully diluted basis, in 1996 and $2,473,000, or $.26 per common share on both a primary and fully diluted basis, in 1995.

     Results from continuing operations for 1997 were adversely impacted by increased operating expenses in both industry segments, as well as reduced gross profit in the Diagnostic segment. In the AngioDynamics segment, increased operating expenses can be attributed to expenses supporting the 61% sales increase in 1997 and increased administrative expenses. In the Diagnostic segment, increased regulatory costs associated with product validations of $857,000 and severance costs of $365,000 contributed to the increased operating expenses in 1997. The lower Diagnostic gross profit resulted from increased inventory reserves of $676,000, increased unabsorbed overhead costs associated with the manufacturing site relocation of approximately $558,000, and sales discounts to group purchasing organizations.

     Results from continuing operations for 1996 were adversely impacted by unabsorbed overhead costs associated with the manufacturing site relocation, as well as by increased selling and marketing expenses in the Company's contrast systems business, and were positively affected by AngioDynamics sales growth and improved AngioDynamics manufacturing efficiencies.

     Results from continuing operations for 1995 were positively impacted by increased sales demand in the AngioDynamics segment, coupled with improved gross profit in the Diagnostic segment, partially offset by increased domestic and international selling and administrative expenses in both industry segments.

     Net sales increased 6%, or $5,392,000, to $97,324,000 in 1997, and increased 4%, or $3,406,000, to $91,932,000 in 1996. Net sales in 1997 were favorably affected by increased sales of AngioDynamics products of $6,740,000 and increased non-contrast systems sales of $1,923,000. The AngioDynamics sales growth was due to international market penetration, due primarily to the introduction of the AngioStent, and domestic market penetration. Net sales in 1997 were adversely affected by a 6% decline in the Company's sales of barium contrast systems. Price increases had no effect on net sales in 1997. Net sales in 1996 were favorably affected by increased AngioDynamics sales of $3,995,000 and increased non-contrast systems sales of $1,148,000. Price increases accounted for approximately .5% of net sales in 1996. The AngioDynamics sales growth was due to domestic and international market penetration. The AngioStent was the major contributor to the international sales growth in 1996. Net sales in 1996 were adversely affected by a decline in the Company's sales of barium contrast systems.

     Net sales in international markets, including direct exports from the U.S., increased 12%, or $3,932,000, to $37,714,000 in 1997 and increased 5%, or $1,744,000, to $33,782,000 in 1996. The 1997 increase was due to increased sales of AngioDynamics products of $3,679,000 and non-contrast systems of $1,825,000, partially offset by decreased sales of contrast systems of $1,572,000. The 1996 increase was due to increased sales of AngioDynamics products of $1,888,000.

     Gross profit expressed as a percentage of net sales was 38% in 1997, as compared to 40% in 1996 and 41% in 1995. Gross profit in 1997 was negatively impacted by approximately $3,037,000 of unabsorbed overhead costs associated with the manufacturing site relocation, increased inventory reserves of $856,000, start-up costs relating to AngioDynamics' entry into the coronary stent marketplace, and sales discounts to group purchasing organizations. Gross profit in 1996 was negatively impacted by approximately $2,479,000 of unabsorbed overhead costs associated with the manufacturing site relocation, and was positively affected by improved AngioDynamics manufacturing efficiencies. Gross profit in 1995 was adversely affected by increased provisions for inventory adjustments, partially offset by sales price increases.

     Selling and administrative ("S&A") expenses were $34,600,000 in 1997, $30,134,000 in 1996 and $27,767,000 in 1995. The increase in 1997 versus 1996 of
$4,466,000, or 15%, was due to increased AngioDynamics S&A expenses of $3,776,000 and increased Diagnostic S&A expenses of $690,000. Increased AngioDynamics S&A expenses can be attributed to expenses supporting the 61% sales increase in 1997 and increased administrative expenses, partially resulting from the write-off of expenses relating to the proposed initial public offering of AngioDynamics, the start-up of a facility in Ireland and the acquisition of Leocor, Inc. ("Leocor"). Increased Diagnostic S&A expenses resulted, in part, from severance costs of $365,000 in 1997. The increase in 1996 versus 1995 of $2,367,000, or 9%, was due primarily to expanded domestic selling and marketing efforts in the Company's contrast systems business approximating $1,361,000 and expanded AngioDynamics selling and marketing efforts both domestically and internationally approximating $1,063,000. Investment in new product introductions and selling and marketing initiatives contributed to the increased selling and marketing expenses in both industry segments.

     Research and development ("R&D") expenditures in 1997 totalled $6,881,000, or 7% of net sales, as compared to $5,323,000, or 6% of net sales, in 1996 and $6,077,000, or 7% of net sales, in 1995. The increase in 1997 versus 1996 of $1,558,000 was due primarily to increased regulatory costs associated with product validations of $857,000 and increased spending of $691,000 relating to AngioDynamics projects. The decline in 1996 versus 1995 of $754,000 was due primarily to reduced spending of $898,000 relating to the overseas commercialization of AngioDynamics' CO2Ject system; reduced spending of $347,000 relating to the commercialization of H. pylori products; partially offset by increased contrast systems spending of $361,000 relating to the development of several new products. Of the R&D expenditures in 1997, approximately 34% relate to AngioDynamics projects, 29% to contrast systems, 4% to immunological projects, 12% to other projects and 21% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totalled $381,000 in 1997, $983,000 in 1996 and $722,000 in 1995. The decline in other income in 1997 versus 1996 was primarily due to increased interest expense of $253,000, resulting from AngioDynamics bank financing, and increased foreign currency exchange losses of $161,000. The improvement in other income in 1996 versus 1995 was primarily due to increased licensing income of $240,000 and increased interest income of $184,000, partially offset by increased currency exchange losses incurred by foreign subsidiaries of $211,000. The increased interest income of $184,000 resulted from the investment of SDI sale proceeds, partially offset by the income recorded in 1995 of $180,000 as a result of the prepayment of an interest-free loan.

     Note G to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 1997, 1996 and 1995. In 1997, the Company's effective tax benefit rate of 29% differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. In 1996, the Company's low effective tax rate of 13% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment and tax-exempt interest income. In 1995, the Company's effective tax rate of 31% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and were partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the purchase of Leocor, capital expenditures and increased inventory levels were funded primarily by cash reserves and proceeds from the issuance of bank debt. During 1996, capital expenditures and increased inventory levels were funded primarily by cash reserves. As a result of the sale of SDI in November 1995, the Company increased its cash reserves by approximately $21,000,000. The proceeds from the sale of SDI were invested in debt securities. During 1995, capital expenditures, primarily related to the acquisition of the previously leased Canadian facility, increased inventory levels and repayments of debt were funded primarily by cash provided by operations and cash reserves. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At May 31, 1997, debt (notes payable, current maturities of long-term debt and long-term debt) was $8,388,000 as compared to $1,927,000 at June 1, 1996. The Company has available $11,965,000 under four bank lines of credit of which $6,392,000 was outstanding at May 31, 1997.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1995 and 1996 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     On January 8, 1997, the Company purchased certain assets of Leocor and certain other assets directly from a principal shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor is a Texas corporation, based in Houston, Texas, which develops and manufactures angioplasty catheters.

     The purchase of Leocor is a strategic acquisition for the AngioDynamics business segment. Angioplasty catheters are used as a delivery system for the AngioStent and the acquisition enables AngioDynamics to vertically integrate its stent manufacturing capability, as well as to compete in the worldwide angioplasty market.

     At May 31, 1997, approximately 59% of the Company's assets consist of inventories, accounts receivable, debt and equity securities, and cash and cash equivalents. Inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is
3.07 to 1, with net working capital of $43,115,000 at May 31, 1997, as compared to the current ratio of 5.15 to 1, with net working capital of $53,508,000 at June 1, 1996. The decline in both the current ratio and net working capital is a direct result of the purchase of Leocor.

     Net capital expenditures, primarily for a facility acquisition and machinery and equipment, were $4,370,000 in 1997, as compared to $4,231,000 in 1996 and $4,812,000 in 1995. Of the 1997 expenditures, approximately $1,900,000 relates to the acquisition, and related improvements, of a manufacturing facility by AngioDynamics' Irish subsidiary. Of the 1996 expenditures, approximately $2,223,000 relates to the purchase of machinery and equipment and facility improvements in connection with the Company's manufacturing site relocation. Of the 1995 expenditures, approximately $2,817,000 relates to the purchase of the land and building housing the manufacturing facilities of the Company's Canadian subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 1998.

     In August 1997, the Company acquired approximately 25% of ITI Medical Technologies, Inc. ("ITI") for $1,300,000, to be paid in three installments over a six month period commencing in August 1997. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 21, 1997, and the information included in the Proxy Statement is incorporated herein by reference.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's officers and directors.

         NAME                AGE                POSITIONS

Howard S. Stern (1)(4)...     66      Chairman of the Board, Director
Daniel R. Martin (1).....     60      President, Chief Executive Officer,
                                        Director
Arthur L. Zimmet.........     61      Senior Vice President - Special Projects
Sandra D. Baron..........     45      Vice President - Human Resources
Craig A. Burk............     44      Vice President - Manufacturing
Joseph A. Cacchioli......     41      Vice President - Controller
Dennis J. Curtin.........     50      Vice President - Chief Financial Officer
Eamonn P. Hobbs..........     44      Vice President - AngioDynamics Division
Joseph J. Palma..........     55      Vice President - Sales and Marketing
Archie B. Williams.......     46      Vice President - Imaging Products
                                        Management
Terry S. Zisowitz........     50      Vice President - Legal and Regulatory
                                        Affairs
Andrew A. Zwarun, PhD....     54      Vice President - MRI
Michael A. Davis, M.D....     56      Medical Director, Technical Director,
                                        Director
Paul S. Echenberg (1)....     53      Chairman of the Board of E-Z-EM Canada,
                                        Director
James L. Katz CPA, JD....     61      Director
  (1)(2)(5)
Donald A. Meyer (3)(4)...     63      Director
David P. Meyers..........     33      Director
Robert M. Topol (1)(2)...     72      Director
  (3)(5)
Peter J. Graham..........     31      Secretary

---------------
(1)   Member of Executive Committee
(2)   Member of Audit Committee
(3)   Member of Nominating Committee
(4)   Member of Compensation Committee
(5)   Member of Finance Committee

     Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Stern is a co-founder of the Company and has served as

Chairman of the Board and Director of the Company since its formation in 1962. Prior to 1994, Mr. Stern also served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President of the Company.

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

     Mr. Curtin has served as Vice President - Chief Financial Officer since 1995, and previously served as Vice President - Finance from 1985 to 1995. Mr. Curtin has been an employee of the Company since 1983.

     Mr. Hobbs has served as Vice President - AngioDynamics Division since 1991, and has been an employee of the Company since 1988.

     Mr. Palma has served as Vice President - Sales and Marketing since 1996, and previously served as Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of the Company since 1994. Prior to joining the Company, Mr. Palma served as Director of Sales for the Imaging Division of Berlex Laboratories (pharmaceutical products) since 1989.

     Mr. Williams has served as Vice President - Imaging Products Management since 1993, and has been an employee of the Company since 1980.

     Ms. Zisowitz has served as Vice President - Legal and Regulatory Affairs since 1995, and previously served as Vice President - Legal Affairs from 1990 to 1995. Ms. Zisowitz has been an employee of the Company since 1989.

     Mr. Zwarun has served as Vice President - MRI since 1992, and has been an employee of the Company since 1987.

     Dr. Davis has served as Medical Director/Technical Director and Director of the Company since January 1997, and previously served as Medical Director and Director of the Company from 1995 to 1996, as Medical Director from 1994 to 1995, and as Associate Medical Director from 1988 to 1993. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980. He is also a director of MacroChem Corp.

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He is the President, Chief Executive Officer and Director of Schroders &

Associates Canada Inc. (investment buy-out advisory services) since January 1997 and Director of Schroders Ventures Ltd. since June 1997. He is also a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He was also a founder and had been a senior partner of BDE Capital Partners (investment banking partnership) from 1992 to 1994. He is also a director of Lallemand Inc., ISG Technologies, Inc., LDI Research Co., Inc., LDI Marketing Co., Inc., Benvest Capital Inc., Colliers MacAuley Nicholl and Huntington Mills (Canada) Ltd. The Company has an investment in ISG Technologies, Inc.

     Mr. Katz has been a director of the Company since 1983. He is a founder and has been a principal of Chapman Partners LLC (investment banking) since its organization in 1995. Previously, he had been the co-owner and President of Ever Ready Thermometer Co., Inc. from its acquisition in 1985 until its sale in 1994. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, including that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc. and Binax.

     Mr. Meyer has been a director of the Company since 1968. He is currently an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana.

     Mr. Meyers has been a director of the Company since November 1996. He is the founder of MedTest Express, Inc., an Atlanta, Georgia provider of contracted laboratory services for home health agencies, and has served as its President and Chief Executive Officer since 1994. For the five years prior to that, Mr. Meyers was the Vice President of Operations at Radiation Care, Inc., an Atlanta, Georgia operator of radiation therapy and diagnostic imaging centers. Mr. Meyers is the son of Dr. Phillip H. Meyers, a former director, officer and holder of over 23% of the outstanding securities of the Company, who died during the past year.

     Mr. Topol has been a director of the Company since 1982. Prior to his retirement in 1994, he served as an Executive Vice President of Smith Barney, Inc. (financial services) for more than five years. He is also a director of First American Health Concepts, Fund for the Aging, City Meals on Wheels, American Health Foundation, State University of New York - Purchase and Redstone Resources Inc.

     Mr. Graham has served as Secretary of the Company since May 1997, and has served as associate general counsel for the Company since February 1997. Previously, he was employed as an attorney by Segal & Lax, P.C., a New York City law firm specializing in commercial and civil litigation, from 1996 through February 1997. From 1992 through 1995, Mr. Graham was a full time law student at the Benjamin N. Cardoza School of Law.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services, in all capacities for 1997, 1996 and 1995, of those persons who were, at the end of 1997, Chief Executive Officer ("CEO") (Daniel R. Martin) and each of the four most highly compensated executive officers of the Company other than the CEO (collectively, the "Named Executive Officers"):

                                  Annual Compensation             Long Term Compensation
                              ---------------------------  -------------------------------------
                                                                      Awards             Payouts
                                                           ----------------------------  -------
                                                 Other
                                                 Annual    Restricted                             All Other
    Name and                                    Compensa-    Stock         Options        LTIP    Compensa-
    Principal         Fiscal  Salary    Bonus   tion (1)     Awards    ----------------  Payouts  tion (4)
    Position           Year    ($)       ($)       ($)        ($)       # (2)    # (3)     ($)       ($)
    ---------         ------  ------    -----   ---------  ----------  -------  -------  -------  ---------

Howard S. Stern,.....  1997  $250,000  $11,538     None       None       None    8.5227    None    $ 7,090
Chairman of the Board  1996   250,000    None      None       None       None     None     None      7,245
                       1995   250,000    None      None       None      76,491    None     None     11,712

Daniel R. Martin,....  1997  $230,000  $ 7,962     None       None       None     None     None    $ 7,270
President and Chief    1996   220,000    None      None       None       None     None     None      9,261
Executive Officer      1995   200,000    None      None       None     120,200    None     None      8,453

Arthur L. Zimmet,....  1997  $153,000  $ 7,062     None       None       None     None     None    $ 7,380
Senior Vice President  1996   153,000    None      None       None       None     None     None      7,760
                       1995   153,000   10,000     None       None      41,524    None     None      7,466

Eamonn P. Hobbs,.....  1997  $176,250  $ 6,058     None       None       None   45.4545    None    $ 7,902
Vice President         1996   170,648    None      None       None       None     None     None      8,021
                       1995   120,000   15,000     None       None      31,689    None     None      5,856

Dennis J. Curtin,....  1997  $144,000  $ 6,646     None       None       None    3.4091    None    $ 7,534
Vice President         1996   144,000    7,500     None       None       None     None     None      7,880
                       1995   144,000   25,000     None       None      41,205    None     None      7,027

---------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 1997, 1996 and 1995 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 1997, 1996 or 1995 or $50,000; such amounts are, therefore, not reflected in the table.

(2) Options are exercisable in Class B Common Stock of the Company and have been retroactively adjusted for the 3% stock dividends described in Note L to the Consolidated Financial Statements.

(3) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(4) For 1997, 1996 and 1995, represents for each of the Named Executive Officers the amounts contributed by the Company under the Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan.

OPTION GRANTS TABLE

     The following table sets forth certain information concerning stock option grants made during 1997 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. All of the options granted during 1997 have an exercise price equal to the fair market value of the Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company, on the date of grant, and expire in ten years. In accordance with SEC disclosure rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company did not grant any stock appreciation rights during 1997.


                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                            Individual Grants                                    Price Appreciation for Option Term
---------------------------------------------------------------------     -------------------------------------------------

                     Number of    % of Total
                    Securities     Options                                          5%                        10%
                    Underlying   Granted to     Exercise                  ----------------------     ----------------------
                     Options      Employees     or Base                    Stock      Potential       Stock      Potential
                     Granted     Fiscal Year     Price     Expiration      Price        Value         Price        Value
      Name           (#) (1)       1997 (3)      ($/Sh)       Date         ($/Sh)         $           ($/Sh)          $
      ----          -----------  -----------    --------   ----------     --------    ----------     --------    ----------
Howard S. Stern...   8.5227 (2)       8.7%       $80,000     3/03/07      $130,312      $428,794     $207,499    $1,086,636

Daniel R. Martin..    None

Arthur L. Zimmet..    None

Eamonn P. Hobbs...  45.4545 (2)      46.4%       $80,000     3/03/07      $130,312    $2,286,907     $207,499    $5,795,403

Dennis J. Curtin..   3.4091 (2)       3.5%       $80,000     3/03/07      $130,312      $171,519     $207,499      $434,657

---------------

(1) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(2) Options are exercisable 20% per year over five years from the date of grant, provided a threshold event occurs or 100% on the ninth anniversary of the grant, if no threshold event occurs. A threshold event is the earlier of (i) fourteen months after either an initial public offering ("IPO") or the spin off of all AngioDynamics stock to the Company's shareholders, or (ii) two months after the occurrence of both an IPO and the spin off of all AngioDynamics stock to the Company's shareholders.

(3) Represents the percentage of total options granted to employees during 1997 and exercisable in Class B Common Stock of AngioDynamics, Inc.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning all exercises of stock options during 1997 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                             Number of
                                             Securities     Value of
                                             Underlying    Unexercised
                                            Unexercised    In-the-Money
                                             Options at     Options at
                                            May 31, 1997   May 31, 1997
                                                (#)          ($) (1)
                                           -------------  -------------

                      Shares       Value   Exercisable/   Exercisable/
                   Acquired on   Realized  Unexercisable  Unexercisable
      Name         Exercise (#)     ($)         (2)            (2)
      ----         ------------  --------  -------------  -------------
Howard S. Stern...     None        None       76,491/        $250,743/
                                               None            None

Daniel R. Martin..     None        None      188,743/        $472,445/
                                               None            None

Arthur L. Zimmet..     None        None       49,402/        $152,442/
                                               None            None

Eamonn P. Hobbs...     None        None       38,442/        $117,871/
                                               None            None

Dennis J. Curtin..     None        None       49,084/        $157,515/
                                               None            None

---------------

(1) Options are "in-the-money" if on May 31, 1997, the market price of the stock exceeded the exercise price of such options. At May 31, 1997, the closing price of the Company's Class A and Class B Common Stock was $8.25 and $7.63, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 31, 1997 and the aggregate exercise price of such options.

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

SEVERANCE ARRANGEMENTS

     The information required by this caption is incorporated by reference to the Company's Proxy Statement under the heading "Severance Arrangements."

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The information required by this caption is incorporated by reference to the Company's Proxy Statement under the heading "Compensation and Stock Option Committee Report on Executive Compensation."

COMMON STOCK PERFORMANCE

     The information required by this caption is incorporated by reference to the Company's Proxy Statement under the heading "Common Stock Performance."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of August 4, 1997, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

 Name and Address of                  Shares             Percent of
  Beneficial Owner              Beneficially Owned         Class
  ----------------              ------------------         -----

Howard S. Stern,................     956,412                23.7
Chairman of the Board,
Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers and estate......     820,806                20.3
of Phillip H. Meyers, M.D.,
former officer and director
401 Emerald Street
New Orleans, LA  70124

Wellington Management Company,..     219,258                 5.4
75 State Street
Boston, MA  02109

Dimensional Fund Advisors, Inc.,     215,575                 5.3
1299 Ocean Avenue
Santa Monica, CA 90401

     The following table sets forth information, as of August 4, 1997, as to the beneficial ownership of the Company's voting Class A and nonvoting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                  Class A                Class B
                           ---------------------  ---------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (2)    Class
  ----------------         ------------  -------  ------------  -------

Howard S. Stern,...........   956,412      23.7    1,271,968      22.4
Chairman of the Board,
Director

David P. Meyers,...........   192,750       4.8      257,842       4.6
Director

Daniel R. Martin,..........    24,389        *       180,581       3.1
President, Chief Executive
Officer, Director

Arthur L. Zimmet,..........    28,750        *        87,304       1.5
Senior Vice President

Robert M. Topol,...........    26,398        *        62,833       1.1
Director

Paul S. Echenberg,.........     3,398        *        72,472       1.3
Chairman of the Board of
E-Z-EM Canada, Director

James L. Katz,.............     3,423        *        52,343        *
Director

Dennis J. Curtin,..........     2,052        *        51,770        *
Vice President

Donald A. Meyer,...........    20,577        *        31,542        *
Director

Eamonn P. Hobbs,...........        50        *        38,450        *
Vice President

Michael A. Davis, M.D.,....      None        *        36,705        *
Medical Director/
Technical Director,
Director

All directors and executive
  officers as a group (18
  persons)................. 1,258,199 (3)  31.0    2,330,181 (4)  36.5
---------------

 *  Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 1997 as follows: Daniel R. Martin (17,389), Robert M.

     Topol (2,898), Paul S. Echenberg (2,898), James L. Katz (2,898) and Donald
     A. Meyer (2,898).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 1997 as follows: Howard S. Stern (76,491), Daniel R. Martin (171,354), Arthur L. Zimmet (49,402), Robert M. Topol (39,035), Paul S. Echenberg (71,816), James L. Katz (50,598), Dennis J. Curtin (49,084), Donald A. Meyer (7,208), Eamonn P. Hobbs (38,442) and Michael A. Davis, M.D. (36,705).

(3) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 1997 totalling 28,981 shares.

(4) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 1997 totalling 776,506 shares.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Betty S. Meyers, a principal shareholder, 2% by other employees of the Company and 46% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, approximated $145,000 during 1997. The lease term expired in June 1996 and is currently being extended on a month-to-month basis.

     The Company has engaged Paul S. Echenberg, a director of the Company, both as a consultant and employee. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $333,000 during 1997.

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $107,000 during 1997.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
(a)  l.  FINANCIAL STATEMENTS

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by
Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants                  38

     Consolidated balance sheets - May 31, 1997 and June 1, 1996         39

     Consolidated statements of operations - fifty-two weeks
          ended May 31, 1997 and June 1, 1996 and fifty-three weeks
          ended June 3, 1995                                             41

     Consolidated statements of stockholders' equity - fifty-two weeks ended May 31, 1997 and June 1, 1996 and fifty-three
          weeks ended June 3, 1995                                       42

     Consolidated statements of cash flows - fifty-two weeks
          ended May 31, 1997 and June 1, 1996 and fifty-three
          ended June 3, 1995                                             43

     Notes to consolidated financial statements                          45

(a)  2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                     71

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a)  3.  EXHIBITS

      3(i)  Certificate of Incorporation                                 72

      3(ii) Amended Bylaws                                               (a)

     10(a)  Agreement and Plan of Merger dated November 7, 1995 among United States Surgical Corporation, USSC
            Acquisition Corporation, Surgical Dynamics Inc.,
            and E-Z-EM, Inc. and Calmed Laboratories, Inc.
            and E-Z-SUB, Inc.                                            (b)

     10(b)  1983 Stock Option Plan                                       (c)

     10(c)  1984 Directors and Consultants Stock Option Plan             (d)

                                                                       Page
                                                                       ----
(a)  3.  EXHIBITS (CONTINUED)

     10(d)  Income Deferral Program                                     (e)

     13     Annual report to security holders                           (f)

     21     Subsidiaries of the Company                                 82

     22     Proxy statement to security holders                         (f)

     23     Consent of Independent Certified Public Accountants         83

     27     Financial Data Schedule                                     84

     99     Report of Independent Certified Public Accountants
                 Other than Principal Accountants                       85
---------------

          (a) Incorporated by reference to Exhibit 3(ii) of the Company's annual report filed on Form 10-K for the fiscal year ended May 28, 1994

          (b) Incorporated by reference to Exhibit 10 of the Company's current report filed on Form 8-K/A dated
               November 22, 1995

          (c) Incorporated by reference to Exhibit 10(a) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

          (d) Incorporated by reference to Exhibit 10(b) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

          (e) Incorporated by reference to Exhibit 10(c) of the Company's annual report filed on Form 10-K for the fiscal year ended May 29, 1993

          (f)  To be filed on a subsequent date

(b)  1.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended May 31, 1997.

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

                                      E-Z-EM, Inc.
                                     ----------------------------------
                                      (Registrant)


Date  August 29, 1997                 /s/ Howard S. Stern
     -----------------               ----------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  August 29, 1997                 /s/ Howard S. Stern
     -----------------               ----------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, Director


Date  August 29, 1997                 /s/ Daniel R. Martin
     -----------------               ----------------------------------
                                      Daniel R. Martin, President,
                                      Chief Executive Officer, Director


Date  August 29, 1997                 /s/ Dennis J. Curtin
     -----------------               ----------------------------------
                                      Dennis J. Curtin, Vice President-
                                      Chief Financial Officer


Date  August 29, 1997                 /s/ Michael A. Davis
     -----------------               ----------------------------------
                                      Michael A. Davis, Director


Date  August 29, 1997                 /s/ Paul S. Echenberg
     -----------------               ----------------------------------
                                      Paul S. Echenberg, Director


Date  August 25, 1997                 /s/ James L. Katz
     -----------------               ----------------------------------
                                      James L. Katz, Director


Date  August 25, 1997                 /s/ Donald A. Meyer
     -----------------               ----------------------------------
                                      Donald A. Meyer, Director


Date  August 26, 1997                 /s/ Robert M. Topol
     -----------------               ----------------------------------
                                      Robert M. Topol, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of May 31, 1997 and June 1, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended May 31, 1997 and June 1, 1996 and the fifty-three weeks ended June 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting approximately 15% in 1997 and 16% in 1996 and net sales constituting approximately 10% in 1997, 12% in 1996 and 13% in 1995 of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 31, 1997 and June 1, 1996, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 31, 1997 and June 1, 1996 and the fifty-three weeks ended June 3, 1995, in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                     GRANT THORNTON LLP
                                     Certified Public Accountants



Melville, New York
August 5, 1997

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                          May 31,        June 1,
          ASSETS                                           1997           1996
                                                          ------         ------

CURRENT ASSETS
  Cash and cash equivalents                             $  4,484       $  3,363
  Debt and equity securities                              10,991         20,247
  Accounts receivable, principally
    trade, net of allowance for
    doubtful accounts of $930 in
    1997 and $527 in 1996                                 16,971         16,152
  Inventories                                             27,351         23,708
  Other current assets                                     4,147          2,936
                                                         -------         ------
      Total current assets                                63,944         66,406

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                            23,418         21,823

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  amortization of $447 in 1997 and
  $411 in 1996                                               489            558

INTANGIBLE ASSETS, less accumulated
  amortization of $594 in 1997 and
  $345 in 1996                                             7,057            767

DEBT AND EQUITY SECURITIES                                 2,081          3,647

OTHER ASSETS                                               3,731          2,836
                                                         -------         ------
                                                        $100,720        $96,037
                                                         =======         ======





The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)


                                                           May 31,       June 1,
   LIABILITIES AND STOCKHOLDERS' EQUITY                     1997          1996
                                                           ------        ------

CURRENT LIABILITIES
  Notes payable                                          $  7,029       $   979
  Current maturities of long-term debt                        517           268
  Accounts payable                                          6,168         5,095
  Accrued liabilities                                       6,829         6,218
  Accrued income taxes                                        286           338
                                                          -------        ------
      Total current liabilities                            20,829        12,898

LONG-TERM DEBT, less current maturities                       842           680

OTHER NONCURRENT LIABILITIES                                1,805         1,856

COMMITMENTS AND CONTINGENCIES
                                                          -------        ------
      Total liabilities                                    23,476        15,434
                                                          -------        ------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares; issued, none         -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding, 4,035,346
      shares in 1997 and 1996                                 403           403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding, 5,600,883
      shares in 1997 and 5,199,615 shares
      in 1996                                                 560           520
  Additional paid-in capital                               19,073        15,165
  Retained earnings                                        57,087        63,347
  Unrealized holding gain on debt and equity
    securities                                              1,332         2,360
  Cumulative translation adjustments                       (1,211)       (1,192)
                                                          -------        ------
      Total stockholders' equity                           77,244        80,603
                                                          -------        ------
                                                         $100,720       $96,037
                                                          =======        ======







The accompanying notes are an integral part of these statements.

                       E-Z-EM, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                   Fifty-two      Fifty-two     Fifty-three
                                                  weeks ended    weeks ended    weeks ended
                                                     May 31,        June 1,        June 3,
                                                      1997           1996           1995*
                                                    --------       --------       ---------
Net sales                                            $97,324        $91,932        $88,526

Cost of goods sold                                    60,754         55,518         51,845
                                                      ------         ------         ------
      Gross profit                                    36,570         36,414         36,681
                                                      ------         ------         ------
Operating expenses
  Selling and administrative                          34,600         30,134         27,767
  Research and development                             6,881          5,323          6,077
                                                      ------         ------         ------
    Total operating expenses                          41,481         35,457         33,844
                                                      ------         ------         ------
      Operating profit (loss)                         (4,911)           957          2,837

Other income (expense)
  Interest income                                        830            735            551
  Interest expense                                      (517)          (264)          (286)
  Other, net                                              68            512            457
                                                       -----          -----          -----
      Earnings (loss) from continuing
        operations before income taxes                (4,530)         1,940          3,559

Income tax provision (benefit)                        (1,322)           243          1,086
                                                       -----          -----          -----
      Earnings (loss) from
        continuing operations                         (3,208)         1,697          2,473

Discontinued operation:
  Losses from operations, net of
    income tax provision of $10 and
    $142 in 1996 and 1995, respectively                                (209)          (843)
  Gain on sale, net of income tax
    provision of $6,019                                              19,520
                                                       -----         ------          -----
      NET EARNINGS (LOSS)                            $(3,208)       $21,008         $1,630
                                                       =====         ======          =====
Primary earnings (loss) per common share
  Continuing operations                                $(.33)          $.17           $.26
  Discontinued operation                                 .00           1.93           (.09)
  Total operations                                      (.33)          2.10            .17

Fully diluted earnings (loss) per common share
  Continuing operations                                $(.33)          $.17           $.26
  Discontinued operation                                 .00           1.90           (.09)
  Total operations                                      (.33)          2.07            .17

* Reclassified to reflect the discontinued operation.

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Fifty-two weeks ended May 31, 1997 and June 1, 1996
                    and fifty-three weeks ended June 3, 1995
                        (in thousands, except share data)

                                                                                                 Unrealized
                                   Class A               Class B                                holding gain
                                 common stock          common stock      Additional                on debt     Cumulative
                              -----------------    -------------------     paid-in     Retained   and equity   translation
                               Shares    Amount     Shares      Amount     capital     earnings   securities   adjustments   Total
                              ---------  ------    ---------    ------    ----------   --------   ----------   -----------  -------

Balance at May 28, 1994       4,032,532   $403     4,528,680     $453      $10,505     $44,414      $  -       $(1,506)     $54,269

Unrealized holding gain on
  debt and equity securities
  at May 29, 1994                                                                                    3,531                    3,531
Issuance of stock                                        270                     1                                                1
3% common stock dividend                             256,512       26        1,064      (1,091)                                  (1)
Net earnings                                                                             1,630                                1,630
Unrealized holding loss on
  debt and equity securities                                                                        (1,745)                  (1,745)
Foreign currency translation
  adjustments                                                                                                      205          205
                              ---------    ---     ---------      ---       ------      ------       -----       -----       ------
Balance at June 3, 1995       4,032,532    403     4,785,462      479       11,570      44,953       1,786      (1,301)      57,890

Exercise of stock options         2,813              145,369       14          759                                              773
Income tax benefits on
  stock options exercised                                                      246                                              246
Issuance of stock                     1                  933                     5                                                5
3% common stock dividend                             267,851       27        2,585      (2,614)                                  (2)
Net earnings                                                                            21,008                               21,008
Unrealized holding gain on
  debt and equity securities                                                                           574                      574
Foreign currency translation
  adjustments                                                                                                      109          109
                              ---------    ---     ---------      ---       ------      ------       -----       -----       ------
Balance at June 1, 1996       4,035,346    403     5,199,615      520       15,165      63,347       2,360      (1,192)      80,603

Exercise of stock options                            117,919       12          600                                              612
Income tax benefits on
  stock options exercised                                                      261                                              261
Compensation related to
  stock option plans                                                             2                                                2
Issuance of stock                                      3,022                    24                                               24
3% common stock dividend                             280,327       28        3,021      (3,052)                                  (3)
Net loss                                                                                (3,208)                              (3,208)
Unrealized holding loss on
  debt and equity securities                                                                        (1,028)                  (1,028)
Foreign currency translation
  adjustments                                                                                                      (19)         (19)
                              ---------    ---     ---------      ---       ------      ------       -----       -----       ------
Balance at May 31, 1997       4,035,346   $403     5,600,883     $560      $19,073     $57,087      $1,332     $(1,211)     $77,244
                              =========    ===     =========      ===       ======      ======       =====       =====       ======

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                             Fifty-two       Fifty-two       Fifty-three
                                            weeks ended     weeks ended      weeks ended
                                              May 31,         June 1,          June 3,
                                               1997            1996             1995
                                             --------        --------         --------
Cash flows from operating activities:
  Net (loss) earnings                          $(3,208)        $21,008           $1,630
  Adjustments to reconcile net (loss)
    earnings to net cash (used in)
    provided by operating activities
      Depreciation and amortization              3,037           2,552            2,800
      Provision for doubtful accounts              451             176               91
      Gain on disposal of business                             (25,539)
      Loss (gain) on sale of assets                  2            (193)
      Minority share of subsidiary's
        operations                                                (200)            (810)
      Deferred tax (benefit) provision            (147)             60              282
      Other non-cash items                          20
      Changes in operating assets
        and liabilities, net of
        acquisition and disposition
          Accounts receivable                   (1,270)           (907)             142
          Inventories                           (3,421)         (3,123)          (3,833)
          Other current assets                  (1,111)           (446)            (305)
          Other assets                            (137)           (754)             128
          Accounts payable                       1,073            (312)           2,319
          Accrued liabilities                      608             905              312
          Accrued income taxes                     (54)             22             (107)
          Other noncurrent liabilities             (25)            168              190
                                                ------          ------            -----
            Net cash (used in) provided
              by operating activities           (4,182)         (6,583)*          2,839
                                                ------          ------            -----
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                   (4,370)         (4,231)          (4,812)
  Acquisition of business                       (7,096)
  Proceeds from disposal of business                            26,785
  Proceeds from sale of assets                     114             485
  Held-to-maturity securities
    Purchases                                                 (104,253)          (1,958)
    Proceeds from maturity                                     105,846            1,964
  Available-for-sale securities
    Purchases                                  (22,735)        (39,750)             (31)
    Proceeds from sale                          31,998          19,995
                                                ------          ------            -----
      Net cash (used in) provided by
        investing activities                    (2,089)          4,877           (4,837)
                                                ------          ------            -----

*Includes income taxes paid on the disposition of Surgical Dynamics Inc. of approximately $6,019.

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                             (in thousands)

                                                      Fifty-two      Fifty-two    Fifty-three
                                                     weeks ended    weeks ended   weeks ended
                                                       May 31,       June 1,       June 3,
                                                        1997          1996          1995
                                                      --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of debt                         $7,592        $1,121        $1,686
  Repayments of debt                                     (1,023)         (910)       (3,374)
  Proceeds from issuance of loan
    by minority shareholder                                               238           258
  Proceeds from exercise of stock
    options, including related
    income tax benefits                                     873         1,019
  Proceeds from issuance of stock in
    connection with the stock
    purchase plan                                            24             5             1
                                                          -----         -----         -----
      Net cash provided by (used in)
        financing activities                              7,466         1,473        (1,429)
                                                          -----         -----         -----
Effect of exchange rate changes on
  cash and cash equivalents                                 (74)         (366)          538
                                                          -----         -----         -----
      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                              1,121          (599)       (2,889)

Cash and cash equivalents
  Beginning of year                                       3,363         3,962         6,851
                                                          -----         -----         -----
  End of year                                            $4,484        $3,363        $3,962
                                                          =====         =====         =====

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                           $  398        $  136        $  201
                                                          =====         =====         =====
      Income taxes (net of $686,
        $508 and $449 in refunds
        in 1997, 1996 and 1995,
        respectively)                                    $    6        $6,319        $  674
                                                          =====         =====         =====





The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

  Basis of Consolidation
  ----------------------
  The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries (the "Company"). Surgical Dynamics Inc.
    ("SDI"), a former 51%-owned subsidiary, has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for 1996 and 1995 in the accompanying consolidated statements of operations. The discontinued operation has not been segregated in the accompanying statements of consolidated cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect physical abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of cardiovascular disease.

  Operations outside the U.S. are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary manufacturing products located in Puerto Rico; a subsidiary manufacturing and marketing products located in Japan; a subsidiary promoting and distributing products located in Holland; a subsidiary promoting and distributing products located in the United Kingdom; and a subsidiary manufacturing products located in Ireland.

  Fiscal Year
  -----------
  The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 1997 and 1996 ended on May 31, 1997 and June 1, 1996, respectively, for reporting periods of fifty-two weeks and fiscal year 1995 ended on June 3, 1995 for a reporting period of fifty-three weeks.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Cash and Cash Equivalents
  -------------------------
  The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are certificates of deposit and Eurodollar investments of $2,443,000 and $1,796,000 at May 31, 1997 and June 1, 1996, respectively.
    The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $1,141,000 and $1,101,000 at May 31, 1997 and June 1, 1996, respectively.

  Debt and Equity Securities
  --------------------------
  Debt and equity securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of the related tax effects. Cost is determined using the specific identification method.

  Inventories
  -----------
  Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

  Property, Plant and Equipment
  -----------------------------
  Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense from continuing operations was $2,721,000, $2,308,000 and $2,273,000 in 1997, 1996 and 1995, respectively.

  Cost in Excess of Fair Value of Net Assets Acquired
  ---------------------------------------------------
  The cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over 5 and 40 year periods. Amortization from continuing operations was $64,000, $73,000 and $70,000 in 1997, 1996 and 1995, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Intangible Assets
  -----------------
  Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from five to fifteen and one-half years. Amortization from continuing operations was $252,000, $47,000 and $44,000 in 1997, 1996 and 1995, respectively.

  On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets.

  Income Taxes
  ------------
  Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Earnings (Loss) Per Common Share
  --------------------------------
  Primary and fully diluted earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are excluded from both the primary and fully diluted calculations for 1997, since their inclusion would be antidilutive, and included in both the primary and fully diluted calculations for 1996 and 1995.

  The weighted average number of common shares used was:

                                     1997         1996         1995
                                    ------       ------       ------
    Primary                       9,583,810   10,015,034    9,360,202
    Fully diluted                 9,583,810   10,127,352    9,365,214

  The weighted average number of common shares and the per share amounts for all periods presented have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note L.

  In February 1997, the Financial Accounting Standards Board issued Statement of
    Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the consolidated financial statements.

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

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE B - ASSET PURCHASE

  On January 8, 1997, the Company purchased certain assets of Leocor, Inc.
    ("Leocor") and certain other assets directly from a principal shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor is a Texas corporation, based in Houston, Texas, which develops and manufactures angioplasty catheters. No liabilities were assumed in connection with this acquisition. The acquisition was accounted for under the purchase method with the results of operations being included in the Company's consolidated statement of operations from the date of acquisition. The fair values of the intangible assets acquired ($6,543,000), representing technology, trademarks, licenses and know-how, are being amortized on a straight-line basis over fifteen years.

  In connection with this acquisition, the Company also entered into a consulting agreement with the principal shareholder of Leocor for consideration of $200,000. The term of such consulting agreement is for a period of two years from the acquisition date of January 8, 1997.

  The following unaudited pro forma information has been prepared assuming
    Leocor had been acquired as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on the acquisition debt and related income tax effects. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates.

  Pro Forma Information (Unaudited)

                                                   1997         1996
                                                  ------       ------
                                                    (in thousands,
                                                 except per share data)

    Net sales                                    $97,882      $92,905
    Earnings (loss) from continuing
      operations                                  (3,651)         826
    Earnings (loss) per common share
      from continuing operations:
        Primary and fully diluted                   (.38)         .08

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE C - DISCONTINUED OPERATION

  On November 22, 1995 (the "Closing Date"), E-Z-EM, Inc. completed the sale of all of the capital stock of SDI held by E-Z-EM, Inc. through its subsidiary, E-Z-SUB, Inc., (collectively, the "Company") to United States Surgical Corporation ("USSC") pursuant to the terms of an Agreement and Plan of Merger Agreement dated November 7, 1995 (the "Merger Agreement") by and among USSC, USSC Acquisition Corporation, SDI, CalMed Laboratories, Inc. ("CalMed") and the Company. As of the Closing Date, the Company owned 51% (approximately 47% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI and CalMed, a company not affiliated with E-Z-EM, Inc., owned 49% (approximately 45% on a fully diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI. The aggregate consideration paid for SDI was $59,900,000 in cash, which amount included repayment by USSC of $200,000 of loans owed by SDI to its shareholders. After closing costs and payments made to option holders, the Company received, at closing, cash proceeds of $27,073,000 for the sale of its interest in SDI. In addition, $510,000 of the consideration payable to the Company is being held back by USSC as a nonexclusive source of indemnification for breaches of representations and warranties, and to the extent not drawn upon, will be repaid to the Company two years after the Closing Date. As a result of this sale, the Company recognized a gain, pretax, of approximately $25,539,000, after-tax of approximately $19,520,000, or $1.95 per common share on a primary basis. The effective tax rate of 24% on the gain on the sale of SDI differs from the Federal statutory tax rate of 35% due primarily to the utilization of previously unrecorded tax loss and tax credit carryforwards.

  SDI is a manufacturer of minimally invasive surgical devices for the spine, including the Nucleotome(TM) for use in percutaneous diskectomy and the Ray Threaded Fusion Cage(TM) spine implants for use in interbody fusions.

  SDI has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for 1996 and 1995 in the accompanying consolidated statements of operations. Revenues attributable to the SDI operations were approximately $3,475,000 for the period June 4, 1995 through November 22, 1995 and $9,071,000 for the fiscal year ended June 3, 1995. Changes in operating assets and liabilities reflected in the consolidated statements of cash flows include amounts pertaining to the operations of SDI.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE D - DEBT AND EQUITY SECURITIES

  Debt and equity securities at May 31, 1997 consist of the following:

                                                            Unrealized
                                    Amortized      Fair       holding
                                      cost        value     gain (loss)
                                    ---------     -----     -----------
                                              (in thousands)
    Current
    -------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Debt securities           $10,660      $10,660
          Equity securities             250          250
          Other                          81           81
                                     ------       ------
                                    $10,991      $10,991
                                     ======       ======

    Noncurrent
    ----------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities          $1,669       $2,080         $411
          Other                           1            1
                                      -----        -----          ---
                                     $1,670       $2,081         $411
                                      =====        =====          ===

                          E-Z-EM, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE D - DEBT AND EQUITY SECURITIES (continued)

  Debt and equity securities at June 1, 1996 consist of the following:

                                                            Unrealized
                                    Amortized      Fair       holding
                                      cost        value     gain (loss)
                                    ---------     -----     -----------
                                              (in thousands)
    Current
    -------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Debt securities           $19,787      $19,776       $  (11)
          Equity securities             398          376          (13)
          Other                          95           95
                                     ------       ------        -----
                                    $20,280      $20,247       $  (24)
                                     ======       ======        =====

    Noncurrent
    ----------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities          $1,675       $3,646       $1,971
          Other                           1            1
                                      -----        -----        -----
                                     $1,676       $3,647       $1,971
                                      =====        =====        =====


NOTE E - INVENTORIES

  Inventories consist of the following:

                                                  May 31,      June 1,
                                                   1997         1996
                                                  -------      -------
                                                     (in thousands)

    Finished goods                               $14,170      $13,157
    Work in process                                1,639        1,159
    Raw materials                                 11,542        9,392
                                                  ------       ------
                                                 $27,351      $23,708
                                                  ======       ======

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE F - PROPERTY, PLANT AND EQUIPMENT, AT COST

  Property, plant and equipment are summarized as follows:

                                   Estimated
                                    useful        May 31,      June 1,
                                     lives         1997         1996
                                   ---------      -------      -------
                                                     (in thousands)

    Building and building
      improvements              10 to 39 years   $13,642      $11,661
    Machinery and equipment      2 to 10 years    25,930       24,008
    Leasehold improvements       Term of lease     1,610        1,568
                                                  ------       ------
                                                  41,182       37,237
    Less accumulated depreciation
      and amortization                            21,293       18,903
                                                  ------       ------
                                                  19,889       18,334
    Land                                           3,529        3,489
                                                  ------       ------
                                                 $23,418      $21,823
                                                  ======       ======


NOTE G - INCOME TAXES

  Income tax expense (benefit) from continuing operations analyzed by category and by income statement classification is summarized as follows:

                                      1997         1996         1995
                                     ------       ------       ------
                                              (in thousands)
    Current
      Federal                       $  (724)        $413       $    1
      State and local                    54           31           60
      Foreign                          (505)        (261)         877
                                      -----          ---        -----
        Subtotal                     (1,175)         183          938

    Deferred                           (147)          60          148
                                      -----          ---        -----
        Total                       $(1,322)        $243       $1,086
                                      =====          ===        =====

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE G - INCOME TAXES (continued)

  Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:


                                                         May 31,         June 1,
                                                          1997            1996
                                                         -------         -------
                                                            (in thousands)
Deferred tax assets
  Difference between book and tax basis
    in investment sold to Canadian
    subsidiary                                           $1,137          $1,137
  Tax credit carryforwards                                  477             638
  Tax operating loss carryforwards                          313             372
  Expenses incurred not currently
    deductible                                            1,321           1,191
  Unrealized investment losses                              962             722
  Deferred compensation costs                               554             547
  Inventories                                               412             291
  Other                                                     132              89
                                                          -----           -----
    Gross deferred tax asset                              5,308           4,987
                                                          -----           -----
Deferred tax liabilities
  Excess tax over book depreciation                       1,096           1,074
  Unrealized investment gains                                41             305
  Tax on unremitted profits of Puerto
    Rican subsidiary                                         76              67
  Other                                                      60              86
                                                          -----           -----
    Gross deferred tax liability                          1,273           1,532

Valuation allowance                                      (2,945)         (3,040)
                                                          -----           -----
    Net deferred tax asset                               $1,090          $  415
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

  During 1996, the Company utilized tax operating and capital losses, tax credit and AMT credit carryforwards of approximately $8,279,000, $596,000 and $121,000, respectively, in connection with the sale of SDI described in Note C.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE G - INCOME TAXES (continued)

  If not utilized, the tax operating loss carryforwards will expire in various amounts over the years 1998 through 2010. The tax credit carryforwards will expire in various amounts over the years 1998 through 2003.

  Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

  At May 31, 1997, undistributed earnings of certain foreign subsidiaries aggregated $12,529,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practical to estimate the amount of U.S. tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $626,000.

  Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                  May 31,      June 1,
                                                   1997         1996
                                                  -------      -------
                                                     (in thousands)

      Current - Accrued income taxes              $ (103)       $(118)
      Noncurrent - Other assets                    1,193          533
                                                   -----         ----
        Net deferred tax asset                    $1,090        $ 415
                                                   =====         ====

  Earnings (loss) from continuing operations before income taxes for U.S. and international operations consist of the following:

                                      1997         1996         1995
                                     ------       ------       ------
                                              (in thousands)

      U.S.                          $(1,977)      $2,280       $  805
      International                  (2,553)        (340)       2,754
                                      -----        -----        -----
                                    $(4,530)      $1,940       $3,559
                                      =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE G - INCOME TAXES (continued)

  The Company's consolidated income tax provision (benefit) has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings (loss) from continuing operations before income taxes for the following reasons:

                                              1997          1996          1995
                                             ------        ------        ------
                                                       (in thousands)

Income tax provision (benefit)              $(1,322)         $243        $1,086
Effect of:
  State income taxes, net of
    Federal tax benefit                         (34)          (21)          (22)
  Research and development credit                75            95            24
  Earnings of the Puerto Rican
    subsidiary, net of Puerto
    Rico Corporate tax and
    Tollgate tax                                214           348           373
  Earnings of the Foreign Sales
    Corporation                                   7            16
  Tax-exempt portion of
    investment income                           202           137             7
  Nondeductible expenses                       (269)         (251)         (138)
  Losses of entities generating
    no current tax benefit                     (380)          (79)          (83)
  Utilization of tax operating
    and capital loss
    carryforwards                                              61
  Change in valuation allowance                (100)           74
  Other                                          67            56           (37)
                                              -----           ---         -----
Income tax provision (benefit)
  at statutory tax rate of 34%
  in 1997, 35% in 1996 and 34%
  in 1995                                   $(1,540)         $679        $1,210
                                              =====           ===         =====

  The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

  The U.S. Federal income tax returns of the Company through May 29, 1993 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE H - DEBT

  Short-term debt consists of the following:

                                                  May 31,      June 1,
                                                   1997         1996
                                                  -------      -------
                                                     (in thousands)

    Bank, lines of credit
      7.16% to 7.25% (1)                          $5,000
      7.75% (2)                                      846
      4.75% (3)                                      546
      6.50% (3)                                                  $287
    Japanese bank
      2.63% note (4)                                 430          462
    Other financial institutions
      5.99% note, unsecured                          207
      6.12% note, unsecured                                       230
                                                   -----          ---
                                                  $7,029         $979
                                                   =====          ===

  Long-term debt consists of the following:

                                                  May 31,      June 1,
                                                   1997         1996
                                                  -------      -------
                                                     (in thousands)

    Japanese bank loans, due December 1998
      through August 2003, 1.45% to 4.10% (4)     $  754         $948
    Canadian bank loan, due November 1999,
      5.25% (5)                                      605
                                                   -----          ---
                                                   1,359          948
    Less current maturities                          517          268
                                                   -----          ---
                                                  $  842         $680
                                                   =====          ===

  (1) AngioDynamics has available $5,000,000 under this unsecured line of credit with a bank, which is guaranteed by the Company and expires on November 30, 1997.

  (2) AngioDynamics' Irish subsidiary has available $1,514,200 (Irish Punts 1,000,000) under this unsecured line of credit with a bank, which is guaranteed by the Company and expires on November 17, 1997.

 (3) The Company's Canadian subsidiary has available $1,451,000 (Canadian $2,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and expires on

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE H - DEBT (continued)

      September 30, 1997.

  (4) Collateralized by property, plant and equipment having a net carrying value of $1,900,000 at May 31, 1997.

  (5) Collateralized by accounts receivable and $726,000 (Canadian $1,000,000) in machinery and equipment.

  The Company also has available $4,000,000 under an unsecured line of credit with a bank, which expires on November 30, 1997. At May 31, 1997, no amounts were outstanding under this line of credit.

  The Company believes that the carrying amount of its debt approximates the fair value as the variable interest rates approximate current prevailing interest rates.

  During 1997 and 1996, the weighted average interest rates on short-term debt were 6.19% and 5.93%, respectively.


NOTE I - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                  May 31,      June 1,
                                                   1997         1996
                                                  -------      -------
                                                     (in thousands)

    Payroll and related expenses                  $3,006       $3,146
    Accrued sales rebates                          1,940        1,040
    Other                                          1,883        2,032
                                                   -----        -----
                                                  $6,829       $6,218
                                                   =====        =====


NOTE J - RETIREMENT PLANS

  E-Z-EM, Inc. and certain domestic subsidiaries ("E-Z-EM") provide pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 1997, 1996 and 1995, profit-sharing contributions were $507,000, $468,000 and $464,000, respectively, and 401(k) matching contributions were $328,000, $316,000 and $292,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE J - RETIREMENT PLANS (continued)

  E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through a Defined Contribution Plan. In 1997, 1996 and 1995, contributions were $55,000, $45,000 and $53,000, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

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

  During August 1997, the Company settled a product liability action in which it had been a defendant. Such action was settled for an amount under the Company's insurance limit and the amount contributed by the Company was not material to its consolidated financial statements.

  The Company has been sued by Olympia Holding Corporation p/k/a P-I-E
    Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the U.S. Bankruptcy Court for the Middle District of Florida. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds recovery - for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company will vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.

                     E-Z-EM, Inc. and Subsidiaries

              May 31, 1997, June 1, 1996 and June 3, 1995


NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

  The Company leases several facilities from related parties. During 1997, 1996 and 1995, aggregate rental costs under all operating leases from continuing operations, which primarily consist of facility rentals, were approximately $1,216,000, $1,131,000 and $1,041,000, respectively, of which approximately $197,000, $202,000 and $205,000 were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 31, 1997, are summarized as follows:

                                                          Related
                                             Total         party
                                            leases        leases
                                            ------        -------
                                                (in thousands)

                    1998                    $  889          $ 84
                    1999                       559            25
                    2000                       444
                    2001                       429
                    2002                       409
                    Thereafter               2,113
                                             -----           ---
                                            $4,843          $109
                                             =====           ===

  The Company has an employment contract with a key executive that provides for a term of eight years. Future annual commitments with respect to this contract at May 31, 1997, are summarized as follows:

                                                      (in thousands)

                    1998                                  $  250
                    1999                                     250
                    2000                                     250
                    2001                                     250
                    2002                                     125
                                                           -----
                                                          $1,125
                                                           =====

  In August 1997, the Company acquired approximately 25% of ITI Medical
    Technologies, Inc. ("ITI") for $1,300,000, to be paid in three installments over a six month period commencing in August 1997. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE L - COMMON STOCK

  In August 1983, the Company adopted a Stock Option Plan (the "1983 Plan"). The
    1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 1,780,249 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

  In August 1984, the Company adopted a second Stock Option Plan (the "1984
    Plan"). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 447,344 shares of the Company's Common Stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1984 Plan terminates in December 2005.

  In March 1997, the Company's AngioDynamics subsidiary adopted a Stock Option
    Plan (the "1997 Plan"). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 136.36 shares of AngioDynamics' Class B Common Stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007.

  Effective in 1997, the Company adopted Statement of Financial Accounting
    Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No.25, "Accounting for Stock Issued to Employees" or the new "fair value" method contained in SFAS 123. The Company has elected to continue to account for stock-based compensation under the guidelines of APB

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE L - COMMON STOCK (continued)

    Opinion No. 25. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $2,000 in 1997 was recognized under these plans for options granted to consultants. The Company has adopted the disclosure provisions of SFAS 123.

  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings
    (loss) and earnings (loss) per common share would be as follows:

                                                   1997         1996
                                                  ------       ------
                                                    (in thousands,
                                                 except per share data)

      Net earnings (loss)
        As reported                              $(3,208)     $21,008
        Pro forma                                 (3,672)      20,730

      Primary earnings (loss) per common share
        As reported                                $(.33)       $2.10
        Pro forma                                   (.38)        2.07

      Fully diluted earnings (loss) per
        common share
          As reported                              $(.33)       $2.07
          Pro forma                                 (.38)        2.05

  These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: dividend yields of 3% for both years, expected volatility ranging from 46.90% to 47.61% in 1997 and from 47.49% to 49.75% in 1996; risk-free interest rates ranging from 5.90% to 7.09% in 1997 and from 5.47% to 6.65% in 1996; and expected terms of 5 and 9 1/2 years in 1997 and 5 years in 1996.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE L - COMMON STOCK (continued)

  A summary of the status of the Company's stock option plans as of May 31, 1997, June 1, 1996 and June 3, 1995, and changes for the three years then ended, is presented below:

                           1997             1996             1995
                     ---------------- ---------------- ----------------
                             Weighted         Weighted         Weighted
                             -Average         -Average         -Average
                     Shares  Exercise Shares  Exercise Shares  Exercise
                     (000)    Price   (000)    Price   (000)    Price
                     ------  -------- ------  -------- ------  --------
  1983 Plan
  ---------
  Outstanding at
    beginning of
    year              1,194    $ 5.02  1,301     $4.85    704     $7.79
  Granted                10    $10.44     84     $8.87    991     $4.39
  Exercised            (118)   $ 5.19   (146)    $5.23
  Forfeited              (3)   $ 8.77    (27)    $4.79   (362)    $9.22
  Expired                                (18)    $9.23    (32)    $5.58
                      -----            -----            -----
  Outstanding at
    end of year       1,083    $ 5.05  1,194     $5.02  1,301     $4.85
                      =====            =====            =====

  Options exercisable
    at year-end       1,069    $ 5.00    654     $4.98    342     $6.18

  Weighted-average
    fair value of
    options granted
    during the year            $ 5.13            $4.41

  1984 Plan
  ---------
  Outstanding at
    beginning of
    year                298    $ 5.81    252    $ 5.42    143     $8.58
  Granted                15    $ 9.60     54    $ 8.61    184     $4.14
  Exercised                               (2)   $ 4.71
  Forfeited                                               (73)    $8.37
  Expired               (17)   $10.00     (6)   $15.03     (2)    $5.58
                        ---              ---              ---
  Outstanding at
    end of year         296    $ 5.77    298    $ 5.81    252     $5.42
                        ===              ===              ===

  Options exercisable
    at year-end         275    $ 5.39    191    $ 5.68     65     $9.06

  Weighted-average
    fair value of
    options granted
    during the year            $ 4.76           $ 4.31

                     E-Z-EM, Inc. and Subsidiaries

              May 31, 1997, June 1, 1996 and June 3, 1995


NOTE L - COMMON STOCK (continued)

                           1997
                     ----------------
                             Weighted
                             -Average
                             Exercise
                     Shares   Price
                     ------  --------
  1997 Plan
  ---------
  Outstanding at
    beginning of
    year
  Granted            122.39   $80,000
                     ------
  Outstanding at
    end of year      122.39   $80,000
                     ======

  Options exercisable
    at year-end        None

  Weighted-average
    fair value of
    options granted
    during the year           $36,463

  The following information applies to options outstanding at May 31, 1997:

                               1983 Plan        1984 Plan     1997 Plan
                               ---------        ---------     ---------
  Number outstanding           1,083,301         296,015        122.39

  Range of exercise prices  $3.77 to $11.00  $3.77 to $12.86   $80,000

  Weighted-average exercise
    price                        $5.05            $5.77        $80,000

  Weighted-average remaining
    contractual life (years)      6.91             7.26          9.77

  On May 31, 1997, there remained 206,088, 108,830 and 13.97 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

  Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

                     E-Z-EM, Inc. and Subsidiaries

              May 31, 1997, June 1, 1996 and June 3, 1995


NOTE L - COMMON STOCK (continued)

  In August 1985, the Company adopted an Employee Stock Purchase Plan (the
    "Employee Plan"). The Employee Plan provides for the purchase by employees of Company stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Common Stock may be purchased under the Employee Plan which terminates on September 30, 1998. During 1997, employees purchased 3,022 shares, at prices ranging from $7.23 to $9.99. Total proceeds received by the Company approximated $24,000.

  On January 24, 1995, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 16, 1995 to shareholders of record on February 24, 1995. On January 23, 1996, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 15, 1996 to shareholders of record on February 23, 1996. On March 4, 1997, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on April 21, 1997 to shareholders of record on March 31, 1997. Earnings (loss) per common share have been retroactively adjusted to reflect the stock dividends.


NOTE M - OTHER RELATED PARTIES

  A director provided services, both as a consultant and employee, to the Company during 1997, 1996 and 1995. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $333,000, $319,000 and $165,000 during 1997, 1996 and 1995, respectively. In connection with the sale of SDI during 1996, this director resigned as a director of SDI and received an investment banker's fee of $905,000, a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  In connection with the sale of SDI during 1996, an executive officer resigned as a director of SDI and received a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  Two other directors provided consulting services to the Company during 1997, 1996 and 1995. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $152,000, $196,000 and $196,000 during 1997, 1996 and 1995, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE N - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

  The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include CO2/angiography products, therapeutic products and coronary products used in the interventional medicine marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

  In the tables below, operating profit (loss) from continuing operations includes total net sales less operating expenses. Identifiable assets are those associated with industry segment or geographic area operations, excluding loans to or investments in another industry segment or geographic area operation.

  In 1997, 1996 and 1995, there was one customer to whom sales of Diagnostic products represented 15%, 16% and 15% of total sales, respectively. Approximately 19% and 21% of accounts receivable pertained to this customer at May 31, 1997 and June 1, 1996, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE N - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Industry Segments                  1997          1996        1995*
  -----------------                 ------        ------      -------
                                              (in thousands)
    Net Sales
      Diagnostic products           $80,838      $80,936      $81,525
      AngioDynamics products         18,662       11,696        7,396
      Eliminations                   (2,176)        (700)        (395)
                                     ------       ------       ------
    Total Net Sales                 $97,324      $91,932      $88,526
                                     ======       ======       ======

    Operating Profit (Loss)
      Diagnostic products           $(1,088)      $2,509       $7,452
      AngioDynamics products         (3,816)      (1,536)      (4,603)
      Eliminations                       (7)         (16)         (12)
                                     ------        -----        -----
    Total Operating Profit (Loss)   $(4,911)      $  957       $2,837
                                     ======        =====        =====

    Identifiable Assets
      Diagnostic products          $ 76,576      $83,304      $62,585
      AngioDynamics products         25,515       12,945        8,529
      Discontinued operation                                    5,033
      Eliminations                   (1,371)        (212)         (52)
                                    -------       ------       ------
    Total Identifiable Assets      $100,720      $96,037      $76,095
                                    =======       ======       ======

    Depreciation and Amortization
      Diagnostic products            $2,437       $2,111       $2,109
      AngioDynamics products            600          317          278
      Discontinued operation                         124          413
                                      -----        -----        -----
    Total Depreciation and
      Amortization                   $3,037       $2,552       $2,800
                                      =====        =====        =====

    Capital Expenditures
      Diagnostic products            $1,484       $3,850       $4,187
      AngioDynamics products          2,886          370          361
      Discontinued operation                          11          264
                                      -----        -----        -----
    Total Capital Expenditures       $4,370       $4,231       $4,812
                                      =====        =====        =====

* Net sales and operating profit (loss) amounts have been reclassified to reflect the discontinued operation described in Note C.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE N - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Geographic Areas
  ----------------
    The following geographic area data includes net sales, operating profit
      (loss) generated by and assets employed in operations located in each area:

                                     1997         1996         1995*
                                    ------       ------       -------
                                              (in thousands)
    Net Sales
      U.S. operations               $80,190      $71,939      $65,073
      International operations:
        Canada                       14,369       12,254       14,100
        Other                        12,555       13,456       13,763
      Eliminations                   (9,790)      (5,717)      (4,410)
                                     ------       ------       ------
    Total Net Sales                 $97,324      $91,932      $88,526
                                     ======       ======       ======

    Operating Profit (Loss)
      U.S. operations               $(3,439)      $1,084       $  118
      International operations:
        Canada                       (1,518)        (410)       2,350
        Other                           175          225          456
      Eliminations                     (129)          58          (87)
                                      -----        -----        -----
    Total Operating Profit (Loss)   $(4,911)      $  957       $2,837
                                      =====        =====        =====

    Identifiable Assets
      U.S. operations:
        Continuing operations      $ 78,706      $73,604      $47,590
        Discontinued operation                                  5,033
      International operations:
        Canada                       15,496       15,543       15,816
        Other                         7,772        8,067        8,857
      Eliminations                   (1,254)      (1,177)      (1,201)
                                    -------       ------       ------
    Total Identifiable Assets      $100,720      $96,037      $76,095
                                    =======       ======       ======

* Net sales and operating profit (loss) amounts have been reclassified to reflect the discontinued operation described in Note C.

                     E-Z-EM, Inc. and Subsidiaries

              May 31, 1997, June 1, 1996 and June 3, 1995


NOTE N - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  The Company's domestic export sales by geographic area are summarized as follows:

                                      1997         1996         1995
                                     ------       ------       ------
                                              (in thousands)

      Europe                        $ 9,252       $5,655       $2,605
      Other                           6,098        3,783        3,421
                                     ------        -----        -----
                                    $15,350       $9,438       $6,026
                                     ======        =====        =====


NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Quarterly results of operations during 1997 and 1996 were as follows:

                                                  1997
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $23,355  $25,992  $23,576  $24,401
    Gross profit                     9,865   10,251    8,622    7,832
    Net earnings (loss)                513      243   (1,046)  (2,918)
    Earnings (loss) per common
      share (1)
        Primary and fully
          diluted (2)                  .05      .02     (.11)    (.30)

                                                  1996
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $21,999  $23,005  $21,550  $25,378
    Gross profit                     9,131    9,623    8,209    9,451
    Net earnings                       569   20,087        9      343
    Earnings per common share (1)
      Primary (2)                      .06     2.02      .00      .03
      Fully diluted (2)                .06     2.00      .00      .03

  (1) Earnings (loss) per common share have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note L.

  (2) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

                          E-Z-EM, Inc. and Subsidiaries

                   May 31, 1997, June 1, 1996 and June 3, 1995


NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

  The fourth quarter of 1997 was adversely affected by certain adjustments pertaining to the Company's AngioDynamics segment. The significant adjustments included the write-off of expenses relating to the proposed initial public offering of AngioDynamics and the effects of the sales price erosion of coronary stents in the European market.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

     Column A           Column B            Column C              Column D      Column E
     --------           --------            --------              --------      --------
                                           Additions
                                     ----------------------
                                        (1)           (2)
                         Balance                   Charged to                    Balance
                           at        Charged to      other                       at end
                        beginning    costs and     accounts-     Deductions-       of
    Description         of period     expenses      describe       describe      period
    -----------         ---------    ----------    ----------    -----------     -------
Fifty-three weeks
  ended June 3, 1995

Allowance for
  doubtful accounts        $406         $ 91                         $ 32 (a)       $465
                            ===          ===                          ===            ===

Fifty-two weeks
  ended June 1, 1996

Allowance for
  doubtful accounts        $465         $176                         $114 (b)       $527
                            ===          ===                          ===            ===

Fifty-two weeks
  ended May 31, 1997

Allowance for
  doubtful accounts        $527         $451                         $ 48 (a)       $930
                            ===          ===                          ===            ===

(a)  Amounts written off as uncollectible.

(b) Represents amounts written off as uncollectible of $64,000 and an amount deducted in conjunction with the sale of SDI of $50,000.