Form 10-Q
period 1997-08-30
EZ EM INC
filed 1997-10-14
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended   August 30, 1997
                                            -------------------

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


                               (516) 333-8230
             --------------------------------------------------
             Registrant's telephone number, including area code




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X      No
                              -------      -------

On October 10, 1997, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,602,696 shares of the registrant's Class B Common Stock outstanding.

                                Page 1 of 16
                          Exhibit Index on Page 15

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX
                                    -----


Part 1:  Financial Information                                    Page
------   ---------------------                                    ----

  Item 1.  Financial Statements


    Consolidated Balance Sheets - August 30, 1997 and
      May 31, 1997                                                3 - 4


    Consolidated Statements of Earnings - thirteen weeks
      ended August 30, 1997 and August 31, 1996                     5


    Consolidated Statement of Stockholders' Equity - thirteen
      weeks ended August 30, 1997                                   6


    Consolidated Statements of Cash Flows - thirteen weeks
      ended August 30, 1997 and August 31, 1996                   7 - 8


    Notes to Consolidated Financial Statements                    9 - 10


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11 - 14


Part II:  Other Information
-------   -----------------

  Item 6.  Exhibits and Reports on Form 8-K                        15

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                  August 30,     May 31,
               ASSETS                                1997         1997
                                                    ------       ------
                                                 (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                       $  4,140     $  4,484
  Debt and equity securities                        11,121       10,991
  Accounts receivable, principally
    trade, net                                      18,253       16,971
  Inventories                                       27,177       27,351
  Other current assets                               4,061        4,147
                                                   -------      -------
      Total current assets                          64,752       63,944

INVESTMENT IN AFFILIATE                                537

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      23,028       23,418

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              481          489

INTANGIBLE ASSETS, less accumulated
  amortization                                       6,910        7,057

DEBT AND EQUITY SECURITIES                           1,871        2,081

OTHER ASSETS                                         3,869        3,731
                                                   -------      -------
                                                  $101,448     $100,720
                                                   =======      =======


The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                  August 30,     May 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1997         1997
                                                    ------       ------
                                                 (unaudited)    (audited)

CURRENT LIABILITIES
  Notes payable                                   $  8,091     $  7,029
  Current maturities of long-term debt                 505          517
  Accounts payable                                   5,833        6,168
  Accrued liabilities                                7,087        6,829
  Accrued income taxes                                 379          286
                                                   -------      -------
      Total current liabilities                     21,895       20,829

LONG-TERM DEBT, less current maturities                697          842

OTHER NONCURRENT LIABILITIES                         1,759        1,805

COMMITMENTS AND CONTINGENCIES
                                                   -------      -------
      Total liabilities                             24,351       23,476
                                                   -------      -------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at August 30, 1997 and May 31, 1997              403          403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 5,602,196 shares
      at August 30, 1997 and 5,600,883 shares
      at May 31, 1997                                  560          560
  Additional paid-in capital                        19,081       19,073
  Retained earnings                                 57,215       57,087
  Unrealized holding gain on debt and equity
    securities                                       1,198        1,332
  Cumulative translation adjustments                (1,360)      (1,211)
                                                   -------      -------
      Total stockholders' equity                    77,097       77,244
                                                   -------      -------
                                                  $101,448     $100,720
                                                   =======      =======


The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (unaudited)
               (in thousands, except share and per share data)


                                                    Thirteen weeks ended
                                                  -----------------------
                                                  August 30,   August 31,
                                                     1997         1996
                                                    ------       ------

Net sales                                          $25,713      $23,355

Cost of goods sold                                  15,978       13,490
                                                    ------       ------
      Gross profit                                   9,735        9,865
                                                    ------       ------
Operating expenses
  Selling and administrative                         7,915        7,835
  Research and development                           1,509        1,523
                                                     -----        -----
    Total operating expenses                         9,424        9,358
                                                     -----        -----
      Operating profit                                 311          507

Other income (expense)
  Interest income                                      151          213
  Interest expense                                    (189)         (61)
  Other, net                                           (63)          50
                                                     -----        -----
      Earnings before income taxes                     210          709

Income tax provision                                    82          196
                                                     -----        -----
      NET EARNINGS                                 $   128      $   513
                                                     =====        =====

Earnings per common share
  Primary and fully diluted                        $   .01      $   .05
                                                     =====        =====

Weighted average common shares
  Primary and fully diluted                     10,089,131   10,373,404
                                                ==========   ==========


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Thirteen weeks ended August 30, 1997
                                   (unaudited)
                        (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                 -----------------  -----------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                 ---------  ------  ---------  ------  ----------  --------  ----------  -----------  -------
Balance at May 31, 1997          4,035,346   $403   5,600,883   $560    $19,073    $57,087     $1,332      $(1,211)   $77,244

Exercise of stock options                               1,313                 5                                             5
Income tax benefits on
  stock options exercised                                                     1                                             1
Compensation related to
  stock option plans                                                          2                                             2
Net earnings                                                                           128                                128
Unrealized holding loss on debt
  and equity securities                                                                          (134)                   (134)
Foreign currency translation
  adjustments                                                                                                 (149)      (149)
                                 ---------    ---   ---------    ---     ------     ------      -----        -----     ------

Balance at August 30, 1997       4,035,346   $403   5,602,196   $560    $19,081    $57,215     $1,198      $(1,360)   $77,097
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

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                               (in thousands)


                                                    Thirteen weeks ended
                                                  -----------------------
                                                  August 30,   August 31,
                                                     1997         1996
                                                    ------       ------

Cash flows from operating activities:
  Net earnings                                      $  128      $   513
  Adjustments to reconcile net earnings
    to net cash used in operating activities
      Depreciation and amortization                    836          690
      Provision for doubtful accounts                   60           30
      Loss on sale of investments                                    27
      Deferred income tax provision                      9            7
      Other non-cash items                               2
      Changes in operating assets and
        liabilities
          Accounts receivable                       (1,342)        (182)
          Inventories                                  174       (2,266)
          Other current assets                          86         (227)
          Other assets                                 (66)         (97)
          Accounts payable                            (335)         684
          Accrued liabilities                          258         (807)
          Accrued income taxes                          84          161
          Other noncurrent liabilities                 (34)          41
                                                     -----       ------
            Net cash used in operating
              activities                              (140)      (1,426)
                                                     -----       ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (294)        (593)
  Investment in affiliate                             (537)
  Available-for-sale securities
    Purchases                                       (1,399)     (12,068)
    Proceeds from sale                               1,270       12,875
                                                     -----       ------
      Net cash (used in) provided by
        investing activities                          (960)         214
                                                     -----       ------

Cash flows from financing activities:
  Proceeds from issuance of debt                     1,289          750
  Repayments of debt                                  (334)        (377)
  Proceeds from exercise of stock options,
    including related income tax benefits                6          135
  Proceeds from issuance of stock in connection
    with the stock purchase plan                                      5
                                                     -----       ------

      Net cash provided by financing activities        961          513
                                                     -----       ------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                    Thirteen weeks ended
                                                  -----------------------
                                                  August 30,   August 31,
                                                     1997         1996
                                                    ------       ------

Effect of exchange rate changes on
  cash and cash equivalents                         $ (205)      $   10
                                                     -----        -----
      DECREASE IN CASH AND CASH
        EQUIVALENTS                                   (344)        (689)

Cash and cash equivalents
  Beginning of period                                4,484        3,363
                                                     -----        -----
  End of period                                     $4,140       $2,674
                                                     =====        =====

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
        Interest                                    $  186       $   20
                                                     =====        =====
        Income taxes (net of $12 in
          refunds in 1996)                           $  29       $   15
                                                     =====        =====


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 30, 1997 and August 31, 1996
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of August 30, 1997, the consolidated statement of stockholders' equity for the period ended August 30, 1997, and the consolidated statements of earnings and cash flows for the periods ended August 30, 1997 and August 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at August 30, 1997 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1997 Annual Report on Form 10-K filed by the Company on August 29, 1997. The results of operations for the periods ended August 30, 1997 and August 31, 1996 are not necessarily indicative of the operating results for the respective full years.

  The consolidated financial statements include the accounts of E-Z-EM, Inc.
    and all 100%-owned subsidiaries (the "Company").


NOTE B - INVENTORIES

  Inventories consist of the following:

                                                  August 30,     May 31,
                                                     1997         1997
                                                    ------       ------
                                                       (in thousands)

    Finished goods                                 $13,028      $14,170
    Work in process                                  1,750        1,639
    Raw materials                                   12,399       11,542
                                                    ------       ------
                                                   $27,177      $27,351
                                                    ======       ======


NOTE C - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 1,313 shares were exercised at prices ranging from $4.35 to $5.55 per share, and no options were granted, forfeited or expired during the thirteen weeks ended August 30, 1997. Under the 1997 Stock Option Plan, no options were granted, exercised, forfeited or expired during the thirteen weeks ended August 30, 1997.

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 1997 and August 31, 1996
                                   (unaudited)


NOTE C - COMMON STOCK (continued)

  Under the Employee Stock Purchase Plan, no shares were purchased during the thirteen weeks ended August 30, 1997.


NOTE D - COMMITMENTS AND CONTINGENCIES

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

  In August 1997, the Company acquired approximately 25% of ITI Medical
    Technologies, Inc. ("ITI") for $1,300,000, to be paid in three installments over a six month period commencing with the payment of $500,000 made in August 1997. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI is accounted for by the equity method. Pursuant to this method, such investment is recorded at cost and adjusted by the Company's share of undistributed earnings (or losses). The results of operations of ITI were not material to the consolidated financial statements of the Company for the interim period ended August 30, 1997.


NOTE E - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended August 30, 1997 and August 31, 1996
--------------------------------------------------

     The Company's quarters ended August 30, 1997 and August 31, 1996 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products.

     The Diagnostic products industry segment includes both contrast systems and non-contrast systems. Diagnostic product sales, net of intersegment eliminations, increased 11% in the quarter and accounted for 81% of net sales in the current quarter versus 80% in the comparable period of last year. The AngioDynamics products industry segment includes CO2/angiography products, therapeutic products and coronary products used in the interventional medicine marketplace. AngioDynamics product sales, net of intersegment eliminations, increased 6% in the quarter and represented 19% of net sales in the current quarter versus 20% in the comparable period of the prior year.

     Diagnostic segment operating results for the current quarter improved by $857,000 due to the 11% sales increase, as well as reduced operating expenses of $515,000. Diagnostic results for both the current quarter and comparative quarter of last year were adversely affected by unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations. The effects of the relocation will continue to be felt through the second quarter of the current fiscal year, resulting in lower than normal Canadian gross profit.

     AngioDynamics segment results for the current quarter were adversely affected by increased operating expenses of $581,000, as well as lower gross profit. Although domestic sales improved by $964,000, due to continued market penetration, international sales decreased $706,000, due to a decline in sales of the AngioStent(TM). Increased operating expenses can be attributed, in part, to the acquisition of Leocor and the start-up of a facility in Ireland in the third quarter of last fiscal year. Gross profit expressed as a percentage of net sales declined to 39% during the current quarter versus 51% during the comparable quarter of the prior year due primarily to lower stent sales, price erosion in the coronary stent marketplace, and manufacturing inefficiencies at the Irish facility. The AngioDynamics segment incurred an operating loss of $680,000 in the current quarter, as compared to operating profit of $419,000 in the comparable quarter of the prior year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended August 30, 1997, the Company reported net earnings of $128,000, or $.01 per common share on both a primary and fully diluted basis, as compared to net earnings of $513,000, or $.05 per common share on both a primary and fully diluted basis, for the comparable period of last year.

     Results for the current quarter were adversely affected by increased operating expenses, as well as lower gross profit, in the AngioDynamics segment. The increased operating expenses can be attributed, in part, to the acquisition of Leocor and the start-up of the Irish facility. The decline in gross profit is due primarily to lower stent sales, price erosion in the coronary stent marketplace, and manufacturing inefficiencies at the Irish facility. Results for both the current quarter and comparative quarter of last year were adversely impacted by unabsorbed overhead costs associated with the manufacturing site relocation.

     Net sales for the quarter ended August 30, 1997 increased 10%, or $2,358,000, as compared to the quarter ended August 31, 1996, due primarily to increased sales of non-contrast systems of $1,476,000, including $721,000 relating to custom contracts, and contrast systems of $901,000. Price increases had no effect on net sales in the current quarter, although the Diagnostic segment continued to experience price pressures due to increased sales to group purchasing organizations. Net sales in international markets, including direct exports from the U.S., increased 1%, or $80,000, in the current quarter versus the comparable period of last year due to increased sales of non-contrast systems of $907,000, including $721,000 relating to custom contracts, partially offset by decreased sales of AngioDynamics products of $705,000 and contrast systems of $122,000.

     Gross profit expressed as a percentage of net sales decreased to 38% during the current quarter versus 42% during the comparable quarter of the prior year due primarily to reduced AngioDynamics gross profit as well as increased Diagnostic sales discounts to group purchasing organizations. The decline in AngioDynamics gross profit is due primarily to lower stent sales, price erosion in the coronary stent marketplace, and manufacturing inefficiencies at the Irish facility. During the current and prior year quarter, gross profit was negatively impacted by unabsorbed overhead costs associated with the manufacturing site relocation approximating $524,000 and $719,000, respectively.

     Selling and administrative ("S&A") expenses were $7,915,000 during the quarter ended August 30, 1997 versus $7,835,000 during the quarter ended August 31, 1996. This increase of $80,000, or 1%, in the current quarter was principally due to increased AngioDynamics S&A expenses of $714,000, partially offset by decreased Diagnostic S&A expenses of $634,000.
Increased AngioDynamics S&A expenses can be attributed, in part, to the acquisition of Leocor and the start-up of a facility in Ireland in the third quarter of last fiscal year.

     Research and development ("R&D") expenditures decreased 1% in the current quarter to $1,509,000, or 6% of net sales, from $1,523,000, or 7% of net sales, in the comparable quarter of the prior year. Of the R&D expenditures in the current quarter, approximately 36% relate to contrast systems, 28% to AngioDynamics projects, 4% to immunological projects, 21% to other projects and 11% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, decreased $303,000 in the current quarter versus the comparable period of last year due primarily to increased foreign currency exchange losses of $143,000, as well as increased interest expense of $128,000, resulting from AngioDynamics bank financing.

     The Company's effective tax rate of 39% during the quarter ended August 30, 1997 differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses and losses incurred in a foreign jurisdiction subject to lower tax rates, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income. For the quarter ended August 31, 1996, the Company's effective tax rate of 28% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, tax-exempt interest income, and the utilization of certain foreign net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended August 30, 1997, investment in affiliate and capital expenditures were funded primarily by proceeds from the issuance of bank debt. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At August 30, 1997, debt (notes payable, current maturities of long-term debt and long-term debt) was $9,293,000 as compared to $8,388,000 at May 31, 1997. The Company has available $12,159,000 under four bank lines of credit of which $7,677,000 was outstanding at August 30, 1997.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1995 and 1996 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At August 30, 1997, approximately 60% of the Company's assets consist of inventories, accounts receivable, debt and equity securities, and cash and cash equivalents. Prior to fiscal 1998, inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is 2.96 to 1, with net working capital of $42,857,000 at August 30, 1997, as compared to the current ratio of 3.07 to 1, with net working capital of $43,115,000 at May 31, 1997.

     In August 1997, the Company acquired approximately 25% of ITI Medical Technologies, Inc. ("ITI") for $1,300,000, to be paid in three installments over a six month period commencing with the payment of $500,000 made in August 1997. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices.

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

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K                               Page
         --------------------------------                               ----

     (a)  Exhibit 27 - Financial data schedule                           16

     (b) No reports on Form 8-K were filed during the quarter ended August 30, 1997.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          E-Z-EM, Inc.
                                         -----------------------------------
                                          (Registrant)




Date   October 10, 1997                   /s/ Howard S. Stern
     --------------------                -----------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board and Director




Date   October 10, 1997                   /s/ Dennis J. Curtin
     --------------------                -----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer