Form 10-Q
period 1997-11-29
EZ EM INC
filed 1998-01-13
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended  November 29, 1997
                                            -------------------

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

On January 9, 1998, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,627,094 shares of the registrant's Class B Common Stock outstanding.






                                Page 1 of 20
                          Exhibit Index on Page 19

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX
                                    -----

Part I:  Financial Information                                    Page
------   ---------------------                                    ----

  Item 1.  Financial Statements


    Consolidated Balance Sheets - November 29, 1997 and
      May 31, 1997                                                3 - 4


    Consolidated Statements of Operations - thirteen and
      twenty-six weeks ended November 29, 1997 and
      November 30, 1996                                             5


    Consolidated Statement of Stockholders' Equity -
      twenty-six weeks ended November 29, 1997                      6


    Consolidated Statements of Cash Flows - twenty-six
      weeks ended November 29, 1997 and November 30, 1996         7 - 8


    Notes to Consolidated Financial Statements                    9 - 11


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 12 - 17


Part II:  Other Information
-------   -----------------

  Item 1.  Legal Proceedings                                       18


  Item 4.  Submission of Matters to a Vote of Security Holders     18


  Item 6.  Exhibits and Reports on Form 8-K                        19

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 November 29,     May 31,
               ASSETS                                1997          1997
                                                    ------        ------
                                                 (unaudited)     (audited)

CURRENT ASSETS
  Cash and cash equivalents                       $  4,927      $  4,484
  Debt and equity securities                        11,217        10,991
  Accounts receivable, principally
    trade, net                                      18,509        16,971
  Inventories                                       27,250        27,351
  Other current assets                               4,055         4,147
                                                   -------       -------
      Total current assets                          65,958        63,944

INVESTMENT IN AFFILIATE                                860

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      22,609        23,418

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              464           489

INTANGIBLE ASSETS, less accumulated
  amortization                                       6,775         7,057

DEBT AND EQUITY SECURITIES                           2,151         2,081

OTHER ASSETS                                         4,156         3,731
                                                   -------       -------
                                                  $102,973      $100,720
                                                   =======       =======



















The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                 November 29,     May 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1997          1997
                                                    ------        ------
                                                 (unaudited)     (audited)

CURRENT LIABILITIES
  Notes payable                                   $  9,865      $  7,029
  Current maturities of long-term debt                 297           517
  Accounts payable                                   6,722         6,168
  Accrued liabilities                                6,963         6,829
  Accrued income taxes                                 484           286
                                                   -------       -------
      Total current liabilities                     24,331        20,829

LONG-TERM DEBT, less current maturities              1,066           842

OTHER NONCURRENT LIABILITIES                         1,773         1,805

CONTINGENCIES
                                                   -------       -------
      Total liabilities                             27,170        23,476
                                                   -------       -------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at November 29, 1997 and May 31, 1997            403           403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 5,602,686 shares
      at November 29, 1997 and 5,600,883 shares
      at May 31, 1997                                  560           560
  Additional paid-in capital                        19,086        19,073
  Retained earnings                                 55,840        57,087
  Unrealized holding gain on debt and equity
    securities                                       1,396         1,332
  Cumulative translation adjustments                (1,482)       (1,211)
                                                   -------       -------
      Total stockholders' equity                    75,803        77,244
                                                   -------       -------
                                                  $102,973      $100,720
                                                   =======       =======






The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                (in thousands, except share and per share data)


                              Thirteen weeks ended     Twenty-six weeks ended
                            ------------------------- -------------------------
                            November 29, November 30, November 29, November 30,
                                1997         1996         1997         1996
                               ------       ------       ------       ------

Net sales                     $24,711      $25,992      $50,424      $49,347

Cost of goods sold             15,990       15,741       31,968       29,231
                               ------       ------       ------       ------
      Gross profit              8,721       10,251       18,456       20,116
                               ------       ------       ------       ------
Operating expenses
  Selling and administrative    8,629        8,672       16,544       16,507
  Research and development      1,572        1,452        3,081        2,975
                               ------       ------       ------       ------
    Total operating expenses   10,201       10,124       19,625       19,482
                               ------       ------       ------       ------
      Operating profit (loss)  (1,480)         127       (1,169)         634

Other income (expense)
  Interest income                 178          209          329          422
  Interest expense               (177)         (80)        (366)        (141)
  Other, net                      (73)          50         (136)         100
                                -----        -----        -----        -----
      Earnings (loss) before
        income taxes           (1,552)         306       (1,342)       1,015

Income tax provision (benefit)   (177)          63          (95)         259
                                -----        -----        -----        -----
      NET EARNINGS (LOSS)     $(1,375)     $   243      $(1,247)     $   756
                                =====        =====        =====        =====

Earnings (loss) per common share
  Primary and fully diluted   $  (.14)     $   .02      $  (.13)     $   .07
                                =====        =====        =====        =====

Weighted average common shares
  Primary                   9,637,869   10,327,284    9,637,684   10,350,333
                            =========   ==========    =========   ==========

  Fully diluted             9,637,869   10,327,423    9,637,684   10,350,403
                            =========   ==========    =========   ==========









The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Twenty-six weeks ended November 29, 1997
                                   (unaudited)
                        (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                 -----------------  -----------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                 ---------  ------  ---------  ------  ----------  --------  ----------  -----------  -------
Balance at May 31, 1997          4,035,346   $403   5,600,883   $560    $19,073    $57,087     $1,332      $(1,211)   $77,244

Exercise of stock options                               1,313                 6                                             6
Income tax benefits on
  stock options exercised                                                     1                                             1
Compensation related to
  stock option plans                                                          3                                             3
Issuance of stock                                         490                 3                                             3
Net loss                                                                            (1,247)                            (1,247)
Unrealized holding gain on debt
  and equity securities                                                                            64                      64
Foreign currency translation
  adjustments                                                                                                 (271)      (271)
                                 ---------    ---   ---------    ---     ------     ------      -----        -----     ------
Balance at November 29, 1997     4,035,346   $403   5,602,686   $560    $19,086    $55,840     $1,396      $(1,482)   $75,803
                                 =========    ===   =========    ===     ======     ======      =====        =====     ======

























The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                   Twenty-six weeks ended
                                                 --------------------------
                                                 November 29,  November 30,
                                                     1997          1996
                                                    ------        ------
                                                       (in thousands)

Cash flows from operating activities:
  Net earnings (loss)                              $(1,247)       $  756
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities
      Depreciation and amortization                  1,683         1,395
      Provision for doubtful accounts                  120            60
      Equity in losses of affiliate                     80
      Loss on sale of investments                                     27
      Deferred income tax provision                     11             6
      Other non-cash items                               3
      Changes in operating assets and
        liabilities
          Accounts receivable                       (1,658)       (3,804)
          Inventories                                  101        (3,662)
          Other current assets                          92           260
          Other assets                                (446)         (332)
          Accounts payable                             554         1,303
          Accrued liabilities                          134             4
          Accrued income taxes                         187           145
          Other noncurrent liabilities                  (4)           82
                                                     -----         -----
            Net cash used in operating
              activities                              (390)       (3,760)
                                                     -----         -----
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (584)       (3,260)
  Investment in affiliate                             (940)
  Available-for-sale securities
    Purchases                                       (2,220)      (14,805)
    Proceeds from sale                               1,995        17,127
                                                     -----        ------
      Net cash used in investing activities         (1,749)         (938)
                                                     -----        ------
Cash flows from financing activities:
  Proceeds from issuance of debt                     4,555         4,850
  Repayments of debt                                (1,488)         (357)
  Proceeds from exercise of stock options,
    including related income tax benefits                7           577
  Proceeds from issuance of stock in connection
    with the stock purchase plan                         3             9
                                                     -----         -----
      Net cash provided by financing activities      3,077         5,079
                                                     -----         -----

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                   Twenty-six weeks ended
                                                 --------------------------
                                                 November 29,  November 30,
                                                     1997          1996
                                                    ------        ------
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $ (495)       $  225
                                                     -----         -----
      INCREASE IN CASH AND CASH EQUIVALENTS            443           606

Cash and cash equivalents
  Beginning of period                                4,484         3,363
                                                     -----         -----
  End of period                                     $4,927        $3,969
                                                     =====         =====

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                      $  355        $   59
                                                     =====         =====
      Income taxes (net of $70 and $203 in
        refunds in 1997 and 1996, respectively)     $   29        $  228
                                                     =====         =====



























The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 29, 1997 and November 30, 1996
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of November 29, 1997, the consolidated statement of stockholders' equity for the period ended November 29, 1997, and the consolidated statements of operations and cash flows for the periods ended November 29, 1997 and November 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at November 29, 1997 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1997 Annual Report on Form 10-K filed by the Company on August 29, 1997. The results of operations for the periods ended November 29, 1997 and November 30, 1996 are not necessarily indicative of the operating results for the respective full years.

  The consolidated financial statements include the accounts of E-Z-EM, Inc.
    and all 100%-owned subsidiaries (the "Company").


NOTE B - EARNINGS (LOSS) PER COMMON SHARE

  Primary and fully diluted earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, if the latter causes dilution in earnings per common share in excess of 3%. Common stock equivalents are excluded from both the primary and fully diluted calculations for the periods ended November 29, 1997, since their inclusion would be antidilutive, and included in both the primary and fully diluted calculations for the periods ended November 30, 1996.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 29, 1997 and November 30, 1996
                                 (unaudited)


NOTE C - INVENTORIES

  Inventories consist of the following:

                                                 November 29,     May 31,
                                                     1997          1997
                                                    ------        ------
                                                       (in thousands)

    Finished goods                                 $13,942       $14,170
    Work in process                                  1,743         1,639
    Raw materials                                   11,565        11,542
                                                    ------        ------
                                                   $27,250       $27,351
                                                    ======        ======


NOTE D - INVESTMENT IN EQUITY AFFILIATE

  In August 1997, the Company acquired approximately 23% of ITI Medical
    Technologies, Inc. ("ITI") for $1,300,000, of which installment payments of $500,000 and $400,000 were made in August 1997 and November 1997, respectively, and $400,000 is payable in February 1998. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI is accounted for by the equity method. Pursuant to this method, such investment is recorded at cost and adjusted by the Company's share of undistributed earnings (or losses).


NOTE E - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 1,313 shares were exercised at prices ranging from $4.35 to $5.55 per share, options for 597 shares were forfeited at $5.55 per share, options for 869 shares expired at $8.74 per share, and no options were granted during the twenty-six weeks ended November 29, 1997. Under the 1997 AngioDynamics Stock Option Plan, options for 6.53 shares were granted at $80,000 per share, options for .06 shares were forfeited at $80,000 per share, and no options were exercised or expired during the twenty-six weeks ended November 29, 1997.

  Under the Employee Stock Purchase Plan, 500 shares were purchased at
    $6.06 per share during the twenty-six weeks ended November 29, 1997. Total proceeds received by the Company approximated $3,000.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   November 29, 1997 and November 30, 1996
                                 (unaudited)


NOTE F - CONTINGENCIES

  During August and December 1997, the Company settled two product liability actions in which it had been a defendant. Such actions were settled for amounts under the Company's insurance limit and the amounts contributed by the Company were not material to its consolidated financial statements.

  The Company has been sued by Olympia Holding Corporation p/k/a P-I-E
    Nationwide, Inc. for $443,830. The suit, filed on October 5, 1992, is presently pending in the U.S. Bankruptcy Court for the Middle District of Florida. The Company is being represented in this action by a law firm which is also representing numerous other defendants being sued by the same plaintiff on the same grounds - recovery for alleged undercharges for freight carriage. It is not possible, at this stage, to determine what, if any, liability exists with respect to the Company in this matter. The Company will continue to vigorously defend against this action; it has been informed by legal counsel that there exist numerous valid defenses to this case.


NOTE G - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior period amounts to conform to the current period presentations.

                        E-Z-EM, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended November 29, 1997 and November 30, 1996
------------------------------------------------------

     The Company's quarters ended November 29, 1997 and November 30, 1996 both represent thirteen weeks.

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

                              Diagnostic  AngioDynamics  Eliminations  Total
                              ----------  -------------  ------------  -----
                                              (in thousands)

Quarter ended November 29, 1997
-------------------------------

  Unaffiliated customer sales  $20,355        $4,356           -      $24,711
  Intersegment sales                 4           136        ($140)        -
  Gross profit (loss)            7,654         1,083          (16)      8,721
  Operating profit (loss)           86        (1,550)         (16)     (1,480)

Quarter ended November 30, 1996
-------------------------------

  Unaffiliated customer sales  $21,112        $4,880           -      $25,992
  Intersegment sales               227           226        ($453)        -
  Gross profit (loss)            7,716         2,522           13      10,251
  Operating profit (loss)          327          (213)          13         127

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter declined by $241,000 due to a 4% sales decline, as well as increased operating expenses of $177,000. Price increases virtually offset the effect of increased sales to group purchasing organizations. Gross profit expressed as a percentage of net sales improved to 38% during the current quarter versus 36% during the comparable quarter of the prior year due to reduced unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations, partially offset by the effect of increased sales to group purchasing organizations.

     AngioDynamics Products
     ----------------------

     During the current quarter, domestic sales improved by $642,000, or 23%, due to continued market penetration, while international sales decreased $1,166,000, or 56%, due to a decline in sales of the AngioStent(TM). Overall, AngioDynamics sales decreased 11% in the current quarter. Gross profit expressed as a percentage of net sales declined to 24% during the current quarter versus 49% during the comparable quarter of the prior year due primarily to increased inventory reserves of $602,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. The AngioDynamics segment incurred an operating loss of $1,550,000 in the current quarter, as compared to an operating loss of $213,000 in the comparable quarter of the prior year. Operating results for the current quarter were adversely affected by the overall sales decline, coupled with the lower gross profit.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended November 29, 1997, the Company reported a net loss of $1,375,000, or ($.14) per common share on both a primary and fully diluted basis, as compared to net earnings of $243,000, or $.02 per common share on both a primary and fully diluted basis, for the comparable quarter of last year.

     Results for the current quarter were adversely affected by sales declines in both industry segments, as well as lower gross profit in the AngioDynamics segment. The decline in AngioDynamics gross profit is due primarily to increased inventory reserves of $602,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility.

     Net sales for the quarter ended November 29, 1997 decreased 5%, or $1,281,000, as compared to the quarter ended November 30, 1996 due to decreased sales of contrast systems of $787,000 and AngioDynamics products of $524,000. Price increases, net of discounts to group purchasing organizations, had little effect on net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 19%, or $2,033,000 in the current quarter versus the comparable period of last year due to decreased sales of AngioDynamics products of $1,167,000, contrast systems of $526,000 and non-contrast systems of $340,000.

     Gross profit expressed as a percentage of net sales decreased to 35% during the current quarter from 39% in the comparable quarter of the prior year due primarily to reduced AngioDynamics gross profit as well as the effect of increased Diagnostic sales to group purchasing organizations. The decline in AngioDynamics gross profit is due primarily to increased inventory reserves of $602,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. Gross profit was favorably affected by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     Selling and administrative ("S&A") expenses were $8,629,000 during the quarter ended November 29, 1997 versus $8,672,000 during the quarter ended November 30, 1996. There were no materially significant factors affecting the quarterly comparison of S&A expenses.

     Research and development ("R&D") expenditures increased 8% in the current quarter to $1,572,000, or 6% of net sales, from $1,452,000, or 6% of net sales, in the comparable quarter of last year. This increase was due primarily to increased contrast system spending of $352,000, partially offset by reduced spending of $193,000 relating to AngioDynamics projects. Of the R&D expenditures in the current quarter, approximately 47% relate to contrast systems, 32% to AngioDynamics projects, 3% to immunological projects, 8% to other projects and 10% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, decreased $251,000 in the current quarter versus the comparable period of last year due primarily to increased interest expense of $97,000, resulting from AngioDynamics bank financing, the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. ("ITI") of $80,000 during the current quarter, and increased foreign currency exchange losses of $42,000.

     The Company's effective tax benefit rate of 11% during the quarter ended November 29, 1997 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized. For the quarter ended November 30, 1996, the Company's effective tax rate of 21% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income.

Twenty-six weeks ended November 29, 1997 and November 30, 1996
--------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                              Diagnostic  AngioDynamics  Eliminations  Total
                              ----------  -------------  ------------  -----
                                              (in thousands)

Twenty-six weeks ended November 29, 1997
----------------------------------------

  Unaffiliated customer sales  $41,202        $9,222           -      $50,424
  Intersegment sales                59           281        ($340)        -
  Gross profit (loss)           15,430         3,040          (14)     18,456
  Operating profit (loss)        1,075        (2,230)         (14)     (1,169)

Twenty-six weeks ended November 30, 1996
----------------------------------------

  Unaffiliated customer sales  $39,860        $9,487           -      $49,347
  Intersegment sales               382           429        ($811)        -
  Gross profit (loss)           15,151         4,996          (31)     20,116
  Operating profit (loss)          459           206          (31)        634

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $616,000 due to a 3% sales increase, as well as reduced operating expenses of $338,000. Price increases virtually offset the effect of increased sales to group purchasing organizations. Gross profit expressed as a percentage of net sales declined to 37% during the current period versus 38% during the comparable period of the prior year due to the effect of increased sales to group purchasing organizations, partially offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     AngioDynamics Products
     ----------------------

     During the twenty-six weeks ended November 29, 1997, domestic sales improved by $1,607,000, or 30%, due to continued market penetration, while international sales decreased $1,872,000, or 45%, due to a decline in sales of the AngioStent. Overall, AngioDynamics sales decreased 3% during the current period. Gross profit expressed as a percentage of net sales declined to 32% during the current period versus 50% during the comparable period of the prior year due primarily to increased inventory reserves of $693,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. Operating expenses increased $481,000 due, in part, to the acquisition of Leocor and the start-up of the Irish facility in the third quarter of last fiscal year. The AngioDynamics segment incurred an operating loss of $2,230,000 in the current period, as compared to operating profit of $206,000 in the comparable period of the prior year. Operating results for the current period were adversely affected by the overall sales decline, the lower gross profit and the increase in operating expenses.

     Consolidated Results of Operations
     ----------------------------------

     For the twenty-six weeks ended November 29, 1997, the Company reported a net loss of $1,247,000, or ($.13) per common share on both a primary and fully diluted basis, as compared to net earnings of $756,000, or $.07 per common share on both a primary and fully diluted basis, for the comparable period of last year.

     Results for the current period were adversely affected by lower AngioDynamics gross profit due primarily to increased inventory reserves of $693,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility.

     Net sales for the twenty-six weeks ended November 29, 1997 increased 2%, or $1,077,000, as compared to the twenty-six weeks ended November 30, 1996, due primarily to increased sales of non-contrast systems of $1,601,000, partially offset by decreased sales of AngioDynamics products of $265,000 and contrast systems of $259,000. Price increases, net of discounts to group purchasing organizations, had little effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., decreased 10%, or $1,953,000 in the current period versus the comparable period of last year due to decreased sales of AngioDynamics products of $1,872,000 and contrast systems of $648,000, partially offset by increased sales of non-contrast systems of $567,000.

     Gross profit expressed as a percentage of net sales decreased to 37% during the current period from 41% in the comparable period of last year due primarily to reduced AngioDynamics gross profit as well as the effect of increased Diagnostic sales to group purchasing organizations. The decline in AngioDynamics gross profit is due primarily to increased inventory reserves of $693,000, lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. Gross profit was favorably affected by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     S&A expenses were $16,544,000 during the twenty-six weeks ended November 29, 1997 versus $16,507,000 during the twenty-six weeks ended November 30, 1996. This increase of $37,000, or less than 1%, in the current period was due to increased AngioDynamics S&A expenses of $807,000, partially offset by decreased Diagnostic S&A expenses of $770,000.
Increased AngioDynamics S&A expenses can be attributed, in part, to the acquisition of Leocor and the start-up of a facility in Ireland in the third quarter of last fiscal year.

     R&D expenditures increased 4% in the current period to $3,081,000, or

6% of net sales, from $2,975,000, or 6% of net sales, in the comparable prior year period. Of the R&D expenditures in the current period, approximately 42% relate to contrast systems, 30% to AngioDynamics projects, 3% to immunological projects, 15% to other projects and 10% to general regulatory costs.

     Other income, net of expenses, decreased $554,000 in the current period versus the comparable period of last year due primarily to increased interest expense of $225,000, resulting from AngioDynamics bank financing, increased foreign currency exchange losses of $185,000, and decreased interest income of $93,000, resulting, in part, from the use of cash reserves to purchase the assets of Leocor.

     The Company's effective tax benefit rate of 7% during the twenty-six weeks ended November 29, 1997 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized. Non-deductible expenses and losses incurred in a foreign jurisdiction subject to lower tax rates, offset earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income. For the twenty-six weeks ended November 30, 1996, the Company's effective tax rate of 26% differed from the Federal statutory tax rate of 34% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, tax-exempt interest income, and the utilization of certain foreign net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

     During the twenty-six weeks ended November 29, 1997, net losses, investment in affiliate and capital expenditures were funded primarily by proceeds from the issuance of bank debt. In the past, the Company's policy had been to fund capital requirements without incurring significant debt.
At November 29, 1997, debt (notes payable, current maturities of long-term debt and long-term debt) was $11,228,000 as compared to $8,388,000 at May 31, 1997. The Company has available $14,242,000 under four bank lines of credit of which $8,691,000 was outstanding at November 29, 1997.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1995 and 1996 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At November 29, 1997, approximately 60% of the Company's assets consist of inventories, accounts receivable, debt and equity securities, and cash and cash equivalents. Prior to fiscal 1998, inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is 2.71 to 1, with net working capital of $41,627,000 at November 29, 1997, as compared to the current ratio of 3.07 to 1, with net working capital of $43,115,000 at May 31, 1997.

     In August 1997, the Company acquired approximately 23% of ITI for $1,300,000, of which installment payments of $500,000 and $400,000 were made in August 1997 and November 1997, respectively, and $400,000 is payable in

February 1998. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices.

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

     This suit claimed damages based upon alleged injuries resulting from the use of one of the Company's products. During December 1997, the Company settled such action for an amount under its insurance limit and the amount contributed by the Company was not material to its consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Annual Meeting of Shareholders held October 21, 1997, the following persons were elected as Directors of the Company:

     Class I Directors:  (until the 2000 Annual Meeting)
     -----------------

          Michael A. Davis, M.D.
          James L. Katz, CPA, JD

     In this election, 3,357,245 votes were cast for Messrs. Davis and Katz, and 11,463 shares were withheld from voting for Messrs. Davis and Katz.

     The following Directors continue in office for the duration of their terms:

     Class II Directors:  (until the 1998 Annual Meeting)
     ------------------

          Paul S. Echenberg
          Donald A. Meyer
          Robert M. Topol

     Class III Directors:  (until the 1999 Annual Meeting)
     -------------------

          Howard S. Stern
          David P. Meyers

     The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 1998 was approved by a vote of 3,358,572 in favor, 9,886 against, and 250 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

     No.               Description                                      Page
     ---               -----------                                      ----

     27     Financial data schedule                                      20

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended November 29, 1997, one report on Form 8-K, dated October 8, 1997, was filed. The report included Item 5 (Other Events) and Item 7 (Exhibits).


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          E-Z-EM, Inc.
                                         -----------------------------------
                                          (Registrant)




Date    January 9, 1998                   /s/ Howard S. Stern
     ---------------------               -----------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director




Date    January 9, 1998                   /s/ Dennis J. Curtin
     ---------------------               -----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer