Form 10-Q
period 1998-02-28
EZ EM INC
filed 1998-04-14
CIK 727008

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended  February 28, 1998
                                            -------------------

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

On April 10, 1998, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 5,969,335 shares of the registrant's Class B Common Stock outstanding.






                                Page 1 of 22
                          Exhibit Index on Page 19

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX
                                    -----

Part I:  Financial Information                                    Page
------   ---------------------                                    ----

  Item 1.  Financial Statements


    Consolidated Balance Sheets - February 28, 1998
      May 31, 1997                                                3 - 4


    Consolidated Statements of Operations - thirteen
      and thirty-nine weeks ended February 28, 1998 and
      March 1, 1997                                                 5


    Consolidated Statement of Stockholders' Equity -
      thirty-nine weeks ended February 28, 1998                     6


    Consolidated Statements of Cash Flows - thirty-nine
      weeks ended February 28, 1998 and March 1, 1997             7 - 8


    Notes to Consolidated Financial Statements                    9 - 11


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 12 - 18


Part II:  Other Information
-------   -----------------

  Item 6.  Exhibits and Reports on Form 8-K                        19

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 February 28,     May 31,
               ASSETS                                1998          1997
                                                    ------        ------
                                                 (unaudited)     (audited)

CURRENT ASSETS
  Cash and cash equivalents                        $ 4,886      $  4,484
  Debt and equity securities                         3,423        10,991
  Accounts receivable, principally
    trade, net                                      18,221        16,971
  Inventories                                       27,759        27,351
  Other current assets                               3,379         4,147
                                                    ------       -------
      Total current assets                          57,668        63,944

INVESTMENT IN AFFILIATE                              1,190

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                      22,171        23,418

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization              460           489

INTANGIBLE ASSETS, less accumulated
  amortization                                       2,603         7,057

DEBT AND EQUITY SECURITIES                           2,011         2,081

OTHER ASSETS                                         3,632         3,731
                                                    ------       -------
                                                   $89,735      $100,720
                                                    ======       =======



















The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                 February 28,     May 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY            1998          1997
                                                    ------        ------
                                                 (unaudited)     (audited)

CURRENT LIABILITIES
  Notes payable                                    $ 2,913      $  7,029
  Current maturities of long-term debt                 298           517
  Accounts payable                                   6,698         6,168
  Accrued liabilities                                6,837         6,829
  Accrued income taxes                                 370           286
                                                    ------       -------
      Total current liabilities                     17,116        20,829

LONG-TERM DEBT, less current maturities              1,003           842

OTHER NONCURRENT LIABILITIES                         1,728         1,805

COMMITMENTS AND CONTINGENCIES
                                                    ------       -------
      Total liabilities                             19,847        23,476
                                                    ------       -------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                        -             -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at February 28, 1998 and May 31, 1997            403           403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 5,932,952 shares
      at February 28, 1998 and 5,600,883
      shares at May 31, 1997                           593           560
  Additional paid-in capital                        21,300        19,073
  Retained earnings                                 47,991        57,087
  Unrealized holding gain on debt and equity
    securities                                       1,303         1,332
  Cumulative translation adjustments                (1,702)       (1,211)
                                                    ------       -------
      Total stockholders' equity                    69,888        77,244
                                                    ------       -------
                                                   $89,735      $100,720
                                                    ======       =======






The accompanying notes are an integral part of these financial statements.

                         E-Z-EM, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                             Thirteen weeks ended     Thirty-nine weeks ended
                            -----------------------   -----------------------
                            February 28,   March 1,   February 28,   March 1,
                                1998         1997         1998         1997
                               ------       ------       ------       ------
                              (in thousands, except share and per share data)

Net sales                     $24,385      $23,576      $74,809      $72,923

Cost of goods sold             16,146       14,954       48,114       44,185
                               ------       ------       ------       ------
      Gross profit              8,239        8,622       26,695       28,738
                               ------       ------       ------       ------
Operating expenses
  Selling and administrative    8,379        8,325       24,923       24,832
  Research and development      1,410        1,792        4,491        4,767
  Impairment of long-lived
    assets                      4,121                     4,121
                               ------       ------       ------       ------
    Total operating expenses   13,910       10,117       33,535       29,599
                               ------       ------       ------       ------
      Operating loss           (5,671)      (1,495)      (6,840)        (861)

Other income (expense)
  Interest income                 248          181          577          603
  Interest expense               (206)        (149)        (572)        (290)
  Other, net                     (249)          40         (385)         140
                                -----        -----        -----        -----
      Loss before income
        taxes                  (5,878)      (1,423)      (7,220)        (408)

Income tax benefit                (59)        (377)        (154)        (118)
                                -----        -----        -----        -----
      NET LOSS                $(5,819)     $(1,046)     $(7,066)     $  (290)
                                =====        =====        =====        =====

Loss per common share
  Basic and diluted           $  (.58)     $  (.11)     $  (.71)     $  (.03)
                                =====        =====        =====        =====

Weighted average common shares
  Basic and diluted         9,949,328    9,891,783    9,933,922    9,854,233
                            =========    =========    =========    =========










The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 Thirty-nine weeks ended February, 28, 1998
                                 (unaudited)
                      (in thousands, except share data)

                                                                                             Unrealized
                                      Class A            Class B                            holding gain
                                    common stock       common stock    Additional             on debt    Cumulative
                                 -----------------  -----------------   paid-in    Retained  and equity  translation
                                   Shares   Amount    Shares   Amount   capital    earnings  securities  adjustments   Total
                                 ---------  ------  ---------  ------  ----------  --------  ----------  -----------  -------
Balance at May 31, 1997          4,035,346   $403   5,600,883   $560    $19,073    $57,087     $1,332      $(1,211)   $77,244

Exercise of stock options                              41,396      4        178                                           182
Income tax benefits on
  stock options exercised                                                    40                                            40
Compensation related to
  stock option plans                                                          5                                             5
Issuance of stock                                         925                 5                                             5
3% common stock dividend                              289,748     29      1,999     (2,030)                                (2)
Net loss                                                                            (7,066)                            (7,066)
Unrealized holding loss on debt
  and equity securities                                                                           (29)                    (29)
Foreign currency translation
  adjustments                    _________    ___   _________    ___     ______     ______      _____        _(491)    __(491)

Balance at February 28, 1998     4,035,346   $403   5,932,952   $593    $21,300    $47,991     $1,303      $(1,702)   $69,888
                                 =========    ===   =========    ===     ======     ======      =====        =====     ======
























The accompanying notes are an integral part of this financial statement.

                        E-Z-EM, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                 Thirty-nine weeks ended
                                                 ------------------------
                                                 February 28,    March 1,
                                                     1998          1997
                                                    ------        ------
                                                       (in thousands)

Cash flows from operating activities:
  Net loss                                         $(7,066)      $  (290)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                  2,533         2,216
      Impairment of long-lived assets                4,121
      Provision for doubtful accounts                  202           122
      Equity in losses of affiliate                    150
      Loss on sale of investments                                     18
      Deferred income tax provision                     14           219
      Other non-cash items                               5
      Changes in operating assets and
        liabilities
          Accounts receivable                       (1,452)       (2,366)
          Inventories                                 (408)       (3,901)
          Other current assets                         685        (1,131)
          Other assets                                 126          (492)
          Accounts payable                             530           873
          Accrued liabilities                            6          (335)
          Accrued income taxes                          70           (60)
          Other noncurrent liabilities                 (53)           (2)
                                                    ------        ------
            Net cash used in operating
              activities                              (537)       (5,129)
                                                    ------        ------
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (858)       (3,965)
  Acquisition of business                                         (7,096)
  Investment in affiliate                           (1,340)
  Available-for-sale securities
    Purchases                                       (8,840)      (16,880)
    Proceeds from sale                              16,408        26,214
                                                    ------        ------
      Net cash provided by (used in)
        investing activities                         5,370        (1,727)
                                                    ------        ------
Cash flows from financing activities:
  Proceeds from issuance of debt                     3,436         6,432
  Repayments of debt                                (7,380)         (699)
  Proceeds from exercise of stock options,
    including related income tax benefits              222           707
  Proceeds from issuance of stock in
    connection with the stock purchase plan              5             9
                                                    ------        ------
      Net cash (used in) provided by
        financing activities                        (3,717)        6,449
                                                    ------        ------

                        E-Z-EM, Inc. and Subsidiaries

                                 (unaudited)


                                                 Thirty-nine weeks ended
                                                 ------------------------
                                                 February 28,    March 1,
                                                     1998          1997
                                                    ------        ------
                                                       (in thousands)

Effect of exchange rate changes on
  cash and cash equivalents                         $ (714)       $ (122)
                                                     -----         -----
      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               402          (529)

Cash and cash equivalents
  Beginning of period                                4,484         3,363
                                                     -----         -----
  End of period                                     $4,886        $2,834
                                                     =====         =====

Supplemental disclosures of cash
  flow information:
    Cash paid (refunded) during the period for:
      Interest                                      $  580        $  232
                                                     =====         =====
      Income taxes (net of refunds of $1,314 and
        $421 in 1998 and 1997, respectively)       $(1,031)       $  228
                                                     =====         =====


























The accompanying notes are an integral part of these financial statements.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1998 and March 1, 1997
                                 (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of February 28, 1998, the consolidated statement of stockholders' equity for the period ended February 28, 1998, and the consolidated statements of operations and cash flows for the periods ended February 28, 1998 and March 1, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at February 28, 1998 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1997 Annual Report on Form 10-K filed by the Company on August 29, 1997. The results of operations for the periods ended February 28, 1998 and March 1, 1997 are not necessarily indicative of the operating results for the respective full years.

  The consolidated financial statements include the accounts of E-Z-EM, Inc.
    and all 100%-owned subsidiaries (the "Company"). The Company's approximately 23% interest in an affiliate is accounted for by the equity method. Pursuant to this method, such investment is recorded at cost and adjusted by the Company's share of undistributed earnings (or losses).


NOTE B - EARNINGS (LOSS) PER COMMON SHARE

  Effective December 31, 1997, the Company adopted Statement of Financial
    Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for all periods presented. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Common stock equivalents were excluded from the diluted calculation for the periods ended February 28, 1998 and March 1, 1997, as their effects were anti-dilutive. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1998 and March 1, 1997
                                 (unaudited)


NOTE C - INVENTORIES

  Inventories consist of the following:

                                                 February 28,     May 31,
                                                     1998          1997
                                                    ------        ------
                                                       (in thousands)

    Finished goods                                 $13,703       $14,170
    Work in process                                  1,876         1,639
    Raw materials                                   12,180        11,542
                                                    ------        ------
                                                   $27,759       $27,351
                                                    ======        ======


NOTE D - INVESTMENT IN EQUITY AFFILIATE

  In August 1997, the Company acquired approximately 23% of ITI Medical
    Technologies, Inc. ("ITI") for $1,340,000, including acquisition related expenses of $40,000. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI is accounted for by the equity method. Pursuant to this method, such investment is recorded at cost and adjusted by the Company's share of undistributed earnings (or losses).


NOTE E - IMPAIRMENT OF LONG-LIVED ASSETS

  In accordance with Statement of Financial Accounting Standards No. 121,
    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge with no associated tax benefit of $4,121,000, or $.41 per share, relating to certain long-lived assets used in the cardiovascular market. The revenue potential of this cardiovascular technology was impaired due to price erosion for stents and angioplasty products, increasing product competition and the Company's strategic decision to focus its efforts in the interventional radiology market. The Company has determined that it needs to find a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there are no assurances that such a partner can be found. The charge represents the difference between the carrying value of intangible assets and the fair market value of these assets based on estimated future cash flows discounted at a rate commensurate with the risk involved. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization expense related to these assets will decrease by approximately $250,000 per year.

                        E-Z-EM, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1998 and March 1, 1997
                                 (unaudited)


NOTE F - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 41,396 shares were exercised at prices ranging from $4.22 to $5.55 per share, options for 4,230 shares were forfeited at prices ranging from $5.55 to $8.84 per share, options for 869 shares expired at $8.74 per share, and no options were granted during the thirty-nine weeks ended February 28, 1998.
    Under the 1997 AngioDynamics Stock Option Plan, options for 6.53 shares were granted at $80,000 per share, options for .74 shares were forfeited at $80,000 per share, and no options were exercised or expired during the thirty-nine weeks ended February 28, 1998.

  Under the Employee Stock Purchase Plan, 925 shares were purchased at
    $6.01 per share during the thirty-nine weeks ended February 28, 1998. Total proceeds received by the Company approximated $5,000.

  On January 23, 1998, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in nonvoting Class B Stock, was distributed on March 16, 1998 to shareholders of record on February 26, 1998.


NOTE G - CONTINGENCIES

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


NOTE H - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior period amounts to conform to the current period presentations.

                        E-Z-EM, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended February 28, 1998 and March 1, 1997
--------------------------------------------------

     The Company's quarters ended February 28, 1998 and March 1, 1997 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products industry segment includes both contrast systems and non-contrast systems.

                              Diagnostic  AngioDynamics  Eliminations  Total
                              ----------  -------------  ------------  -----
                                              (in thousands)

Quarter ended February 28, 1998
-------------------------------

  Unaffiliated customer sales  $19,878        $4,507           -      $24,385
  Intersegment sales                              82         ($82)        -
  Gross profit (loss)            6,488         1,761          (10)      8,239
  Operating loss                  (406)       (5,255)         (10)     (5,671)

Quarter ended March 1, 1997
---------------------------

  Unaffiliated customer sales  $18,916        $4,660           -      $23,576
  Intersegment sales               303           346        ($649)        -
  Gross profit                   6,343         2,273            6       8,622
  Operating profit (loss)       (1,229)         (272)           6      (1,495)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $823,000 due to a 3% sales increase, as well as reduced operating expenses of $678,000. Previous price increases virtually offset the effect of increased discounts to group purchasing organizations. Gross profit expressed as a percentage of net sales was 33% during both the current quarter and comparable quarter of the prior year, as the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter, which declined by $4,983,000, were adversely affected by a non-cash accounting charge with no associated tax benefit of $4,121,000, or $.41 per share, relating to an impairment of certain long-lived assets used in the cardiovascular market. The fact that the Company did not record a tax benefit for financial reporting purposes, associated with the impairment charge, does not affect its ability to realize the deduction for tax purposes. The revenue potential of this cardiovascular technology was impaired due to price erosion for stents and angioplasty products, increasing product competition and the Company's strategic decision to focus its efforts in the interventional radiology market. The Company has determined that it needs to find a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there are no assurances that such a partner can be found. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization expense related to these assets will decrease by approximately $250,000 per year.

     Operating results were also impacted by an overall sales decline, lower gross profit and an increase in operating expenses before impairment charges. Domestic sales improved by $680,000, or 23%, due to continued market penetration, while international sales decreased $833,000, or 51%, due to a decline in sales of the AngioStent. Overall, AngioDynamics sales decreased 3% during the current quarter. Gross profit expressed as a percentage of net sales declined to 38% during the current quarter versus 45% during the comparable quarter of the prior year due primarily to lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. Operating expenses before impairment charges increased $349,000 due, in part, to termination costs of $78,000 associated with the relocation of the Leocor operations during the current quarter.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended February 28, 1998, the Company reported a net loss of $5,819,000 or ($.58) per common share on both a basic and diluted basis, as compared to a net loss of $1,046,000 or ($.11) per common share on both a basic and diluted basis, for the comparable period of last year.

     Results for the current quarter were adversely affected by the AngioDynamics impairment charge of $4,121,000, or $.41 per share. Reduced Diagnostic operating expenses of $678,000 offset lower AngioDynamics gross profit. The lower AngioDynamics gross profit is due to lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility.

     Net sales for the quarter ended February 28, 1998 increased 3%, or $809,000, as compared to the quarter ended March 1, 1997 due primarily to increased sales of non-contrast systems of $1,747,000, partially offset by decreased sales of contrast systems of $785,000 and AngioDynamics products of $153,000. Previous price increases, net of discounts to group purchasing organizations, had little effect on net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 3%, or $237,000, in the current quarter versus the comparable period of last year due to decreased sales of AngioDynamics products of $833,000 and contrast systems of $347,000, partially offset by increased sales of non-contrast systems of $943,000.

     Gross profit expressed as a percentage of net sales decreased to 34% during the current quarter from 37% in the comparable quarter of the prior year due primarily to reduced AngioDynamics gross profit, resulting from lower stent sales, price erosion in the coronary stent marketplace, and underutilized capacity at the Irish manufacturing facility. In the Diagnostic segment, the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

     Selling and administrative ("S&A") expenses were $8,379,000 during the quarter ended February 28, 1998 versus $8,325,000 during the quarter ended March 1, 1997. There were no materially significant factors affecting the quarterly comparison of S&A expenses.

     Research and development ("R&D") expenditures decreased 21% in the current quarter to $1,410,000, or 6% of net sales, from $1,792,000, or 8% of net sales, in the comparable quarter of the prior year due to decreased regulatory expenses. Of the R&D expenditures in the current quarter, approximately 42% relate to contrast systems, 38% to AngioDynamics projects, 9% to general regulatory costs, 3% to immunological projects, and 8% to other projects. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of expenses, decreased $279,000 in the current quarter versus the comparable period of last year due primarily to the recording of a life insurance gain of $169,000 in the prior year, increased foreign currency exchange losses of $97,000, and the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. ("ITI") of $70,000.

     For the quarter ended February 28, 1998, the Company's unusually low effective tax benefit rate of 1% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses (including the impairment charge) incurred in certain jurisdictions, since, it is more likely than not that such benefits will not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates also contributed to the unusually low effective tax benefit rate. For the quarter ended March 1, 1997, the Company's effective tax benefit rate of 26% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized, and losses incurred in a foreign jurisdiction subject to lower tax rates, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Thirty-nine weeks ended February 28, 1998 and March 1, 1997
-----------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                              Diagnostic  AngioDynamics  Eliminations  Total
                              ----------  -------------  ------------  -----
                                              (in thousands)

Thirty-nine weeks ended February 28, 1998
-----------------------------------------

  Unaffiliated customer sales  $61,080       $13,729           -      $74,809
  Intersegment sales                59           363        ($422)        -
  Gross profit (loss)           21,918         4,801          (24)     26,695
  Operating profit (loss)          669        (7,485)         (24)     (6,840)

Thirty-nine weeks ended March 1, 1997
-------------------------------------

  Unaffiliated customer sales  $58,775       $14,148           -      $72,923
  Intersegment sales               685           775      ($1,460)        -
  Gross profit (loss)           21,494         7,269          (25)     28,738
  Operating loss                  (770)          (66)         (25)       (861)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $1,439,000 due to a 3% sales increase, as well as reduced operating expenses of $1,016,000. Previous price increases virtually offset the effect of increased discounts to group purchasing organizations. Gross profit expressed as a percentage of net sales was 36% during both the current period and comparable period of the prior year, as the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period, which declined by $7,419,000, were adversely affected by a non-cash accounting charge with no associated tax benefit of $4,121,000, or $.41 per share, relating to an impairment of certain long-lived assets used in the cardiovascular market. The fact that the Company did not record a tax benefit for financial reporting purposes, associated with the impairment charge, does not affect its ability to realize the deduction for tax purposes.

     Operating results were also impacted by an overall sales decline, lower gross profit and an increase in operating expenses before impairment charges. Domestic sales improved by $2,287,000, or 27%, due to continued market penetration, while international sales decreased $2,705,000, or 47%, due to a decline in sales of the AngioStent. Overall, AngioDynamics sales decreased 3% during the current period. Gross profit expressed as a percentage of net sales declined to 34% during the current period versus 49% during the comparable period of the prior year due primarily to lower stent sales, price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $627,000. Operating expenses before impairment charges increased $830,000 due, in part, to the Leocor operations, which began in the third quarter of last fiscal year, and termination costs of $179,000 associated with the relocation of the Leocor operations during the current fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the thirty-nine weeks ended February 28, 1998, the Company reported a net loss of $7,066,000 or ($.71) per common share on both a basic and diluted basis, as compared to a net loss of $290,000 or ($.03) per common share on a basic and diluted basis for the comparable period of last year.

     Results for the current period were adversely impacted by the AngioDynamics impairment charge of $4,121,000, or $.41 per share, as well as lower AngioDynamics gross profit, resulting from lower stent sales, price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $627,000.

     Net sales for the thirty-nine weeks ended February 28, 1998 increased 3%, or $1,886,000, as compared to the thirty-nine weeks ended March 1, 1997 due primarily to increased sales of non-contrast systems of $3,348,000, partially offset by decreased sales of contrast systems of 1,043,000 and AngioDynamics products of $419,000. Previous price increases, net of discounts to group purchasing organizations, had little effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., decreased 8%, or $2,190,000, in the current period versus the comparable period of last year due to decreased sales of AngioDynamics products of $2,705,000 and contrast systems of $995,000, partially offset by increased sales of non-contrast systems of $1,510,000.

     Gross profit expressed as a percentage of net sales decreased to 36% during the current period from 39% in the comparable period of last year due primarily to reduced AngioDynamics gross profit, resulting from lower stent sales, price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $627,000. In the Diagnostic segment, the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     S&A expenses were $24,923,000 during the thirty-nine weeks ended February 28, 1998 versus $24,832,000 during the thirty-nine weeks ended March 1, 1997. This increase of $91,000, or less than 1%, in the current period was due to increased AngioDynamics S&A expenses of $1,079,000, offset by decreased Diagnostic S&A expenses of $988,000. Increased AngioDynamics S&A expenses can be attributed, in part, to the Leocor operations, which began in the third quarter of last fiscal year, and termination costs of $179,000 associated with the relocation of the Leocor operations during the current fiscal year.

     R&D expenditures decreased 6% in the current period to $4,491,000, or 6% of net sales, from $4,767,000, or 7% of net sales, in the comparable prior year period. This decrease was due primarily to decreases in regulatory expenses of $420,000 and AngioDynamics project spending of $248,000, partially offset by increased contrast system spending of $377,000. Of the R&D expenditures in the current period, approximately 42% relate to contrast systems, 32% to AngioDynamics projects, 10% to general regulatory costs, 3% to immunological projects, and 13% to other projects.

     Other income, net of expenses, decreased $833,000 in the current period versus the comparable period of last year due primarily to increased interest expense of $282,000, resulting from AngioDynamics bank financing, increased foreign currency exchange losses of $282,000, and the recording of the Company's approximate 23% share in the losses of ITI of $150,000.

     For the thirty-nine weeks ended February 28, 1998, the Company's unusually low effective tax benefit rate of 2% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses (including the impairment charge) incurred in certain jurisdictions, since, it is more likely than not that such benefits will not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates also contributed to the unusually low effective tax benefit rate. The Company's effective tax benefit rate of 29% during the thirty-nine weeks ended March 1, 1997 differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, losses incurred in a foreign jurisdiction subject to lower tax rates, and the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income.

Liquidity and Capital Resources
-------------------------------

     During the thirty-nine weeks ended February 28, 1998, debt repayments, investment in affiliate and capital expenditures were funded primarily by cash reserves. In the past, the Company's policy had been to fund capital requirements without incurring significant debt. At February 28, 1998, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,214,000 as compared to $8,388,000 at May 31, 1997. The Company has available $8,921,000 under four bank lines of credit of which $1,723,000 was outstanding at February 28, 1998.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1996 and 1998 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At February 28, 1998, approximately 60% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and debt and equity securities. Prior to fiscal 1998, inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is 3.37 to 1, with net working capital of $40,552,000 at February 28, 1998, as compared to the current ratio of 3.07 to 1, with net working capital of $43,115,000 at May 31, 1997.

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

                        E-Z-EM, Inc. and Subsidiaries

                         Part II:  Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

     No.          Description                                           Page
     ---          -----------                                           ----

    27      Financial data schedule - thirty-nine weeks ended
              February 28, 1998                                          20
    27.1    Financial data schedule - twenty-six weeks ended
              November 30, 1996                                          21
    27.2    Financial data schedule - fifty-two weeks ended
              June 1, 1996                                               22

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended February 28, 1998.


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




Date     April 13, 1998                   /s/ Howard S. Stern
     ---------------------               -----------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director




Date     April 13, 1998                   /s/ Dennis J. Curtin
     ---------------------               -----------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer