Form 10-K
period 1998-05-30
EZ EM INC
filed 1998-08-28
CIK 727008

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 30, 1998  Commission file number 1-11479
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

                      Yes   /X/         No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 3, 1998 was $19,871,000.

On August 3, 1998, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,012,398 shares of the registrant's Class B Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 1998 Annual Meeting of Stockholders to be held October 20, 1998 are incorporated by reference in Part III of this Form 10-K Report.


                              Page 1 of 77
                        Exhibit Index on Page 35

                     E-Z-EM, Inc. and Subsidiaries

                                 INDEX

                                                               Page
                                                               ----
PART I:

     Item l.  Business                                           3

     Item 2.  Properties                                        15

     Item 3.  Legal Proceedings                                 15

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                           16


PART II:

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                       17

     Item 6.  Selected Financial Data                           18

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     19

     Item 8.  Financial Statements and Supplementary Data       25

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            25


PART III:

     Item 10. Directors and Executive Officers of the
              Registrant                                        26

     Item 11. Executive Compensation                            29

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                             32

     Item 13. Certain Relationships and Related Transactions    34


PART IV:

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               35

                                 PART I


Item 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, has been in business for over 36 years, and has its corporate offices located at 717 Main Street, Westbury N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease. These products are primarily used by interventional medicine practitioners during minimally invasive diagnostic and surgical procedures. Thirty-six percent (36%) of the Company's sales were to customers outside the U.S. during 1998.

     E-Z-EM contrast systems consist of specially developed powdered and liquid barium sulfate formulations and consumable medical devices, which function together as a system, for examination of the various parts of the gastrointestinal ("G.I.") tract. Contrast systems are used in X-ray, CT-scanning and other imaging examinations. The G.I. tract is commonly referred to as the digestive system and consists of the pharynx, esophagus, stomach, small intestine (or small bowel) and colon. E-Z-EM manufactures a broad spectrum of barium sulfate products for different uses in G.I. tract examinations. Each E-Z-EM barium sulfate formulation is tailored to that portion of the G.I. tract to be examined, and to the procedures employed by radiologists in each examination. Based upon sales, the Company believes that it is the leading worldwide producer of barium sulfate contrast systems for use in G.I. tract examinations.

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. See "Narrative Description of Business".

     The Company's sales of contrast and non-contrast systems, collectively the diagnostic ("Diagnostic") products industry segment, net of intersegment eliminations, increased 5% during 1998 as compared to 1997.

     The Company manufactures and markets, through AngioDynamics, three differentiated product groups for use during interventional procedures: angiography products, therapeutic products and stent/angioplasty products. AngioDynamics also manufactures and sells angiographic and stent/angioplasty products on an O.E.M. basis. Collectively these products are classified as the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 1998, AngioDynamics product sales, net of intersegment eliminations, increased 9%. Domestic sales increased by 27% due to market share growth, while international sales decreased by 24% due to a decline in the sale of coronary AngioStent(TM). The AngioDynamics segment results for 1998 were adversely affected by a non-cash accounting charge of $4,121,000, relating to an impairment of certain long-lived assets used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The Company is seeking a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there can be no assurances that such a partner can be found.

     Unless the context requires otherwise, all references herein to a particular year are references to the Company's fiscal year.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and Magnetic Resonance Imaging ("MRI") imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and stent/angioplasty medical devices used in the interventional medicine marketplace.

     The net sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note O to the Consolidated Financial Statements included herein.

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

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 36 years ago. For over 80 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient for X-rays. In addition, it is biologically inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

     The Company's contrast systems are designed for a variety of radiologic procedures. In single contrast procedures, a portion of the G.I. tract is filled with barium sulfate to produce a diagnostic image of the tract's contours. In double contrast procedures, gas or air is used to distend the G.I. tract after coating with a high density barium sulfate suspension. This produces a significantly clearer diagnostic image of the tract's surface than that obtainable through the use of single contrast procedures. In computed tomography procedures, known as "CT-scanning", a specially formulated low density barium sulfate product is used to visualize the G.I. tract and thus significantly enhance the radiographic image.

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in consumable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Sales of contrast systems declined 1% during 1998 as compared to 1997.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Sales of non-contrast systems increased 20% during 1998 as compared to 1997.

     The Company's line of diagnostic radiology devices include electromechanical injectors and syringes, needles, trays and ancillary devices used during a variety of diagnostic radiologic and ultrasound procedures. This product grouping includes the PercuPump Touchscreen(TM) with EDA injector ("PP with EDA"), which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PP with EDA, introduced in 1998, is the first CT injector designed to aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. The PP with EDA is comprised of an electromechanical injector, a consumable syringe, and an EDA detector patch. Other diagnostic radiology devices include entry needles, biopsy needles, trays and ancillary products used during mammography, amniocentesis and other specialty procedures.

     Custom contract pharmaceutical and cosmetic products are manufactured on a contract basis by the Company's Canadian subsidiary. Pharmaceutical products include liquid vitamins and antacids, decongestants, cough medicines and vaporizing ointments. Cosmetic products include tanning and sunscreen lotions and bath powders.

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

     The Company, through its wholly-owned subsidiary, Enteric
Products, Inc. ("EPI"), markets immunoassay tests for use in the detection of Helicobacter pylori ("H. pylori"). The tests analyze a patient's serum or whole blood sample using a patented antigen licensed from Baylor College of Medicine. These tests are available for both laboratory use and for use in a physician's office.

     H. pylori infection has been identified as the leading cause of duodenal and gastric ulcers and has also been linked to gastritis and gastric cancer. The World Health Organization has categorized H. pylori as a Class 1 carcinogen, a definite cancer causing agent in humans. Gastric cancer is a leading cause of death in Asia, Africa and Eastern Europe.

     The Company's agreement with Abbott Laboratories ("Abbott") for the international marketing of its physician's office test to detect H. pylori expires in December 1998. The agreement covers both serum and whole-blood versions of a simple, highly accurate four-minute test.
The tests, manufactured by SmithKline Diagnostics, Inc. ("SKD"), a subsidiary of Beckman Coulter, Inc., are privately labeled under the name FlexPack(TM) HP and sold by Abbott in China, India, other parts of Asia, Eastern Europe and parts of the Middle East and Africa. A prior agreement, between SKD and Abbott, also terminating in December 1998, gave Abbott the marketing rights to most of the remainder of the world market. The Company is currently evaluating various options with respect to the future marketing of these products. The Company does not believe that the discontinuance of these agreements will have a material adverse effect on the consolidated financial statements. SKD, with whom EPI co-developed the serum and whole blood tests, also markets its own version of the product under the name FlexSure(TM) HP in the U.S. and other selected territories.

     As a result of these agreements, EPI receives revenue (1) on the sale of products directly to Abbott, (2) from royalties on the sale of products to Abbott by SKD, (3) from royalties on the sale of product by SKD to its distributors and end-users, and (4) from the sale of EPI's patented antigen to SKD for use in both tests. In addition, EPI derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. The Company markets the HM-CAP test through distributors in the U.S. and abroad.

     Sales to Picker International, Inc., which is a distributor of the Company's Diagnostic products, were 16% of total net sales during 1998.

     ANGIODYNAMICS PRODUCTS

     The Company, through its wholly-owned subsidiary, AngioDynamics, develops, manufactures and markets a variety of differentiated products and systems for the worldwide interventional medicine marketplace, which is the practice of medicine using both traditional and new diagnostic procedures for therapeutic purposes.

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

     Angiography Products

     Angiography products include diagnostic catheters, fluid management products and CO2Ject(TM), a proprietary angiographic system that uses carbon dioxide ("CO2") instead of standard iodinated contrast media. These products are used during procedures known as "angiograms", "venograms", and "cardiac catheterizations", which provide images of the human vasculature and blood flow.

     The Company manufactures three lines of diagnostic catheters, Memory-Vu(TM), ANGIOPTIC(TM), and Soft-Vu(TM), suitable for diagnosing the complete human vascular system. These catheters are made in 3, 4, 5, and 6 French sizes, with wire braided and non-braided nylon shafts, and are available in over 500 tip configurations and lengths, either as standard catalogue items or made to order through the Company's customization program. The Company's lines of angiographic catheters are cleared for sale in the U.S. and internationally.

     The proprietary Soft-Vu/Memory-Vu catheter technology incorporates a soft, atraumatic tip that is attached to a more rigid shaft. In addition to being soft, the catheter tips are also easily visualized under fluoroscopy. The Company believes this soft tipped catheter technology offers the physician a safe diagnostic catheter with less propensity to perforate or lacerate an artery or vein.

     The Company has developed a unique catheter line called ANGIOPTIC. The distinguishing characteristic of this product is that the entire catheter is highly visible under fluoroscopy. The catheter is constructed of a proprietary triple-layer extrusion technology.

     The Company manufactures several lines of products used to administer fluids and contain the blood and other biological wastes produced during an interventional procedure. These products are designed to meet the increased concern about HIV and hepatitis. The AngioFill(TM) product line controls airborne blood borne pathogens by aspirating a catheter and injecting the blood into an appropriate receptacle. The AngioFill systems also have fluid lines that connect to saline and contrast media bottles. In use, the physicians will aspirate the catheter with a syringe and release the contents in the AngioFill bag. While the syringe is still connected to the AngioFill, the physician will draw fresh saline or contrast media to flush the catheter. The patented Pulse-Vu Needle(TM) and Sos Bloodless Entry Needle(TM) control airborne blood borne pathogens and the spurting blood flow normally encountered in a femoral arterial puncture. Both needles have a thin diaphragm to divert the pressurized column of blood into a clear, flexible side arm tube thus preventing the blood from entering the clinical environment. The special diaphragm has a slit that allows easy passage of a guidewire through the needle hub and needle lumen and into the lumen of the artery. The Company believes its diaphragm technology is proprietary. All of the Company's fluid management products are cleared for sale in the U.S. and internationally.

     The CO2Ject is comprised of CO2 contrast, an automated injector, a CO2 connection set, a diagnostic catheter and an angioplasty balloon catheter. Since a normal function of the human vasculature and blood flow system is the transfer and expulsion of CO2 through the respiratory system, the Company believes that CO2 provides a higher degree of safety than iodinated contrast media, which can cause severe allergic reactions in certain patients. The Company also believes that CO2 is more cost effective and provides better images than iodinated contrast media. Currently, the CO2Ject is being sold in Europe, South America, Australia and Asia. To date, there is no automated CO2 system that has received U.S. Food and Drug Administration ("FDA") clearance for sale in the U.S. The Company does not anticipate receiving FDA clearance for the CO2Ject in the near future, and there can be no assurance that such clearance will be obtained at all.

     Therapeutic Products

     The Company's therapeutic line principally consists of thrombolytic products, vascular access products for dialysis and liver access products.

     The Company's proprietary thrombolytic product line is marketed under the name Pulse*Spray(TM) and is used to dissolve blood clots in hemodialysis access grafts, arteries and veins. Pulse*Spray Sets include PRO(TM) Infusion Catheters, occluding wires, check valves, and bifurcated connecting lines. The Pulse*Spray Set optimizes the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. This improvement has been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three. This represents significant cost savings for the hospital, the patient, and the healthcare system, while reducing the complications associated with the use of larger volumes of lytic agent. The Pulse*Spray Set is cleared for sale in the U.S. and internationally.

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

     During 1998, the FDA granted AngioDynamics a 510(k) clearance to market the Pulse*Spray Injector in the U.S. The Company believes that the Pulse*Spray Injector may provide the first viable treatment for dissolving deep vein clots (DVT's) in a wide patient population. Early clinical experience with the Pulse*Spray Injector indicates a significant reduction in the amount of thrombolytic drugs and time required to resolve thrombosed deep veins in the legs. Further clinical evidence is needed to confirm these initial results.

     The Company's vascular access products, marketed under the Schon trade name, are primarily used by patients requiring blood dialysis. These vascular access catheters are classified as long-term or acute.
A long-term catheter is used in the event the patient is waiting for a permanent dialysis graft to heal after a surgical placement or repair. Acute catheters are placed in patients with a temporary interruption of renal function due to serious injury or trauma. The Company believes that vascular access procedures in general and dialysis access procedures specifically, are growing rapidly.

     The Company's liver access products include the biliary AngioStent and a transjugular intrahepatic portosystemic shunt ("TIPS") access set.

     Subsequent to fiscal year end 1998, the Company filed a 510(k) submission with the FDA to market the AngioStent for biliary stricture application in the U.S. Biliary stricture, a condition common among hepatic and pancreatic cancer patients, is a narrowing of the bile duct as a result of tumor ingrowth. The Company believes the biliary AngioStent has certain advantages versus the conventional treatment since it will resist clogging due to its wide diameter and will resist tumor ingrowth because of its strong radial pressure.

     The Company's TIPS access set is designed to probe the liver with a small 21 gauge needle and utilizes carbon dioxide as a contrast agent to visualize important liver structures such as the hepatic artery and bile ducts. Cirrhosis of the liver often causes bleeding of the esophageal varices. As an alternative to traditional surgical methods, a TIPS (shunt) is placed between the portal vein and hepatic vein in the liver to reduce pressure and thus relieve the bleeding.

     The Company acted as the U.S. sales agent for Navarre Biomedical, Ltd, a manufacturer of percutaneous abscess drainage catheters. Percutaneous abscess drainage involves resolution of pus pockets, pleural effusions and other fluids by inserting the catheter directly into the fluid pocket under fluoroscopic, CT or ultrasound guidance. Sales of this product line were approximately $1.2 million in 1998. This distribution agreement was terminated subsequent to fiscal year end.

     Stent/Angioplasty Products

     Stents are used to hold open passageways in the body that may have closed or become obstructed as a result of aging, disease, or trauma. Stents are increasingly being used as an alternative to or adjunct to surgical and minimally invasive procedures and drug therapies, which reduce procedure time, patient trauma, hospitalization and recovery time. The Company believes that the coronary AngioStent provides a competitive advantage over competing stent products and alternative therapies.

     The Company believes AngioStent incorporates a number of unique and proprietary design features that allow the effective treatment of a variety of lesion and vessel types. The AngioStent is constructed from a single strand of platinum alloy wire that is precision formed into a spiraling sinusoidal configuration. This configuration has the wire turn back on itself and attach back at its beginning, thereby forming a longitudinal wire that imparts added strength and stability. The Company believes that its patented stent design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs. The AngioStent is available in a variety of diameters and lengths and is provided pre-mounted on both the over-the-wire and rapid exchange delivery systems. Both of these delivery systems offer advanced features, such as a high pressure balloon and one-step-placement with no necessity for pre-dilation of the target lesion. The AngioStent has been utilized in a variety of coronary and peripheral applications, including vessels in which other stent procedures have failed, as well as in the treatment of difficult lesions in curved or tortuous vessels. The Company believes the technical features of its proprietary AngioStent systems provide the Company with a number of competitive advantages. The Company intends to use this base of stent technology to develop stents for the peripheral vascular market.

     The AngioStent currently is marketed internationally for peripheral vascular and coronary applications. The AngioStent for peripheral vascular and coronary applications has not yet been cleared for sale in the U.S. The Company intends to submit a premarket approval ("PMA") application to obtain marketing clearance from the FDA for peripheral vascular applications, but not for coronary use.

     The Company also develops and manufacturers percutaneous transluminal coronary angioplasty ("PTCA") balloon catheters. A PTCA balloon catheter is used to inflate a narrowing in the arteries of the heart, either by expanding a stent or on a stand-alone basis during balloon angioplasty procedures. The PTCA products include the Racer Pico, Racer Select, Pico Runner and Pico ST II balloon catheters, each of which is approved for sale internationally (with the Pico Runner and Pico ST II cleared for sale in the U.S.). The Company intends to use the base of balloon catheter technology to develop PTA balloon catheters for the peripheral vascular market.

     O.E.M. Manufacturing

     During 1998 the Company announced a decision to focus its marketing efforts in the interventional radiology market; also, that it needs to find a strategic partner, with an existing cardiovascular sales and marketing franchise, to leverage its stent and angioplasty technology in the cardiology market. The Company has two ISO 9001 certified facilities with available manufacturing capacity and is seeking partnerships, joint ventures and O.E.M. arrangements to manufacture PTCA balloon catheters, stent delivery systems and similar products. The Company also sells certain angiographic products on a bulk, non-sterile basis.

     MARKETING

     The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiologic needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and MRI procedures.

     E-Z-EM's contrast systems, laxatives, syringes, X-ray protection equipment and diagnostic radiology devices, such as biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through about 230 distributors, supported by 31 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's contrast systems are also marketed through 119 distributors, including wholly-owned subsidiaries in Canada, the United Kingdom, Japan and Holland. Significant sales are made in Canada, the United Kingdom, Japan, Holland, Italy, France, Austria, Sweden and Belgium. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name.

     The Company's AngioDynamics products are marketed to interventional radiologists, cardiologists, vascular surgeons and nephrologists. Domestic sales are supported by 19 direct sales employees, while the international marketing effort is conducted through 56 distributors, including 3 wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

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

     Radiologic procedures for which the Company supplies products complement, as well as compete with, endoscopic procedures such as colonoscopy and endoscopy. Such examinations involve visual inspection of the G.I. tract through the use of a flexible fiber optic instrument inserted into the patient by a gastroenterologist. The use of gastroenterology procedures has been growing in both upper and lower G.I. examinations as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs which successfully treat ulcers and other gastrointestinal disorders has tended to reduce the need for upper G.I. tract examinations. In January 1998, Medicare began reimbursing for colorectal cancer screening utilizing G.I. examinations, as well as other procedures.

     The major non-contrast systems market that the Company competes in is the medical device radiology market, which is highly competitive.
No single company, domestic or foreign, competes with the Company across all of its non-contrast system product lines. In electromechanical injectors and syringes, the Company's main competitors are Schering AG and Mallinckrodt, Inc. In needles and trays, the Company competes with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co. and various other competitors. The Company also encounters competition in the marketing of its other non-contrast systems products.

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

     Arterial Vascular Engineering, Inc., Johnson & Johnson Interventional System, Co., Schneider, Inc. (a part of Pfizer, Inc.), Boston Scientific Corporation, C.R. Bard, Inc., Cook, Inc., Cordis Corporation, Guidant Corporation, Medtronic, Inc., Biotronik GmbH, Progressive Angioplasty Systems, American Biomed, Inc. and Global Therapeutics, among others, currently compete against the Company in the development, production and marketing of stents and stent technology.

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

     The competitive situation in the market for thrombolytic therapeutic products is complex. The first level of competition is the medical profession, where each physician can decide if an artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. The primary competitors in this market are MediTech, Micro Therapeutics, Inc. and Cook, Inc.

     The Company believes that it is perceived as a market leader in the market for blood containment products, where its primary competition comes from Arrow International and Becton-Dickinson. The market for fluid management systems is extremely competitive, with the Company's products being similar to products from Schneider, Inc. (a part of Pfizer, Inc.), Merit, Burron Medical, DeRoyal, Biocore, Advanced Medical Design, Medex and Argon. These products are non-patient contact and, therefore, the barriers to entry, such as regulatory clearance, potential liability, and the need for technical sophistication, are not significant.

     RESEARCH AND DEVELOPMENT

     In addition to its technical staff, consisting of a Medical/Technical Director and 41 employees, the Company has consulting arrangements with various physicians who assist through their independent research and product development. Research and development expenditures totaled $5,662,000, or 6% of net sales, in 1998, as compared to $6,881,000, or 7% of net sales, in 1997 and $5,323,000, or 6% of net sales, in 1996, reflecting the Company's commitment to expansion of its product lines through research and development.

     RAW MATERIALS AND SUPPLIES

     Most of the barium sulfate for contrast systems is supplied by a number of European and U.S. manufacturers, with a minor portion being supplied by the Company's wholly-owned Canadian subsidiary, E-Z-EM Canada Inc. ("E-Z-EM Canada"), which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates. The Company believes that these sources should be adequate for its foreseeable needs.

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

     EMPLOYEES

     The Company employs 923 persons, 229 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 123 and 102 employees expire in December 1998 and December 1999, respectively. The Company considers employee relations to be satisfactory.

(d) FINANCIAL INFORMATION REGARDING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company derived about 36% of its sales from customers outside the U.S. during 1998. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 334 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 152 foreign distributors to 88 countries outside of the U.S.

     The net sales and operating profit (loss) of each geographic area and the identifiable assets attributable to each geographic area as well as export sales from domestic operations are set forth in Note O to the Consolidated Financial Statements included herein.


Item 2.  PROPERTIES

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of four buildings, one of which is owned by the Company, containing an aggregate of 194,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. Such facility is currently being leased on a month-to-month basis. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. AngioDynamics Ltd. owns a 20,000 square-foot manufacturing and warehousing facility located in Enniscorthy, Ireland. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation. E-Z-EM Canada also owns a 64,050 square-foot manufacturing and warehousing facility located in Montreal, Canada.


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

     During April 1998, the Company settled a lawsuit brought upon by Olympia Holding Corporation p/k/a P-I-E Nationwide, Inc. for alleged undercharges for freight carriage. Such lawsuit was settled for an amount under the Company's insurance limit and the amount contributed by the Company was not material to its consolidated financial statements.

     The Company is presently involved in various other claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     E-Z-EM, Inc. Class A and Class B Common Stock is traded on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A and Class B Common Stock as reported by the AMEX.

                                       Class A          Class B
                                   ---------------  ---------------
                                     High    Low      High    Low
                                   ------- -------  ------- -------

     Fifty-two weeks ended May 30, 1998
     ----------------------------------

     First Quarter................  $9.13   $7.50    $7.88   $6.63
     Second Quarter...............   8.63    7.13     7.50    5.88
     Third Quarter................   7.88    6.88     7.38    6.25
     Fourth Quarter...............   9.75    6.75     9.00    5.88

     Fifty-two weeks ended May 31, 1997
     ----------------------------------

     First Quarter................ $14.13  $10.38   $13.25  $ 9.75
     Second Quarter...............  15.00   10.50    15.25   10.63
     Third Quarter................  13.00   11.00    12.75   11.00
     Fourth Quarter...............  12.13    8.19    11.50    7.63

     As of August 3, 1998 there were approximately 237 and 375 record holders of the Company's Class A and Class B Common Stock, respectively.

     The Company's current policy has been to issue stock dividends. During the third quarter of fiscal years 1996 and 1998 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends. Future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

Item 6.  SELECTED FINANCIAL DATA



                             Fifty-two weeks ended   Fifty-three  Fifty-two
                           ------------------------- weeks ended weeks ended
                           May 30,  May 31,  June 1,   June 3,     May 28,
                            1998#    1997     1996      1995*       1994*
                           ------   ------   ------    ------      ------
                                (in thousands, except per share data)

Income statement data:
  Net sales..............$102,884  $97,324  $91,932   $88,526     $85,645
  Gross profit...........  37,433   36,570   36,414    36,681      33,617
  Operating profit (loss)  (5,351)  (4,911)     957     2,837       1,200
  Earnings (loss) from
    continuing operations
    before income taxes..  (5,534)  (4,530)   1,940     3,559       1,528
  Earnings (loss) from
    continuing operations  (5,967)  (3,208)   1,697     2,473         379
  Net earnings (loss)....  (5,967)  (3,208)  21,008     1,630         277
  Earnings (loss) from
    continuing operations
    per common share
      Basic and diluted
        (1)..............    (.60)    (.33)     .17       .26         .04
  Earnings (loss) per
    common share
      Basic (1)..........    (.60)    (.33)    2.16       .17         .03
      Diluted (1)........    (.60)    (.33)    2.04       .17         .03
  Weighted average common
    shares
      Basic (1)..........   9,952    9,871    9,712     9,634       9,633
      Diluted (1)........   9,952    9,871   10,315     9,640       9,633

                           May 30,  May 31,  June 1,   June 3,     May 28,
                            1998     1997     1996      1995        1994
                           ------   ------   ------    ------      ------
                                         (in thousands)

Balance sheet data:
  Working capital........ $41,597  $43,115  $53,508   $33,254     $33,088
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities...........   8,129   15,475   23,610     4,447       7,336
  Total assets...........  90,706  100,720   96,037    76,095      71,531
  Long-term debt, less
    current maturities...     606      842      680     1,114         586
  Stockholders' equity...  71,223   77,244   80,603    57,890      54,269
_______________

 # Includes the impairment charge of $4,121,000 described in Note B to the Consolidated Financial Statements included herein.

 * Reclassified to reflect the discontinued operation described in Note C to the Consolidated Financial Statements included herein.

(1) Retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note M to the Consolidated Financial Statements included herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal years ended May 30, 1998, May 31, 1997 and June 1, 1996 represent fifty-two weeks. The following discussion and analysis is based on the results of continuing operations of the Company.

RESULTS OF OPERATIONS

     SEGMENT OVERVIEW

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products industry segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 57% of net sales in 1998, as compared to 61% in 1997 and 68% in 1996. Non-contrast system sales accounted for 24% of net sales in 1998, as compared to 21% in 1997 and 20% in 1996. The AngioDynamics products industry segment, which includes angiography products, therapeutic products and stent/angioplasty products used in the interventional medicine marketplace, accounted for 19% of net sales in 1998, as compared to 18% in 1997 and 12% in 1996.

                              Diagnostic  AngioDynamics  Eliminations  Total
                              ----------  -------------  ------------  -----
                                              (in thousands)

Fifty-two weeks ended May 30, 1998
----------------------------------

  Unaffiliated customer sales  $83,475       $19,409           -     $102,884
  Intersegment sales                91           483        ($574)        -
  Gross profit (loss)           30,220         7,263          (50)     37,433
  Operating profit (loss)        1,988        (7,317)         (22)     (5,351)

Fifty-two weeks ended May 31, 1997
----------------------------------

  Unaffiliated customer sales  $79,588       $17,736           -      $97,324
  Intersegment sales             1,250           926      ($2,176)        -
  Gross profit (loss)           28,794         7,783           (7)     36,570
  Operating loss                (1,088)       (3,816)          (7)     (4,911)

Fifty-two weeks ended June 1, 1996
----------------------------------

  Unaffiliated customer sales  $80,936       $10,996           -      $91,932
  Intersegment sales               -             700        ($700)        -
  Gross profit (loss)           30,872         5,561          (19)     36,414
  Operating profit (loss)        2,509        (1,536)         (16)        957

     DIAGNOSTIC PRODUCTS

     Diagnostic segment operating results for 1998 improved by $3,076,000 due to a 5% sales increase, as well as reduced operating expenses of $1,650,000. Price increases virtually offset the effect of increased discounts to group purchasing organizations. Gross profit expressed as a percentage of net sales was 36% during both 1998 and 1997, as the effects of increased discounts to group purchasing organizations were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     Diagnostic segment operating results for 1997 declined by $3,597,000 due to lower gross profit and increased operating expenses of $1,523,000. The lower gross profit resulted from increased inventory reserves of $676,000, approximately $558,000 of increased unabsorbed overhead costs associated with the relocation of a portion of the Company's contrast systems manufacturing operations, and sales discounts to group purchasing organizations. Increased regulatory costs associated with product validations of $857,000 and severance costs of $365,000 contributed to the increased operating expenses in 1997.

     ANGIODYNAMICS PRODUCTS

     AngioDynamics segment operating results for 1998, which declined by $3,501,000, were adversely affected by a non-cash accounting charge of $4,121,000, relating to an impairment of certain long-lived assets used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The Company is seeking a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there can be no assurances that such a partner can be found. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization expense related to these assets will decrease by approximately $250,000 per year.

     Discounting the effect of the impairment charge, AngioDynamics operating results improved by $620,000 due to reduced operating expenses, partially offset by lower gross profit. Domestic sales improved by $3,154,000, or 27%, due to continued market penetration, while international sales decreased $1,480,000, or 24%, due to a decline in sales of the coronary AngioStent(TM). Overall, AngioDynamics sales increased 9% during 1998. Gross profit expressed as a percentage of net sales declined to 37% during 1998 versus 42% during 1997 due primarily to price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $344,000. Operating expenses before the impairment charge decreased $1,140,000 due, in part, to the write-off of expenses relating to the proposed initial public offering of AngioDynamics in 1997.

     AngioDynamics segment operating results for 1997, which declined by $2,280,000, were adversely affected by increased operating expenses of $4,502,000, partially offset by sales growth of 61%, as compared to 1996. The sales growth was due to continued international and domestic market penetration. The coronary AngioStent was introduced internationally by the Company in the third quarter of 1996 and was the major contributor to the international sales growth in 1997. Increased operating expenses can be attributed to expenses supporting the 61% sales increase in 1997 and increased administrative expenses. Gross profit expressed as a percentage of net sales declined to 42% in 1997, as compared to 48% in 1996, due primarily to start-up costs relating to AngioDynamics' entry into the coronary stent marketplace and increased inventory reserves of $180,000.

     DISCONTINUED SEGMENT

     During 1996, the Company discontinued the operation of its surgical products industry segment when it sold Surgical Dynamics Inc. ("SDI"), its 51%-owned subsidiary, to United States Surgical Corporation. As a result of this sale, the Company recognized a gain, pretax of approximately $25,539,000, after-tax of approximately $19,520,000, or $2.01 per common share on a basic EPS basis. The surgical products industry segment has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation in the consolidated statements of operations. The surgical products industry segment included the Nucleotome(TM) device, the Ray Threaded Fusion Cage(TM) and other surgical devices and accessories used in spinal surgery.

     The net sales and operating profit (loss) of each industry segment and the identifiable assets, depreciation and amortization, and capital expenditures attributable to each industry segment are set forth in Note O to the Consolidated Financial Statements included herein.

     CONSOLIDATED RESULTS OF OPERATIONS

     The Company reported a net loss of $5,967,000, or ($.60) per common share on a basic and diluted basis for 1998, as compared to a net loss of $3,208,000, or ($.33) per common share on a basic and diluted basis, for 1997, and net earnings of $21,008,000, or $2.16 and $2.04 per common share on a basic and diluted basis, respectively, for 1996. Results for 1998 included the AngioDynamics impairment charge, with no associated tax benefit, of $4,121,000, or $.41 per common share. The fact that the Company did not record a tax benefit for financial reporting purposes, associated with the impairment charge, does not affect its ability to record the deduction for tax purposes at some future date. Results for 1996 included an after-tax gain on the sale of SDI of $19,520,000, or $2.01 and $1.89 per common share on a basic and diluted basis, respectively.

     Loss from continuing operations for 1998 was $5,967,000, or ($.60) per common share on both a basic and diluted basis, as compared to a loss from continuing operations of $3,208,000, or ($.33) per common share on both a basic and diluted basis, in 1997 and earnings from continuing operations of $1,697,000, or $.17 per common share on both a basic and diluted basis, in 1996.

     Results from continuing operations for 1998 were adversely affected by the AngioDynamics impairment charge of $4,121,000, or $.41 per share, and lower AngioDynamics gross profit. Results were positively affected by increased sales coupled with reduced operating expenses, before impairment charge, in both industry segments.

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

     Net sales increased 6%, or $5,560,000, to $102,884,000 in 1998, and increased 6%, or $5,392,000, to $97,324,000 in 1997.  Net sales in
1998 were favorably affected by increased sales of non-contrast systems of $4,192,000, including $2,648,000 relating to custom contracts, and AngioDynamics products of $1,673,000. Price increases, net of discounts to group purchasing organizations, had little effect on net sales in 1998. Net sales in 1997 were favorably affected by increased sales of AngioDynamics products of $6,740,000 and non-contrast systems of $1,923,000. The AngioDynamics sales growth was due to international market penetration, due primarily to the introduction of the coronary AngioStent, and domestic market penetration. Net sales in 1997 were adversely affected by a 6% decline in the Company's sales of barium contrast systems. Price increases had little effect on net sales in 1997.

     Net sales in international markets, including direct exports from the U.S., decreased 3%, or $975,000, to $36,739,000 in 1998 and increased 12%, or $3,932,000, to $37,714,000 in 1997.  The 1998
decline was due to decreased sales of contrast systems of $1,691,000 and AngioDynamics products of $1,480,000, partially offset by increased sales of non-contrast systems of $2,196,000. The decline in sales of AngioDynamics products is due to lower stent sales. The increase in sales of non-contrast systems is attributable to increased sales of custom contracts. The 1997 increase was due to increased sales of AngioDynamics products of $3,679,000 and non-contrast systems of $1,825,000, partially offset by decreased sales of contrast systems of $1,572,000.

     Gross profit expressed as a percentage of net sales was 36% in 1998, as compared to 38% in 1997 and 40% in 1996. The decline in gross profit, expressed as a percentage of net sales, in 1998 was due primarily to reduced AngioDynamics gross profit, resulting from price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $344,000. In the Diagnostic segment, the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation. Gross profit in 1997 was negatively impacted by approximately $3,037,000 of unabsorbed overhead costs associated with the manufacturing site relocation, increased inventory reserves of $856,000, start-up costs relating to AngioDynamics' entry into the coronary stent marketplace, and sales discounts to group purchasing organizations.

     Selling and administrative ("S&A") expenses were $33,001,000 in 1998, $34,600,000 in 1997 and $30,134,000 in 1996. The decrease in
1998 versus 1997 of $1,599,000, or 5%, was due to decreased Diagnostic S&A expenses of $1,053,000 and decreased AngioDynamics S&A expenses of $546,000, which resulted, in part, from the write-off of expenses relating to the proposed initial public offering of AngioDynamics in 1997. The increase in 1997 versus 1996 of $4,466,000, or 15%, was due to increased AngioDynamics S&A expenses of $3,776,000 and increased Diagnostic S&A expenses of $690,000. Increased AngioDynamics S&A expenses can be attributed to expenses supporting the 61% sales increase in 1997 and increased administrative expenses, partially resulting from the write-off of expenses relating to the proposed initial public offering of AngioDynamics, the start-up of a facility in Ireland and the acquisition of Leocor, Inc. Increased Diagnostic S&A expenses resulted, in part, from severance costs of $365,000 in 1997.

     Research and development ("R&D") expenditures in 1998 totalled $5,662,000, or 6% of net sales, as compared to $6,881,000, or 7% of net sales, in 1997 and $5,323,000, or 6% of net sales, in 1996. The decline in 1998 versus 1997 of $1,219,000 was due primarily to decreases in regulatory expenses associated with product validations of $826,000 and AngioDynamics project spending of $593,000, partially offset by increased contrast system spending of $415,000. The increase in 1997 versus 1996 of $1,558,000 was due primarily to increased regulatory costs associated with product validations of $857,000 and increased spending of $691,000 relating to AngioDynamics projects. Of the R&D expenditures in 1998, approximately 42% relate to contrast systems, 32% to AngioDynamics projects, 11% to general regulatory costs, 3% to immunological projects, and 12% to other projects. R&D expenditures are expected to continue at approximately current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totalled $183,000 of expense in 1998, $381,000 of income in 1997 and $983,000 of income in 1996.
The change in 1998 versus 1997 was primarily due to increased interest expense of $177,000 and decreased interest income of $138,000, resulting from bank financing for the AngioDynamics operations, coupled with the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. of $219,000. The decline in other income in 1997 versus 1996 was primarily due to increased interest expense of $253,000, resulting from AngioDynamics bank financing, and increased foreign currency exchange losses of $161,000.

     Note H to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 1998, 1997 and 1996. In 1998, the Company reported an income tax provision of $433,000 against losses from continuing operations before income taxes of $5,534,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since it is more likely than not that such benefits will not be realized. In 1997, the Company's effective tax benefit rate of 29% differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. In 1996, the Company's low effective tax rate of 13% differed from the Federal statutory tax rate of 35% due primarily to earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment and tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, debt repayments, capital expenditures and investment in affiliate were funded primarily by cash reserves. During 1997, the purchase of Leocor, capital expenditures and increased inventory levels were funded primarily by cash reserves and proceeds from the issuance of bank debt. During 1996, capital expenditures and increased inventory levels were funded primarily by cash reserves. As a result of the sale of SDI in November 1995, the Company increased its cash reserves by approximately $21,000,000. The proceeds from the sale of SDI were invested in debt securities. In the past, the Company's policy has been to fund capital requirements without incurring significant debt. At May 30, 1998, debt (notes payable, current maturities of long-term debt and long-term debt) was $3,934,000 as compared to $8,388,000 at May 31, 1997. The Company has available $8,858,000 under four bank lines of credit of which $1,961,000 was outstanding at May 30, 1998.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1996 and 1998 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At May 30, 1998, approximately 62% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and debt and equity securities. Prior to 1998, inventories have increased at a greater rate than sales as a result of broadened product lines, and safety stock during the relocation of a portion of the Company's contrast systems manufacturing operations. The current ratio is 3.43 to 1, with net working capital of $41,597,000 at May 30, 1998, as compared to the current ratio of 3.07 to 1, with net working capital of $43,115,000 at May 31, 1997.

     Net capital expenditures, primarily for machinery and equipment, were $1,897,000 in 1998, as compared to $4,370,000 in 1997 and
$4,231,000 in 1996. Of the 1997 expenditures, approximately $1,900,000 relates to the acquisition, and related improvements, of a manufacturing facility by AngioDynamics' Irish subsidiary. Of the 1996 expenditures, approximately $2,223,000 relates to the purchase of machinery and equipment and facility improvements in connection with the Company's manufacturing site relocation. No material increase in the aggregate level of capital expenditures is currently contemplated for 1999.

     The Company is evaluating the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's domestic software systems and applications are currently Year 2000 compliant. The Company's international subsidiaries are currently working toward Year 2000 compliance. The Company has also initiated discussions with its significant suppliers and customers to ensure that they have appropriate plans to address Year 2000 issues that may affect the Company's operations.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III


     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 20, 1998, and the information included in the Proxy Statement is incorporated herein by reference.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's officers and directors.

         Name            Age               Positions
         ----            ---               ---------
Howard S. Stern (1)(4)... 67  Chairman of the Board, President, Chief
                                Executive Officer, Director
Arthur L. Zimmet......... 62  Senior Vice President - Special Projects
Sandra D. Baron.......... 46  Vice President - Human Resources
Craig A. Burk............ 45  Vice President - Manufacturing
Joseph A. Cacchioli...... 42  Vice President - Controller
Dennis J. Curtin......... 51  Vice President - Chief Financial Officer
Agustin V. Gago.......... 39  Vice President - International
Eamonn P. Hobbs.......... 45  Vice President - AngioDynamics Division
Joseph J. Palma.......... 56  Vice President - Sales and Marketing
Archie B. Williams....... 47  Vice President - Imaging Products
                                Management
Terry S. Zisowitz........ 51  Vice President - Legal and Regulatory
                                Affairs
Michael A. Davis, M.D.... 57  Medical Director/Technical Director,
                                Director
Paul S. Echenberg (1).... 54  Chairman of the Board of E-Z-EM Canada,
                                Director
James L. Katz CPA, JD.... 62  Director
  (1)(2)(5)
Donald A. Meyer (3)(4)... 64  Director
David P. Meyers.......... 34  Director
Robert M. Topol (1)(2)... 73  Director
  (3)(5)
_______________

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Nominating Committee
(4) Member of Compensation Committee
(5) Member of Finance Committee

     Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Stern is a co-founder of the Company and has served as Chairman of the Board and Director of the Company since its formation in 1962. Mr. Stern has also served as President and Chief Executive

Officer of the Company since November 1997. Prior to 1994, Mr. Stern also served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President of the Company. Mr. Stern is also a director of ITI Medical Technologies, Inc. The Company has an investment in ITI Medical Technologies, Inc.

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

     Mr. Gago has served as Vice President - International since
October 1997, and has been an employee of the Company since 1979.

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

     Dr. Davis has served as Medical Director/Technical Director and Director of the Company since 1997, and previously served as Medical Director and Director of the Company from 1995 to 1996, as Medical Director from 1994 to 1995, and as Associate Medical Director from 1988 to 1993. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980. He is also a director of MacroChem Corp.

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He is the President, Chief Executive Officer and Director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and Director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and director of Eckvest Equity Inc.

(personal investment and consulting services) since 1989. He was also a founder and had been a senior partner of BDE Capital Partners (investment banking partnership) from 1992 to 1994. He is also a director of Lallemand Inc., ISG Technologies, Inc., LDI Research Co., Inc., LDI Marketing Co., Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, Huntington Mills (Canada) Ltd. and ITI Medical Technologies, Inc. The Company has investments in ISG Technologies, Inc. and ITI Medical Technologies, Inc.

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

     Mr. Meyers has been a director of the Company since 1996. He is the founder of MedTest Express, Inc., an Atlanta, Georgia provider of contracted laboratory services for home health agencies, and has served as its President, Chief Executive Officer and Director since 1994. For the five years prior to that, Mr. Meyers was the Vice President of Operations at Radiation Care, Inc., an Atlanta, Georgia operator of radiation therapy and diagnostic imaging centers.

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


Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services, in all capacities for 1998, 1997 and 1996, of those persons who were, at the end of 1998, Chief Executive Officer ("CEO") (Howard S. Stern) and each of the four most highly compensated executive officers of the Company other than the CEO (collectively, the "Named Executive Officers"):


                                  Annual Compensation             Long Term Compensation
                              ---------------------------  -------------------------------------
                                                                      Awards             Payouts
                                                           ----------------------------  -------
                                                 Other
                                                 Annual    Restricted                             All Other
    Name and                                    Compensa-    Stock          Options       LTIP    Compensa-
    Principal         Fiscal  Salary    Bonus   tion (1)     Awards    ----------------  Payouts  tion (4)
    Position           Year    ($)       ($)       ($)        ($)       # (2)    # (3)     ($)       ($)
    ---------         ------  ------    -----   ---------  ----------  -------  -------  -------  ---------
Howard S. Stern,.....  1998  $250,000  $61,874     None       None       None     None     None    $19,609
Chairman of the Board, 1997   250,000   11,538     None       None       None    8.5227    None      7,090
President and Chief    1996   250,000    None      None       None       None     None     None      7,245
Executive Officer

Eamonn P. Hobbs,.....  1998  $195,000  $21,923     None       None       None     None     None    $ 7,630
Vice President         1997   176,250    6,058     None       None       None   45.4545    None      7,902
                       1996   170,648    None      None       None       None     None     None      8,021

Arthur L. Zimmet,....  1998  $155,000  $40,283     None       None       None     None     None    $ 8,069
Senior Vice President  1997   153,000    7,062     None       None       None     None     None      7,380
                       1996   153,000    None      None       None       None     None     None      7,760

Dennis J. Curtin,....  1998  $146,667  $38,861     None       None       None     None     None    $ 7,637
Vice President         1997   144,000    6,646     None       None       None    3.4091    None      7,534
                       1996   144,000    7,500     None       None       None     None     None      7,880

Agustin V. Gago,.....  1998  $177,581    None      None       None       None     None     None    $ 7,166
Vice President         1997   184,515    None      None       None       None     None     None      7,791
                       1996   130,989    None      None       None      2,185     None     None      6,274

_______________

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 1998, 1997 and 1996 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 1998, 1997 or 1996 or $50,000; such amounts are, therefore, not reflected in the table.

(2) Options are exercisable in Class B Common Stock of the Company and have been retroactively adjusted for the 3% stock dividends described in Note M to the Consolidated Financial Statements.

(3) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(4) For 1998, 1997 and 1996, includes for each of the Named Executive Officers the amounts contributed by the Company under the Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 1998, also includes for Howard S. Stern fees of $12,000 relating to attendance at directors' meetings of AngioDynamics.

OPTION/SAR GRANTS TABLE

     The Company did not grant any stock options or stock appreciation rights to any of the Named Executive Officers during 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning all exercises of stock options during 1998 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                             Number of
                                             Securities     Value of
                                             Underlying    Unexercised
                                            Unexercised    In-the-Money
                                             Options at     Options at
                                            May 30, 1998   May 30, 1998
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

Howard S. Stern...     None        None       78,786/       $130,365/
                                               None            None

Eamonn P. Hobbs...     None        None       39,595/        $57,373/
                                               None            None

Arthur L. Zimmet..     None        None       50,884/        $74,695/
                                               None            None

Dennis J. Curtin..     None        None       50,556/        $80,269/
                                               None            None

Agustin V. Gago...     None        None       11,274/        $11,644/
                                               None            None
_______________

(1) Options are "in-the-money" if on May 30, 1998, the market price of the stock exceeded the exercise price of such options. At May 30, 1998, the closing price of the Company's Class A and Class B Common Stock was $7.00 and $5.88, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 30, 1998 and the aggregate exercise price of such options.

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

REPORT ON REPRICING OF OPTIONS

     During 1998, the Company's Board of Directors approved the repricing of all outstanding stock options previously granted under the AngioDynamics Stock Option Plan. The repricing provided for the exercise price of 128.41 options to be reduced from $80,000 per share to $40,000 per share, to reflect current fair value. The repricing did not affect the term or vesting period of the options. The following table sets forth certain information concerning the repricing of stock options previously granted to the Named Executive Officers.


                             Number of     Market                            Length of
                            Securities    Price of                           Original
                            Underlying    Stock at     Exercise             Option Term
                              Options      Time of     Price at     New    Remaining at
                             Repriced   Repricing or  Repricing  Exercise     Date of
                            or Amended    Amendment       or       Price   Repricing or
      Name          Date      (#) (1)      ($/Sh)     Amendment   ($/Sh)     Amendment
      ----          ----    ----------  ------------  ---------  --------  ------------
Howard S. Stern... 5/05/98    8.5227 (2)   $40,000     $80,000    $40,000   106 Months

Eamonn P. Hobbs... 5/05/98   45.4545 (2)   $40,000     $80,000    $40,000   106 Months

Arthur L. Zimmet..  None       None          None        None       None       None

Dennis J. Curtin.. 5/05/98    3.4091 (2)   $40,000     $80,000    $40,000   106 Months

Agustin V. Gago...  None       None          None        None       None       None

_______________

(1) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(2) Options are exercisable 20% per year over five years from the date of grant, provided a threshold event occurs or 100% on the ninth anniversary of the grant date, if no threshold event occurs. A threshold event is the earlier of (i) fourteen months after either an initial public offering ("IPO") or the spin off of all AngioDynamics stock to the Company's shareholders, or (ii) two months after the occurrence of both an IPO and the spin off of all AngioDynamics stock to the Company's shareholders.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information, as of August 3, 1998, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

 Name and Address of                  Shares             Percent of
  Beneficial Owner              Beneficially Owned         Class
  ----------------              ------------------         -----

Howard S. Stern,................     956,412                23.7
Chairman of the Board,
President, Chief Executive
Officer, Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers,................     820,806                20.3
401 Emerald Street
New Orleans, LA  70124

David P. Meyers,................     311,551 (1)             7.7
Director
1220 Pasadena Avenue
Atlanta, GA  30306

Jonas I. Meyers,................     311,551 (1)             7.7
904 Oakland Avenue
Ann Arbor, MI  48104

Stuart J. Meyers,...............     311,551 (1)             7.7
434 Bellaire Drive
New Orleans, LA  70124

Dimensional Fund Advisors, Inc.,     233,075                 5.8
1299 Ocean Avenue
Santa Monica, CA 90401

Wellington Management Company,..     219,258                 5.4
75 State Street
Boston, MA  02109
_______________

(1) Includes 154,801 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

     The following table sets forth information, as of August 3, 1998, as to the beneficial ownership of the Company's voting Class A and nonvoting Class B Common Stock, by (i) each of the Company's directors,
(ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                  Class A                Class B
                           ---------------------  ---------------------
                              Shares     Percent     Shares     Percent
      Name of              Beneficially     of    Beneficially     of
  Beneficial Owner           Owned (1)    Class     Owned (2)    Class
  ----------------         ------------  -------  ------------  -------

Howard S. Stern,...........   956,412      23.7    1,307,564      21.5
Chairman of the Board,
President, Chief Executive
Officer, Director

David P. Meyers,...........   311,551 (3)   7.7      587,318 (4)   9.8
Director

Arthur L. Zimmet,..........    28,750        *        90,784       1.5
Senior Vice President

Robert M. Topol,...........    25,888        *        65,530       1.1
Director

Paul S. Echenberg,.........     2,888        *        75,094       1.2
Chairman of the Board of
E-Z-EM Canada, Director

Donald A. Meyer,...........    20,067        *        44,059        *
Director

James L. Katz,.............     2,913        *        54,360        *
Director

Dennis J. Curtin,..........     2,052        *        53,382        *
Vice President

Eamonn P. Hobbs,...........        50        *        39,604        *
Vice President

Michael A. Davis, M.D.,....      None        *        38,836        *
Medical Director/Technical
Director, Director

Agustin V. Gago,...........      None        *        11,274        *
Vice President

All directors and executive
  officers as a group (17
  persons)................. 1,350,571      33.4    2,503,746 (4)  37.9
_______________

 *  Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 3, 1998 as follows: Robert M. Topol (2,388), Paul S.

    Echenberg (2,388), Donald A. Meyer (2,388), James L. Katz (2,388) and all directors and executive officers as a group (9,552).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 3, 1998 as follows: Howard S. Stern (78,786), Arthur L. Zimmet (50,884), Robert M. Topol (40,638), Paul S. Echenberg (74,404), Donald A. Meyer (18,466), James L. Katz (52,549), Dennis
    J. Curtin (50,556), Eamonn P. Hobbs (39,595), Michael A. Davis, M.D. (38,836), Agustin V. Gago (11,274) and all directors and executive officers as a group (591,929).

(3) Includes 154,801 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(4) Includes 175,893 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares. Also includes 190,035 shares owned by a partnership which Mr.
    Meyers has an interest in.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Betty S. Meyers, a principal shareholder, 2% by other employees of the Company and 46% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, approximated $146,000 during 1998. The lease term expired in June 1996 and is currently being extended on a month-to-month basis.

     During 1998, the Company entered into split dollar life insurance arrangements with Howard S. Stern (including his spouse) and Betty S. Meyers (the "insureds"). On an annual basis, the Company makes interest bearing advances of approximately $100,000 per insured toward the cost of such life insurance policies. Interest on the advances is to be paid to the Company annually by the insureds. Under collateral assignment agreements, the proceeds from the policies will first be paid to the Company to repay the advances it made. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds.

     The Company has an unsecured, two-year interest bearing note receivable from Eamonn P. Hobbs, an executive officer of the Company, in the principal amount of $320,000. The outstanding principal and interest matures on September 30, 1999.

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $132,000 during 1998.

     The Company has engaged Paul S. Echenberg, a director of the Company, for consulting services. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $99,000 during 1998.

                                PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page
                                                                   ----
(a)  l.  FINANCIAL STATEMENTS

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants             38

     Consolidated balance sheets - May 30, 1998 and
          May 31, 1997                                              39

     Consolidated statements of operations - fifty-two weeks
          ended May 30, 1998, May 31, 1997 and June 1, 1996         41

     Consolidated statements of stockholders' equity - fifty-
          two weeks ended May 30, 1998, May 31, 1997 and
          June 1, 1996                                              42

     Consolidated statements of cash flows - fifty-two weeks
          ended May 30, 1998, May 31, 1997 and June 1, 1996         43

     Notes to consolidated financial statements                     45

(a)  2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                73

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.  EXHIBITS

      3(i)  Certificate of Incorporation                            (a)

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

     10(b)  1983 Stock Option Plan                                  (d)

     10(c)  1984 Directors and Consultants Stock Option Plan        (e)

     10(d)  Income Deferral Program                                 (f)

                                                                   Page
                                                                   ----
(a)  3.  EXHIBITS (CONTINUED)

     13     Annual report to security holders                       (g)

     21     Subsidiaries of the Company                             74

     22     Proxy statement to security holders                     (g)

     23     Consent of Independent Certified Public Accountants     75

     27     Financial Data Schedule                                 76

     99     Report of Independent Certified Public Accountants
                 Other than Principal Accountants                   77
_______________

          (a) Incorporated by reference to Exhibit 3(i) of the Company's annual report filed on Form 10-K for the fiscal year ended May 31, 1997

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

     No reports on Form 8-K were filed for the quarter ended May 30, 1998.

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


Date  August 27, 1998                 /s/ Howard S. Stern
     -----------------               ----------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, President, Chief Executive
                                      Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  August 27, 1998                 /s/ Howard S. Stern
     -----------------               ----------------------------------
                                      Howard S. Stern, Chairman of the
                                      Board, President, Chief Executive
                                      Officer, Director


Date  August 26, 1998                 /s/ Dennis J. Curtin
     -----------------               ----------------------------------
                                      Dennis J. Curtin, Vice President-
                                      Chief Financial Officer


Date  August 25, 1998                 /s/ Michael A. Davis
     -----------------               ----------------------------------
                                      Michael A. Davis, Director


Date  August 21, 1998                 /s/ Paul S. Echenberg
     -----------------               ----------------------------------
                                      Paul S. Echenberg, Director


Date  August 25, 1998                 /s/ James L. Katz
     -----------------               ----------------------------------
                                      James L. Katz, Director


Date  August 25, 1998                 /s/ Donald A. Meyer
     -----------------               ----------------------------------
                                      Donald A. Meyer, Director


Date  August 24, 1998                 /s/ David P. Meyers
     -----------------               ----------------------------------
                                      David P. Meyers, Director


Date  August 26, 1998                 /s/ Robert M. Topol
     -----------------               ----------------------------------
                                      Robert M. Topol, Director

                         REPORT OF INDEPENDENT
                      CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of May 30, 1998 and May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended May 30, 1998, May 31, 1997 and June 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting approximately 19% in 1998 and 15% in 1997 and net sales constituting approximately 12% in 1998, 10% in 1997 and 12% in 1996 of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 30, 1998 and May 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 30, 1998, May 31, 1997 and June 1, 1996, in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the Index at Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                     GRANT THORNTON LLP
                                     Certified Public Accountants



Melville, New York
July 27, 1998

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                  May 30,      May 31,
          ASSETS                                   1998         1997
                                                  ------       ------

CURRENT ASSETS
  Cash and cash equivalents                      $ 4,654     $  4,484
  Debt and equity securities                       3,475       10,991
  Accounts receivable, principally
    trade, net of allowance for
    doubtful accounts of $1,148 in
    1998 and $930 in 1997                         21,348       16,971
  Inventories                                     26,764       27,351
  Other current assets                             2,499        4,147
                                                  ------      -------
      Total current assets                        58,740       63,944

INVESTMENT IN AFFILIATE                            1,121

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                    21,917       23,418

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED, less accumulated
  amortization of $441 in 1998 and
  $447 in 1997                                       446          489

INTANGIBLE ASSETS, less accumulated
  amortization of $652 in 1998 and
  $594 in 1997                                     2,546        7,057

DEBT AND EQUITY SECURITIES                         2,057        2,081

OTHER ASSETS                                       3,879        3,731
                                                  ------      -------
                                                 $90,706     $100,720
                                                  ======      =======















The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)


                                                  May 30,      May 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1998         1997
                                                  ------       ------

CURRENT LIABILITIES
  Notes payable                                  $ 3,041     $  7,029
  Current maturities of long-term debt               287          517
  Accounts payable                                 6,265        6,168
  Accrued liabilities                              6,958        6,829
  Accrued income taxes                               592          286
                                                  ------      -------
      Total current liabilities                   17,143       20,829

LONG-TERM DEBT, less current maturities              606          842

OTHER NONCURRENT LIABILITIES                       1,734        1,805

COMMITMENTS AND CONTINGENCIES
                                                  ------      -------
      Total liabilities                           19,483       23,476
                                                  ------      -------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share -
    authorized, 1,000,000 shares; issued, none        -            -
  Common stock
    Class A (voting), par value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding, 4,035,346
      shares in 1998 and 1997                        403          403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding, 5,999,073
      shares in 1998 and 5,600,883 shares
      in 1997                                        600          560
  Additional paid-in capital                      21,643       19,073
  Retained earnings                               49,090       57,087
  Unrealized holding gain on debt and equity
    securities                                     1,344        1,332
  Cumulative translation adjustments              (1,857)      (1,211)
                                                  ------      -------
      Total stockholders' equity                  71,223       77,244
                                                  ------      -------
                                                 $90,706     $100,720
                                                  ======      =======








The accompanying notes are an integral part of these statements.

                       E-Z-EM, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)


                                             Fifty-two weeks ended
                                        -------------------------------
                                        May 30,     May 31,     June 1,
                                         1998        1997        1996
                                        ------      ------      ------

Net sales                             $102,884     $97,324     $91,932

Cost of goods sold                      65,451      60,754      55,518
                                       -------      ------      ------
      Gross profit                      37,433      36,570      36,414
                                       -------      ------      ------
Operating expenses
  Selling and administrative            33,001      34,600      30,134
  Research and development               5,662       6,881       5,323
  Impairment of long-lived assets        4,121
                                        ------      ------      ------
    Total operating expenses            42,784      41,481      35,457
                                        ------      ------      ------
      Operating profit (loss)           (5,351)     (4,911)        957

Other income (expense)
  Interest income                          692         830         735
  Interest expense                        (694)       (517)       (264)
  Equity in losses of affiliate           (219)
  Other, net                                38          68         512
                                         -----       -----      ------
      Earnings (loss) from continuing
        operations before income taxes  (5,534)     (4,530)      1,940

Income tax provision (benefit)             433      (1,322)        243
                                         -----       -----      ------
      Earnings (loss) from
        continuing operations           (5,967)     (3,208)      1,697

Discontinued operation:
  Losses from operations, net of
    income tax provision of $10                                   (209)
  Gain on sale, net of income tax
    provision of $6,019                                         19,520
                                         -----       -----      ------
      NET EARNINGS (LOSS)              $(5,967)    $(3,208)    $21,008
                                         =====       =====      ======
Basic earnings (loss) per common share
  Continuing operations                $  (.60)    $  (.33)    $   .17
  Discontinued operation                   .00         .00        1.99
  Total operations                        (.60)       (.33)       2.16

Diluted earnings (loss) per common share
  Continuing operations                $  (.60)    $  (.33)    $   .17
  Discontinued operation                   .00         .00        1.87
  Total operations                        (.60)       (.33)       2.04

The accompanying notes are an integral part of these statements.

                                                 E-Z-EM, Inc. and Subsidiaries

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Fifty-two weeks ended May 30, 1998, May 31, 1997 and June 1, 1996
                                               (in thousands, except share data)

                                                                                           Unrealized
                                   Class A            Class B                             holding gain
                                 common stock       common stock    Additional              on debt     Cumulative
                              -----------------  -----------------   paid-in    Retained   and equity   translation
                                Shares   Amount    Shares   Amount   capital    earnings   securities   adjustments   Total
                              ---------  ------  ---------  ------  ----------  --------   ----------   -----------  -------
Balance at June 3, 1995       4,032,532   $403   4,785,462   $479    $11,570    $44,953      $1,786     $(1,301)     $57,890
Exercise of stock options         2,813            145,369     14        759                                             773
Income tax benefits on
  stock options exercised                                                246                                             246
Issuance of stock                     1                933                 5                                               5
3% common stock dividend                           267,851     27      2,585     (2,614)                                  (2)
Net earnings                                                                     21,008                               21,008
Unrealized holding gain on
  debt and equity securities                                                                    574                      574
Foreign currency translation
  adjustments                                                                                               109          109
                              ---------    ---   ---------    ---     ------     ------       -----       -----       ------
Balance at June 1, 1996       4,035,346    403   5,199,615    520     15,165     63,347       2,360      (1,192)      80,603
Exercise of stock options                          117,919     12        600                                             612
Income tax benefits on
  stock options exercised                                                261                                             261
Compensation related to
  stock option plans                                                       2                                               2
Issuance of stock                                    3,022                24                                              24
3% common stock dividend                           280,327     28      3,021     (3,052)                                  (3)
Net loss                                                                         (3,208)                              (3,208)
Unrealized holding loss on
  debt and equity securities                                                                 (1,028)                  (1,028)
Foreign currency translation
  adjustments                                                                                               (19)         (19)
                              ---------    ---   ---------    ---     ------     ------       -----       -----       ------
Balance at May 31, 1997       4,035,346    403   5,600,883    560     19,073     57,087       1,332      (1,211)      77,244
Exercise of stock options                          107,417     11        470                                             481
Income tax benefits on
  stock options exercised                                                 88                                              88
Compensation related to
  stock option plans                                                       7                                               7
Issuance of stock                                    1,025                 6                                               6
3% common stock dividend                           289,748     29      1,999     (2,030)                                  (2)
Net loss                                                                         (5,967)                              (5,967)
Unrealized holding gain on
  debt and equity securities                                                                     12                       12
Foreign currency translation
  adjustments                                                                                              (646)        (646)
                              ---------    ---   ---------    ---     ------     ------       -----       -----       ------
Balance at May 30, 1998       4,035,346   $403   5,999,073   $600    $21,643    $49,090      $1,344     $(1,857)     $71,223
                              =========    ===   =========    ===     ======     ======       =====       =====       ======

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                             Fifty-two weeks ended
                                        -------------------------------
                                        May 30,     May 31,     June 1,
                                         1998        1997        1996
                                        ------      ------      ------

Cash flows from operating activities:
  Net (loss) earnings                  $(5,967)    $(3,208)    $21,008
  Adjustments to reconcile net (loss)
    earnings to net cash used in
    operating activities
      Depreciation and amortization      3,315       3,037       2,552
      Impairment of long-lived assets    4,121
      Provision for doubtful accounts      286         451         176
      Equity in losses of affiliate        219
      Gain on disposal of business                             (25,539)
      (Gain) loss on sale of assets        (11)          2        (193)
      Minority share of subsidiary's
        operations                                                (200)
      Deferred tax (benefit) provision     (64)       (147)         60
      Other non-cash items                   7          20
      Changes in operating assets
        and liabilities, net of
        acquisition and disposition
          Accounts receivable           (4,663)     (1,270)       (907)
          Inventories                      587      (3,421)     (3,123)
          Other current assets           1,565      (1,111)       (446)
          Other assets                    (588)       (137)       (754)
          Accounts payable                  97       1,073        (312)
          Accrued liabilities              127         608         905
          Accrued income taxes             310         (54)         22
          Other noncurrent liabilities     (21)        (25)        168
                                        ------      ------      ------
            Net cash used in operating
              activities                  (680)     (4,182)     (6,583)*
                                        ------      ------      ------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                           (1,897)     (4,370)     (4,231)
  Acquisition of business                           (7,096)
  Investment in affiliate               (1,340)
  Proceeds from disposal of business       510                  26,785
  Proceeds from sale of assets              50         114         485
  Held-to-maturity securities
    Purchases                                                 (104,253)
    Proceeds from maturity                                     105,846
  Available-for-sale securities
    Purchases                          (12,290)    (22,735)    (39,750)
    Proceeds from sale                  19,806      31,998      19,995
                                        ------      ------      ------
      Net cash provided by (used in)
        investing activities             4,839      (2,089)      4,877
                                        ------      ------      ------
The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

                             (in thousands)


                                             Fifty-two weeks ended
                                        -------------------------------
                                        May 30,     May 31,     June 1,
                                         1998        1997        1996
                                        ------      ------      ------

Cash flows from financing activities:
  Repayments of debt                   $(7,704)    $(1,023)     $ (910)
  Proceeds from issuance of debt         3,619       7,592       1,121
  Proceeds from issuance of loan
    by minority shareholder                                        238
  Proceeds from exercise of stock
    options, including related
    income tax benefits                    569         873       1,019
  Proceeds from issuance of stock in
    connection with the stock
    purchase plan                            6          24           5
                                         -----       -----       -----
      Net cash (used in) provided by
        financing activities            (3,510)      7,466       1,473
                                         -----       -----       -----
Effect of exchange rate changes on
  cash and cash equivalents               (479)        (74)       (366)
                                         -----       -----       -----
      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS               170       1,121        (599)

Cash and cash equivalents
  Beginning of year                      4,484       3,363       3,962
                                         -----       -----       -----
  End of year                           $4,654      $4,484      $3,363
                                         =====       =====       =====

Supplemental disclosures of cash
  flow information:
    Cash paid during the year for:
      Interest                          $  650      $  398      $  136
                                         =====       =====       =====
      Income taxes (net of $1,337,
        $686 and $508 in refunds
        in 1998, 1997 and 1996,
        respectively)                   $ (762)     $    6      $6,319
                                         =====       =====       =====







* Includes income taxes paid on the disposition of Surgical Dynamics Inc. of approximately $6,019.

The accompanying notes are an integral part of these statements.

                     E-Z-EM, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

  Nature of Business
  ------------------
  The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease.

  Basis of Consolidation
  ----------------------
  The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's approximate 23% interest in an affiliate is accounted for by the equity method. Pursuant to this method, such investment is recorded at cost and adjusted by the Company's share of undistributed earnings (or losses). Surgical Dynamics Inc. ("SDI"), a former 51%-owned subsidiary, has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for 1996 in the accompanying consolidated statements of operations. The discontinued operation has not been segregated in the accompanying statements of consolidated cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

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

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Fiscal Year
  -----------
  The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 1998, 1997 and 1996 ended on May 30, 1998, May 31, 1997 and June 1, 1996, respectively, for reporting periods of fifty-two weeks.

  Cash and Cash Equivalents
  -------------------------
  The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are certificates of deposit and Eurodollar investments of $1,220,000 and $2,443,000 at May 30, 1998 and May 31, 1997, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $2,359,000 and $1,141,000 at May 30, 1998 and May 31, 1997, respectively.

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

  Property, Plant and Equipment
  -----------------------------
  Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense from continuing operations was $2,827,000, $2,721,000 and $2,308,000 in 1998, 1997 and 1996, respectively.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Cost in Excess of Fair Value of Net Assets Acquired
  ---------------------------------------------------
  The cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over 40 years.
    Amortization from continuing operations was $17,000, $64,000 and $73,000 in 1998, 1997 and 1996, respectively.

  Intangible Assets
  -----------------
  Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from three to fifteen and one-half years. Amortization from continuing operations was $471,000, $252,000 and $47,000 in 1998, 1997 and
    1996, respectively.

  On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets. See Note B - Asset Purchase and Impairment Charge.

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

  Foreign Currency Translation
  ----------------------------
  In accordance with Statement of Financial Accounting Standards No.
    52, "Foreign Currency Translation," the Company has determined that the functional currency for its foreign subsidiaries is the local currency. This assessment considers that the day-to-day operations are not dependent upon the economic environment of the parent's functional currency, financing is effected through their own operations, and the foreign operations primarily generate and expend foreign currency. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Earnings (Loss) Per Common Share
  --------------------------------
  In 1998, the Company adopted Statement of Financial Accounting
    Standards ("SFAS") No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for 1998 and 1997, as their effects were anti-dilutive.

  The following table sets forth the reconciliation of the weighted average number of common shares:

                                     1998         1997         1996
                                    ------       ------       ------
    Basic                         9,952,482    9,870,732    9,711,976
    Effect of dilutive
      securities (stock options)                              602,890
                                  ---------    ---------   ----------
    Diluted                       9,952,482    9,870,732   10,314,866

  The weighted average number of common shares and the per share amounts for all periods presented have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note M.

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

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  New Pronouncements Not Yet Adopted
  ----------------------------------
  In June 1997, the Financial Accounting Standards Board issued SFAS
    No. 130, "Reporting Comprehensive Income," which is effective for the Company's 1999 fiscal year. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS
    No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's 1999 fiscal year. The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not completed its evaluation of the effects that SFAS No. 131 will have on its financial reporting and disclosures.


NOTE B - ASSET PURCHASE AND IMPAIRMENT CHARGE

  On January 8, 1997, the Company purchased certain assets of Leocor,
    Inc. ("Leocor") and certain other assets directly from a principal shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor developed and manufactured angioplasty catheters. No liabilities were assumed in connection with this acquisition. The acquisition was accounted for under the purchase method with the results of operations being included in the Company's consolidated statement of operations from the date of acquisition. Prior to the impairment charge described below, the fair values of the intangible assets acquired ($6,543,000), representing technology, trademarks, licenses and know-how, were amortized on a straight-line basis over fifteen years.

  In connection with this acquisition, the Company also entered into a consulting agreement with the principal shareholder of Leocor for consideration of $200,000. The term of this consulting agreement was for a period of two years from the acquisition date of January 8, 1997. As a result of the intangible asset impairment, the unamortized consideration was written off in 1998.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE B - ASSET PURCHASE AND IMPAIRMENT CHARGE (continued)

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

  Pro Forma Information (Unaudited)

                                                   1997         1996
                                                  ------       ------
                                                     (in thousands,
                                                 except per share data)

    Net sales                                    $97,882      $92,905
    Earnings (loss) from continuing
      operations                                  (3,651)         826
    Earnings (loss) per common share
      from continuing operations:
        Basic                                       (.37)         .09
        Diluted                                     (.37)         .08

  In accordance with Statement of Financial Accounting Standards No.
    121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge in 1998, with no associated tax benefit, of $4,121,000, or $.41 per share, relating to certain long-lived assets pertaining to the Leocor acquisition and used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The Company is seeking a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there can be no assurances that such a partner can be found. The charge represents the difference between the carrying value of intangible assets and the fair market value of these assets based on estimated future cash flows discounted at a rate commensurate with the risk involved. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization expense related to these assets will decrease by approximately $250,000 per year, with the remaining intangible assets being amortized on a straight-line basis over the remaining estimated useful lives of approximately eight years.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE C - DISCONTINUED OPERATION

  On November 22, 1995 (the "Closing Date"), E-Z-EM, Inc. completed the sale of all of the capital stock of SDI held by E-Z-EM, Inc. through its subsidiary, E-Z-SUB, Inc., (collectively, the "Company") to United States Surgical Corporation ("USSC") pursuant to the terms of an Agreement and Plan of Merger Agreement dated November 7, 1995 (the "Merger Agreement") by and among USSC, USSC Acquisition Corporation, SDI, CalMed Laboratories, Inc. ("CalMed") and the Company. As of the Closing Date, the Company owned 51% (approximately 47% on a diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI and CalMed, a company not affiliated with E-Z-EM, Inc., owned 49% (approximately 45% on a diluted basis after taking into account outstanding options) of the outstanding capital stock of SDI. The aggregate consideration paid for SDI was $59,900,000 in cash, which amount included repayment by USSC of $200,000 of loans owed by SDI to its shareholders. After closing costs and payments made to option holders, the Company received cash proceeds of $27,073,000 at closing and $510,000 during 1998 for the sale of its interest in SDI. The $510,000 consideration had been held back, pursuant to the terms of the Merger Agreement, by USSC as a nonexclusive source of indemnification for potential breaches of representations and warranties. As a result of this sale, the Company recognized a gain, pretax, of approximately $25,539,000, after-tax of approximately $19,520,000, or $2.01 per common share on a basic EPS basis. The effective tax rate of 24% on the gain on the sale of SDI differs from the Federal statutory tax rate of 35% due primarily to the utilization of previously unrecorded tax loss and tax credit carryforwards.

  SDI has been reported as a discontinued operation and, accordingly, the gain from the sale of SDI and the Company's proportionate share of losses from operations of SDI have been classified as a discontinued operation for 1996 in the accompanying consolidated statements of operations. Revenues attributable to the SDI operations were approximately $3,475,000 for the period June 4, 1995 through November 22, 1995. Changes in operating assets and liabilities reflected in the consolidated statements of cash flows include amounts pertaining to the operations of SDI.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE D - INVESTMENT IN AFFILIATE

  In August 1997, the Company acquired approximately 23% of ITI Medical
    Technologies, Inc. ("ITI") for $1,340,000, including acquisition related expenses of $40,000. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI is accounted for by the equity method. The Company's investment in ITI has been reduced by its proportionate share of losses in 1998 of approximately $219,000.


NOTE E - DEBT AND EQUITY SECURITIES

  Debt and equity securities at May 30, 1998 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value         gain
                                    ---------     -----      ----------
                                              (in thousands)

    Current
    -------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Debt securities            $3,470       $3,470
          Other                           5            5
                                      -----        -----
                                     $3,475       $3,475
                                      =====        =====

    Noncurrent
    ----------
      Available-for-sale securities
        (carried on the balance
        sheet at fair value)
          Equity securities          $1,626       $2,056         $430
          Other                           1            1
                                      -----        -----          ---
                                     $1,627       $2,057         $430
                                      =====        =====          ===

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE E - DEBT AND EQUITY SECURITIES (continued)

  Debt and equity securities at May 31, 1997 consist of the following:

                                                             Unrealized
                                    Amortized      Fair        holding
                                      cost        value         gain
                                    ---------     -----      ----------
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
                                      =====        =====          ===


NOTE F - INVENTORIES

  Inventories consist of the following:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)

    Finished goods                               $13,846      $14,170
    Work in process                                1,474        1,639
    Raw materials                                 11,444       11,542
                                                  ------       ------
                                                 $26,764      $27,351
                                                  ======       ======

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE G - PROPERTY, PLANT AND EQUIPMENT, AT COST

  Property, plant and equipment are summarized as follows:

                                   Estimated
                                    useful        May 30,      May 31,
                                     lives         1998         1997
                                   ---------      ------       ------
                                                     (in thousands)

    Building and building
      improvements              10 to 39 years   $13,337      $13,642
    Machinery and equipment      2 to 10 years    26,964       25,930
    Leasehold improvements       Term of lease     1,645        1,610
                                                  ------       ------
                                                  41,946       41,182
    Less accumulated depreciation
      and amortization                            23,506       21,293
                                                  ------       ------
                                                  18,440       19,889
    Land                                           3,477        3,529
                                                  ------       ------
                                                 $21,917      $23,418
                                                  ======       ======


NOTE H - INCOME TAXES

  Income tax expense (benefit) from continuing operations analyzed by category and by income statement classification is summarized as follows:

                                      1998         1997         1996
                                     ------       ------       ------
                                              (in thousands)
    Current
      Federal                         $(159)     $  (724)        $413
      State and local                   131           54           31
      Foreign                           525         (505)        (261)
                                        ---        -----          ---
        Subtotal                        497       (1,175)         183

    Deferred                            (64)        (147)          60
                                        ---        -----          ---
        Total                         $ 433      $(1,322)        $243
                                        ===        =====          ===

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE H - INCOME TAXES (continued)

  Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)
    Deferred tax assets
      Difference between book and tax basis
        in investment sold to Canadian
        subsidiary                                $1,137       $1,137
      Tax credit carryforwards                       642          477
      Tax operating loss carryforwards               370          313
      Alternative minimum tax ("AMT")
        credit carryforward                          125
      Impairment of long-lived assets              1,507
      Expenses incurred not currently deductible   1,435        1,321
      Unrealized investment losses                   951          962
      Deferred compensation costs                    548          554
      Inventories                                    591          412
      Other                                           87          132
                                                   -----        -----
        Gross deferred tax asset                   7,393        5,308
                                                   -----        -----
    Deferred tax liabilities
      Excess tax over book depreciation            1,054        1,096
      Unrealized investment gains                     37           41
      Tax on unremitted profits of Puerto
        Rican subsidiary                              86           76
      Other                                           20           60
                                                   -----        -----
        Gross deferred tax liability               1,197        1,273

    Valuation allowance                           (5,017)      (2,945)
                                                   -----        -----
        Net deferred tax asset                    $1,179       $1,090
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

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE H - INCOME TAXES (continued)

  If not utilized, the tax operating loss carryforwards will expire in various amounts over the years 2001 through 2003. The tax credit carryforwards will expire in various amounts over the years 1999 through 2013.

  Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

  At May 30, 1998, undistributed earnings of certain foreign subsidiaries aggregated $13,581,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practical to estimate the amount of U.S. tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $679,000.

  Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)

      Current - Accrued income taxes              $  (86)      $ (103)
      Noncurrent - Other assets                    1,265        1,193
                                                   -----        -----
        Net deferred tax asset                    $1,179       $1,090
                                                   =====        =====

  Earnings (loss) from continuing operations before income taxes for U.S. and international operations consist of the following:

                                      1998         1997         1996
                                     ------       ------       ------
                                              (in thousands)

      U.S.                          $(5,225)     $(1,977)      $2,280
      International                    (309)      (2,553)        (340)
                                      -----        -----        -----
                                    $(5,534)     $(4,530)      $1,940
                                      =====        =====        =====

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE H - INCOME TAXES (continued)

  The Company's consolidated income tax provision (benefit) has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings
    (loss) from continuing operations before income taxes for the following reasons:

                                      1998         1997         1996
                                     ------       ------       ------
                                              (in thousands)

    Income tax provision (benefit)  $   433      $(1,322)        $243
    Effect of:
      State income taxes, net of
        Federal tax benefit             (40)         (34)         (21)
      Research and development credit    41           75           95
      Earnings of the Puerto Rican
        subsidiary, net of Puerto
        Rico Corporate tax and
        Tollgate tax                    188          214          348
      Earnings of the Foreign Sales
        Corporation                       7            7           16
      Tax-exempt portion of
        investment income                96          202          137
      Change in valuation allowance  (1,807)        (100)          74
      Losses of foreign entities
        generating no current tax
        benefit                        (526)        (380)         (79)
      Nondeductible expenses           (324)        (269)        (251)
      Utilization of tax operating
        and capital loss
        carryforwards                                              61
      Other                              50           67           56
                                      -----        -----          ---
    Income tax provision (benefit)
      at statutory tax rate of 34%
      in 1998 and 1997 and 35% in
      1996                          $(1,882)     $(1,540)        $679
                                      =====        =====          ===

  The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

  The U.S. Federal income tax returns of the Company through May 28, 1994 have been closed by the Internal Revenue Service.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE I - DEBT

  Short-term debt consists of the following:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)

    Bank, lines of credit
      6.50% (1)                                   $1,961
      4.75% (1)                                               $   546
      7.16% to 7.25%                                            5,000
      7.75%                                                       846
    Japanese bank
      2.13% note (2)                               1,080
      2.63% note                                                  430
    Other financial institutions
      5.99% note, unsecured                                       207
                                                   -----        -----
                                                  $3,041       $7,029
                                                   =====        =====

  Long-term debt consists of the following:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)

    Japanese bank loan, due November 2007,
      2.63% (2)                                     $298       $  754
    Japanese bank loan, due November 2004,
      1.80% (2)                                      252
    Canadian bank loan, due November 1999,
      7.00% (3)                                      343          605
                                                     ---        -----
                                                     893        1,359
    Less current maturities                          287          517
                                                     ---        -----
                                                    $606       $  842
                                                     ===        =====

  (1) The Company's Canadian subsidiary has available $3,432,000
      (Canadian $5,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on September 30, 1998.

  (2) Guaranteed by the Company and collateralized by property, plant and equipment having a net carrying value of $1,860,000 at May 30, 1998.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE I - DEBT (continued)

  (3) Collateralized by accounts receivable and $686,000 (Canadian $1,000,000) in machinery and equipment.

  The Company also has available $4,000,000 under an unsecured line of credit with a bank, which expires on September 30, 1998. At May 30, 1998, no amounts were outstanding under this line of credit.

  AngioDynamics has available $1,000,000 under an unsecured line of credit with a bank, which is guaranteed by the Company and expires on September 30, 1998. At May 30, 1998, no amounts were outstanding under this line of credit.

  AngioDynamics' Irish subsidiary has available $426,000 (Irish Punts
    300,000) under this unsecured line of credit with a bank, which is guaranteed by the Company and expires on July 31, 1998. At May 30, 1998, no amounts were outstanding under this line of credit.

  The Company believes that the carrying amount of its debt approximates the fair value as the variable interest rates approximate current prevailing interest rates.

  During 1998, 1997 and 1996, the weighted average interest rates on short-term debt were 6.38%, 6.19% and 5.93%, respectively.


NOTE J - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                  May 30,      May 31,
                                                   1998         1997
                                                  ------       ------
                                                     (in thousands)

    Payroll and related expenses                  $3,792       $3,006
    Accrued sales rebates                          1,421        1,940
    Other                                          1,745        1,883
                                                   -----        -----
                                                  $6,958       $6,829
                                                   =====        =====


NOTE K - RETIREMENT PLANS

  E-Z-EM, Inc. and certain domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE K - RETIREMENT PLANS (continued)

    otherwise covered by collective bargaining agreements. In 1998, 1997 and 1996, profit-sharing contributions were $534,000, $507,000 and $468,000, respectively, and 401(k) matching contributions were $341,000, $328,000 and $316,000, respectively.

  E-Z-EM also contributed $42,000, $52,000 and $42,000 in 1998, 1997 and 1996, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

  E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through a Defined Contribution Plan. In 1998, 1997 and 1996, contributions were $65,000, $55,000 and $45,000, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

  During August and December 1997, the Company settled two product liability actions in which it had been a defendant. Such actions were settled for amounts under the Company's insurance limit and the amounts contributed by the Company were not material to its consolidated financial statements.

  During April 1998, the Company settled a lawsuit brought upon by Olympia Holding Corporation p/k/a P-I-E Nationwide, Inc. for alleged undercharges for freight carriage. Such lawsuit was settled for an amount under the Company's insurance limit and the amount contributed by the Company was not material to its consolidated financial statements.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

  The Company leases several facilities from related parties.  During
    1998, 1997 and 1996, aggregate rental costs under all operating leases from continuing operations, which primarily consist of facility rentals, were approximately $1,325,000, $1,216,000 and $1,131,000, respectively, of which approximately $196,000, $197,000 and $202,000 were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 30, 1998, are summarized as follows:

                                                          Related
                                             Total         party
                                            leases        leases
                                            ------        -------
                                                (in thousands)

                    1999                    $  850          $ 75
                    2000                       583            50
                    2001                       448            21
                    2002                       408
                    2003                       393
                    Thereafter               1,719
                                             -----           ---
                                            $4,401          $146
                                             =====           ===

  The Company has an employment contract with a key executive that provides for a term of eight years. Future annual commitments with respect to this contract at May 30, 1998, are summarized as follows:

                                                       (in thousands)

                    1999                                    $250
                    2000                                     250
                    2001                                     250
                    2002                                     125
                                                             ---
                                                            $875
                                                             ===

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE M - COMMON STOCK

  In August 1983, the Company adopted a Stock Option Plan (the "1983
    Plan"). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 1,817,974 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

  In August 1984, the Company adopted a second Stock Option Plan (the
    "1984 Plan"). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 459,490 shares of the Company's Common Stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1984 Plan terminates in December 2005.

  In March 1997, the Company's AngioDynamics subsidiary adopted a Stock
    Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 136.36 shares of AngioDynamics' Class B Common Stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. As a result of the 1997 Plan, the Company's equity interest in AngioDynamics may become diluted by as much as 12%.

  Effective in 1997, the Company adopted Statement of Financial
    Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the new "fair value"

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE M - COMMON STOCK (continued)

    method contained in SFAS 123. The Company elected to continue to account for stock-based compensation under the guidelines of APB Opinion No. 25. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $7,000 and $2,000 in 1998 and 1997, respectively, was recognized under these plans for options granted to consultants. The Company has adopted the disclosure provisions of SFAS 123.

  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings (loss) and earnings (loss) per common share would be as follows:

                                      1998         1997         1996
                                     ------       ------       ------
                                  (in thousands, except per share data)

      Net earnings (loss)
        As reported                 $(5,967)     $(3,208)     $21,008
        Pro forma                    (6,549)      (3,672)      20,730

      Basic earnings (loss) per
        common share
          As reported                 $(.60)       $(.33)       $2.16
          Pro forma                    (.66)        (.37)        2.13

      Diluted earnings (loss) per
        common share
          As reported                 $(.60)       $(.33)       $2.04
          Pro forma                    (.66)        (.37)        2.01

  These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yields of zero for all years; expected volatility ranging from 43.89% to 47.30% in 1998, from 46.90% to 47.61% in 1997 and from 47.49% to 49.75% in 1996; risk-free interest rates ranging from 5.61% to 6.35% in 1998, from 5.90% to 7.09% in 1997 and from
    5.47% to 6.65% in 1996; and expected terms ranging from 5 to 9 1/2 years in 1998, 5 and 9 1/2 years in 1997 and 5 years in 1996.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE M - COMMON STOCK (continued)

  A summary of the status of the Company's stock option plans as of May
    30, 1998, May 31, 1997 and June 1, 1996, and changes for the three years then ended, is presented below:

                           1998             1997             1996
                     ---------------- ---------------- ----------------
                             Weighted         Weighted         Weighted
                             -Average         -Average         -Average
                     Shares  Exercise Shares  Exercise Shares  Exercise
                     (000)    Price   (000)    Price   (000)    Price
                     ------  -------- ------  -------- ------  --------

  1983 Plan
  ---------
  Outstanding at
    beginning of
    year              1,115     $4.90  1,225    $ 4.90  1,330     $4.75
  Granted                                 11    $10.13     86     $8.65
  Exercised            (107)    $4.48   (118)   $ 5.19   (146)    $5.23
  Forfeited              (5)    $7.01     (3)   $ 8.77    (27)    $4.79
  Expired                (1)    $8.74                     (18)    $9.23
                      -----            -----            -----
  Outstanding at
    end of year       1,002     $4.94  1,115    $ 4.90  1,225     $4.90
                      =====            =====            =====

  Options exercisable
    at year-end         995    $ 4.91  1,100     $4.86    672     $4.85

  Weighted-average
    fair value of
    options granted
    during the year                              $5.13            $4.41

  1984 Plan
  ---------
  Outstanding at
    beginning of
    year                305     $5.60    306    $ 5.65    259    $ 5.27
  Granted                 6     $5.88     16    $ 9.32     55    $ 8.36
  Exercised                                                (2)   $ 4.71
  Expired                (7)    $9.53    (17)   $10.00     (6)   $15.03
                        ---              ---              ---
  Outstanding at
    end of year         304     $5.51    305    $ 5.60    306    $ 5.65
                        ===              ===              ===

  Options exercisable
    at year-end         293     $5.47    283    $ 5.24    197    $ 5.53

  Weighted-average
    fair value of
    options granted
    during the year             $2.72           $ 4.76           $ 4.31

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE M - COMMON STOCK (continued)

                           1998             1997
                     ---------------- ----------------
                             Weighted         Weighted
                             -Average         -Average
                             Exercise         Exercise
                     Shares   Price   Shares   Price
                     ------  -------- ------  --------

  1997 Plan
  ---------
  Outstanding at
    beginning of
    year             122.39   $80,000
  Granted            140.63   $43,022 122.39   $80,000
  Forfeited         (133.01)  $80,000
                     ------           ------
  Outstanding at
    end of year      130.00   $40,000 122.39   $80,000
                     ======           ======

  Options exercisable
    at year-end        None             None

  Weighted-average
    fair value of
    options granted
    during the year           $24,877          $36,463

  The following information applies to options outstanding and exercisable at May 30, 1998:

                              Outstanding               Exercisable
                     ------------------------------  ------------------
                               Weighted-
                      Number    Average   Weighted-  Number   Weighted-
                       Out-    Remaining   Average    Exer-    Average
     Range of        standing   Life in   Exercise   cisable  Exercise
  Exercise Prices     (000)      Years      Price     (000)     Price
  ---------------    --------  ---------  ---------  -------  ---------

     1983 Plan
     ---------
   $3.66 to $5.39        880      5.92      $4.45      878      $4.45
  $7.54 to $10.68        122      5.90      $8.46      117      $8.38
                       -----                           ---
                       1,002                           995
                       =====                           ===

     1984 Plan
     ---------
   $3.66 to $5.49        214      6.44      $4.15      214      $4.15
   $5.88 to $8.58         66      6.64      $7.93       55      $8.21
  $9.58 to $12.49         24      6.37     $10.93       24     $10.93
                         ---                           ---
                         304                           293
                         ===                           ===

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE M - COMMON STOCK (continued)

  On May 30, 1998, there remained 218,014, 113,259 and 6.36 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

  Options granted prior to the Company's recapitalization on October
    26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

  On May 5, 1998, the Company's Board of Directors approved the repricing of all outstanding stock options previously granted under the 1997 Plan. The repricing provided for the exercise price of
    128.41 options to be reduced from $80,000 per share to $40,000 per share, to reflect current fair value. The repricing did not affect the term or vesting period of the options.

  In August 1985, the Company adopted an Employee Stock Purchase Plan
    (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's Class B Common Stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Class B Stock may be purchased under the Employee Plan which terminates on September 30, 1998. During 1998, employees purchased 1,025 shares, at prices ranging from $5.95 to $7.01. Total proceeds received by the Company approximated $6,000.

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

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE N - RELATED PARTIES

  During 1998, the Company entered into split dollar life insurance arrangements with a key executive (including his spouse) and a principal shareholder (the "insureds"). On an annual basis, the Company makes interest bearing advances of approximately $100,000 per insured toward the cost of such life insurance policies. Interest on the advances is to be paid to the Company annually by the insureds. Under collateral assignment agreements, the proceeds from the policies will first be paid to the Company to repay the advances it made. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At May 30, 1998, advances of $200,000 are recorded in the consolidated balance sheet under the caption "Other Assets".

  The Company has an unsecured, two-year interest bearing note receivable from an executive officer in the principal amount of $320,000. The outstanding principal and interest matures on September 30, 1999.

  A director provided consulting services to the Company during 1998, 1997 and 1996. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $99,000, $333,000 and $319,000 during 1998, 1997 and 1996, respectively. In connection with the sale of SDI during 1996, this director resigned as a director of SDI and received an investment banker's fee of $905,000, a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  In connection with the sale of SDI during 1996, an executive officer resigned as a director of SDI and received a bonus of $191,000 arising from the sale and a payment of $268,000 in connection with the surrender of outstanding stock options in SDI.

  Three other directors provided consulting services to the Company during 1998, 1997 and 1996. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $198,000, $192,000 and $227,000 during 1998, 1997 and 1996, respectively.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE O - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

  The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and stent/angioplasty medical devices used in the interventional medicine marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

  In the tables below, operating profit (loss) from continuing operations includes total net sales less operating expenses.
    Identifiable assets are those associated with industry segment or geographic area operations, excluding loans to or investments in another industry segment or geographic area operation.

  In 1998, 1997 and 1996, there was one customer to whom sales of Diagnostic products represented 16%, 15% and 16% of total sales, respectively. Approximately 19% of accounts receivable pertained to this customer at May 30, 1998 and May 31, 1997, respectively.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE O - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Industry Segments                   1998         1997         1996
  -----------------                  ------       ------       ------
                                              (in thousands)
    Net Sales
      Diagnostic products          $ 83,566      $80,838      $80,936
      AngioDynamics products         19,892       18,662       11,696
      Eliminations                     (574)      (2,176)        (700)
                                    -------       ------       ------
    Total Net Sales                $102,884      $97,324      $91,932
                                    =======       ======       ======

    Operating Profit (Loss)
      Diagnostic products           $ 1,988      $(1,088)      $2,509
      AngioDynamics products         (7,317)*     (3,816)      (1,536)
      Eliminations                      (22)          (7)         (16)
                                      -----        -----        -----
    Total Operating Profit (Loss)   $(5,351)     $(4,911)      $  957
                                      =====        =====        =====

    Identifiable Assets
      Diagnostic products           $72,124     $ 76,576      $83,304
      AngioDynamics products         19,631 *     25,515       12,945
      Eliminations                   (1,049)      (1,371)        (212)
                                     ------      -------       ------
    Total Identifiable Assets       $90,706     $100,720      $96,037
                                     ======      =======       ======

    Depreciation and Amortization
      Diagnostic products            $2,361       $2,437       $2,111
      AngioDynamics products            954          600          317
      Discontinued operation                                      124
                                      -----        -----        -----
    Total Depreciation and
      Amortization                   $3,315       $3,037       $2,552
                                      =====        =====        =====

    Capital Expenditures
      Diagnostic products            $1,745       $1,484       $3,850
      AngioDynamics products            152        2,886          370
      Discontinued operation                                       11
                                      -----        -----        -----
    Total Capital Expenditures       $1,897       $4,370       $4,231
                                      =====        =====        =====

* Includes an impairment charge of $4,121,000. See Note B - Asset Purchase and Impairment Charge.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE O - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  Geographic Areas
  ----------------
    The following geographic area data includes net sales, operating profit (loss) generated by and assets employed in operations located in each area:

                                      1998         1997         1996
                                     ------       ------       ------
                                              (in thousands)
    Net Sales
      U.S. operations              $ 84,459      $80,190      $71,939
      International operations:
        Canada                       20,321       14,369       12,254
        Other                        11,238       12,555       13,456
      Eliminations                  (13,134)      (9,790)      (5,717)
                                    -------       ------       ------
    Total Net Sales                $102,884      $97,324      $91,932
                                    =======       ======       ======

    Operating Profit (Loss)
      U.S. operations               $(6,454)     $(3,439)      $1,084
      International operations:
        Canada                          867       (1,518)        (410)
        Other                           208          175          225
      Eliminations                       28         (129)          58
                                      -----        -----        -----
    Total Operating Profit (Loss)   $(5,351)     $(4,911)      $  957
                                      =====        =====        =====

    Identifiable Assets
      U.S. operations               $67,705     $ 78,706      $73,604
      International operations:
        Canada                       17,423       15,496       15,543
        Other                         8,568        7,772        8,067
      Eliminations                   (2,990)      (1,254)      (1,177)
                                     ------      -------       ------
    Total Identifiable Assets       $90,706     $100,720      $96,037
                                     ======      =======       ======

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE O - INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

  The Company's domestic export sales by geographic area are summarized as follows:

                                      1998         1997         1996
                                     ------       ------       ------
                                              (in thousands)

      Europe                        $ 6,974      $ 9,252       $5,655
      Other                           6,169        6,098        3,783
                                     ------       ------        -----
                                    $13,143      $15,350       $9,438
                                     ======       ======        =====


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Quarterly results of operations during 1998 and 1997 were as follows:

                                                  1998
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $25,713  $24,711  $24,385  $28,075
    Gross profit                     9,735    8,721    8,239   10,738
    Net earnings (loss)                128   (1,375)  (5,819)   1,099
    Earnings (loss) per common
      share (1)
        Basic and diluted              .01     (.14)    (.58)     .11

                                                  1997
                                   ----------------------------------
                                    First   Second    Third   Fourth
                                   quarter  quarter  quarter  quarter
                                   -------  -------  -------  -------
                                  (in thousands, except per share data)

    Net sales                      $23,355  $25,992  $23,576  $24,401
    Gross profit                     9,865   10,251    8,622    7,832
    Net earnings (loss)                513      243   (1,046)  (2,918)
    Earnings (loss) per common
      share (1)
        Basic and diluted              .05      .02     (.11)    (.29)

  (1) Earnings (loss) per common share have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note M.

  The third quarter of 1998 includes an impairment charge of $4,121,000. See Note B - Asset Purchase and Impairment Charge.

                     E-Z-EM, Inc. and Subsidiaries

              May 30, 1998, May 31, 1997 and June 1, 1996


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

  The fourth quarter of 1997 was adversely affected by certain adjustments pertaining to the Company's AngioDynamics segment. The significant adjustments included the write-off of expenses relating to the proposed initial public offering of AngioDynamics and the effects of the sales price erosion of coronary stents in the European market.

                     E-Z-EM, Inc. and Subsidiaries

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (in thousands)


     Column A       Column B        Column C         Column D  Column E
     --------       --------        --------         --------  --------
                                    Additions
                              ---------------------
                                 (1)        (2)
                     Balance             Charged to             Balance
                       at     Charged to   other                at end
                    beginning costs and  accounts-  Deductions-   of
    Description     of period  expenses   describe    describe  period
    -----------     --------- ---------- ---------- ----------- -------

Fifty-two weeks
  ended June 1, 1996

Allowance for
  doubtful accounts..  $465     $176                  $114 (a)    $527
                        ===      ===                   ===         ===

Fifty-two weeks
  ended May 31, 1997

Allowance for
  doubtful accounts..  $527     $451                  $ 48 (b)    $930
                        ===      ===                   ===         ===

Fifty-two weeks
  ended May 30, 1998

Allowance for
  doubtful accounts..  $930     $286                  $ 68 (b)  $1,148
                        ===      ===                   ===       =====

(a) Represents amounts written off as uncollectible of $64,000 and an amount deducted in conjunction with the sale of SDI of $50,000.

(b) Amounts written off as uncollectible.