Form 10-Q
period 1998-08-29
EZ EM INC
filed 1998-10-13
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended August 29, 1998
                                                ---------------


                         Commission file number 1-11479
                                                -------


                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                          11-1999504
        -----------------------------             --------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


        717 Main Street, Westbury, New York           11590
     ----------------------------------------       ----------
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

                             Yes_X_      No ___


On October 9, 1998, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,033,852 shares of the registrant's Class B Common Stock outstanding.


                                  Page 1 of 17
                            Exhibit Index on Page 16

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part 1:  Financial Information                                         Page
-------  ---------------------                                         ----

  Item 1.  Financial Statements

    Consolidated Balance Sheets - August 29, 1998 and
      May 30, 1998                                                     3 - 4

    Consolidated Statements of Earnings - thirteen weeks
      ended August 29, 1998 and August 30, 1997                          5

    Consolidated Statement of Stockholders' Equity - thirteen
      weeks ended August 29, 1998                                        6

    Consolidated Statements of Cash Flows - thirteen weeks
      ended August 29, 1998 and August 30, 1997                        7 - 8

    Notes to Consolidated Financial Statements                         9 - 11

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12 - 15

Part II:  Other Information
--------  -----------------

  Item 6.  Exhibits and Reports on Form 8-K                              16

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         August 29,      May 30,
              ASSETS                                       1998           1998
                                                          -------      ---------
                                                        (unaudited)    (audited)

CURRENT ASSETS
   Cash and cash equivalents                              $ 6,096        $ 4,654
   Debt and equity securities                               3,525          3,475
   Accounts receivable, principally
       trade, net                                          19,572         21,348
   Inventories                                             26,246         26,764
   Other current assets                                     2,684          2,499
                                                          -------        -------

          Total current assets                             58,123         58,740

INVESTMENT IN AFFILIATE                                     1,042          1,121

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                             21,371         21,917

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization                     413            446

INTANGIBLE ASSETS, less accumulated
  amortization                                              2,489          2,546

DEBT AND EQUITY SECURITIES                                  1,601          2,057

OTHER ASSETS                                                4,132          3,879
                                                          -------        -------

                                                          $89,171        $90,706
                                                          =======        =======



The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                August 29,     May 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                          1998          1998
                                                                 ------        ------
                                                               (unaudited)    (audited)
CURRENT LIABILITIES
    Notes payable                                              $  1,058       $  3,041
    Current maturities of long-term debt                            271            287
    Accounts payable                                              5,835          6,265
    Accrued liabilities                                           6,824          6,958
    Accrued income taxes                                            921            592
                                                               --------       --------

          Total current liabilities                              14,909         17,143

LONG-TERM DEBT, less current maturities                             543            606

OTHER NONCURRENT LIABILITIES                                      1,767          1,734

COMMITMENTS AND CONTINGENCIES
                                                               --------       --------
          Total liabilities                                      17,219         19,483
                                                               --------       --------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none                                                  -              -
    Common stock
       Class A  (voting),  par  value  $.10 per
          share - authorized, 6,000,000 shares;
          issued and outstanding 4,035,346 shares
          at August 29, 1998 and May 30, 1998                       403            403
       Class B (nonvoting), par value $.10 per
          share - authorized, 10,000,000 shares;
          issued  and  outstanding 6,026,002 shares
          at August 29, 1998 and 5,999,073 shares
          at May 30, 1998                                           603            600
    Additional paid-in capital                                   21,771         21,643
    Retained earnings                                            50,560         49,090
    Accumulated other comprehensive loss                         (1,385)          (513)
                                                               --------       --------

          Total stockholders' equity                             71,952         71,223
                                                               --------       --------

                                                               $ 89,171       $ 90,706
                                                               ========       ========


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                        Thirteen weeks ended
                                                 -----------------------------------
                                                  August 29,            August 30,
                                                    1998                  1997
                                                 ------------         ------------
Net sales                                        $     25,665         $     25,713

Cost of goods sold                                     14,996               15,978
                                                 ------------         ------------

          Gross profit                                 10,669                9,735
                                                 ------------         ------------

Operating expenses
    Selling and administrative                          7,617                7,915
    Research and development                            1,002                1,509
                                                 ------------         ------------

       Total operating expenses                         8,619                9,424
                                                 ------------         ------------

          Operating profit                              2,050                  311

Other income (expense)
    Interest income                                       119                  151
    Interest expense                                      (62)                (189)
    Equity in losses of affiliate                         (79)
    Other, net                                             37                  (63)
                                                 ------------         ------------

          Earnings before income taxes                  2,065                  210

Income tax provision                                      595                   82
                                                 ------------         ------------

          NET EARNINGS                           $      1,470         $        128
                                                 ============         ============

Earnings per common share
    Basic                                        $        .15         $        .01
                                                 ============         ============

    Diluted                                      $        .14         $        .01
                                                 ============         ============

Weighted average common shares
    Basic                                          10,044,112            9,926,028
                                                 ============         ============

    Diluted                                        10,327,066           10,412,892
                                                 ============         ============



The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Thirteen weeks ended August 29, 1998
                                   (unaudited)
                        (in thousands, except share data)

                                    Class A             Class B                                 Accumulated
                                 common stock        common stock       Additional                 other                   Compre-
                              ----------------     -----------------     paid-in    Retained   comprehensive               hensive
                              Shares    Amount     Shares     Amount     capital    earnings       loss          Total     income
                              ------    ------     ------     ------    ----------  --------   -------------     -----     ------
Balance at May 30, 1998     4,035,346    $403    5,999,073       $600     $21,643    $49,090       $(513)      $71,223

Exercise of stock options                           26,604          3         110                                  113
Income tax benefits on
  stock options exercised                                                      15                                   15
Compensation related to
  stock option plans                                                            1                                    1
Issuance of stock                                      325                      2                                    2
Net earnings                                                                           1,470                     1,470      $1,470
Unrealized holding loss
  on debt and equity
  securities                                                                                        (261)         (261)       (261)
Foreign currency
  translation adjustments                                                                           (611)         (611)       (611)
                            ---------    ----    ---------       ----     -------   --------    --------       -------      ------
Comprehensive  income                                                                                                         $598
                                                                                                                            ======
Balance at August 29, 1998  4,035,346    $403    6,026,002       $603     $21,771    $50,560     $(1,385)      $71,952
                            =========    ====    =========       ====     =======   ========    ========       =======



The accompanying notes are an integral part of this financial statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                      Thirteen weeks ended
                                                  -----------------------------
                                                  August 29,          August 30,
                                                     1998               1997
                                                  ----------          ---------
Cash flows from operating activities:
  Net earnings                                     $ 1,470            $   128
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                    722                836
      Provision for doubtful accounts                   60                 60
      Equity in losses of affiliate                     79
      Deferred income tax provision                      6                  9
      Other non-cash items                               1                  2
      Changes in operating assets and
        liabilities
          Accounts receivable                        1,716             (1,342)
          Inventories                                  518                174
          Other current assets                        (185)                86
          Other assets                                 (90)               (66)
          Accounts payable                            (430)              (335)
          Accrued liabilities                         (134)               258
          Accrued income taxes                         323                 84
          Other noncurrent liabilities                  38                (34)
                                                   -------            -------

            Net cash provided by (used in)
              operating activities                   4,094               (140)
                                                   -------            -------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (116)              (294)
  Investment in affiliate                                                (537)
  Available-for-sale securities
    Purchases                                          (70)            (1,399)
    Proceeds from sale                                  20              1,270
                                                   -------            -------

      Net cash used in investing activities           (166)              (960)
                                                   -------            -------

Cash flows from financing activities:
  Repayments of debt                                (1,961)              (334)
  Proceeds from issuance of debt                                        1,289
  Proceeds from exercise of stock options,
    including related income tax benefits              128                  6
  Proceeds from issuance of stock in connection
    with the stock purchase plan                         2
                                                   -------            -------
      Net cash (used in) provided by financing
        activities                                  (1,831)               961
                                                   -------            -------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                  Thirteen weeks ended
                                                -------------------------
                                                August 29,     August 30,
                                                  1998           1997
                                                ----------     ---------
Effect of exchange rate changes on
  cash and cash equivalents                    $  (655)        $  (205)
                                               -------         -------

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                     1,442            (344)

Cash and cash equivalents
  Beginning of period                            4,654           4,484
                                               -------         -------

  End of period                                $ 6,096         $ 4,140
                                               =======         =======

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                 $    47         $   186
                                               =======         =======

      Income taxes                             $   304         $    29
                                               =======         =======


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 29, 1998 and August 30, 1997
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of August 29, 1998, the consolidated statement of stockholders' equity for the period ended August 29, 1998, and the consolidated statements of earnings and cash flows for the periods ended August 29, 1998 and August 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at August 29, 1998 (and for all periods presented) have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1998 Annual Report on Form 10-K filed by the Company on August 28, 1998. The results of operations for the periods ended August 29, 1998 and August 30, 1997 are not necessarily indicative of the operating results for the respective full years.

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


NOTE B - INVENTORIES

  Inventories consist of the following:

                                         August 29,     May 30,
                                           1998           1998
                                         -------        -------
                                              (in thousands)

  Finished goods                         $13,056        $13,846
  Work in process                          1,303          1,474
  Raw materials                           11,887         11,444
                                         -------        -------

                                         $26,246        $26,764
                                         =======        =======


NOTE C - EARNINGS PER COMMON SHARE

  In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the

                          E-Z-EM, Inc. and Subsidiaries

                       August 29, 1998 and August 30, 1997
                                   (unaudited)


NOTE C - EARNINGS PER COMMON SHARE (continued)

  weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

  The following table sets forth the reconciliation of the weighted average number of common shares:

                                                      Thirteen weeks ended
                                                  ----------------------------
                                                   August 29,       August 30,
                                                     1998              1997
                                                  ----------        ----------

  Basic                                           10,044,112         9,926,028
  Effect of dilutive
    securities (stock options)                       282,954           486,864
                                                  ----------        ----------

  Diluted                                         10,327,066        10,412,892
                                                  ==========        ==========


NOTE D - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 15,000 shares were granted at $5.63 per share, options for 26,604 shares were exercised at $4.22 per share, options for 1,229 shares were forfeited at $5.39 per share, and no options expired during the thirteen weeks ended August 29, 1998. Under the 1997 AngioDynamics Stock Option Plan, options for .63 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirteen weeks ended August 29, 1998.

  Under the Employee Stock Purchase Plan, 325 shares were purchased at $5.10 per share during the thirteen weeks ended August 29, 1998.


NOTE E - COMPREHENSIVE INCOME

  During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires unrealized holding gains or losses on debt and equity securities available for sale and cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                          E-Z-EM, Inc. and Subsidiaries

                       August 29, 1998 and August 30, 1997
                                   (unaudited)


NOTE E - COMPREHENSIVE INCOME (continued)

  The components of comprehensive income, net of related tax, are as follows:

                                                   Thirteen weeks ended
                                                --------------------------
                                                August 29,       August 30,
                                                   1998              1997
                                                ----------       ----------
                                                      (in thousands)


  Net earnings                                   $ 1,470          $   128
  Unrealized holding loss on debt
    and equity securities                           (261)            (134)
  Foreign currency translation
    adjustments                                     (611)            (149)
                                                 -------          -------

      Comprehensive income (loss)                $   598          $  (155)
                                                 =======          =======


  The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                    August 29,      May 30,
                                                      1998           1998
                                                    -------        -------
                                                         (in thousands)

  Unrealized holding gain on debt
    and equity securities                           $ 1,083        $ 1,344
  Cumulative translation adjustments                 (2,468)        (1,857)
                                                    -------        -------

      Accumulated other comprehensive loss          $(1,385)       $  (513)
                                                    =======        =======


NOTE F - NEW PRONOUNCEMENT NOT YET ADOPTED

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective the fourth quarter of the Company's current fiscal year. The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not completed its evaluation of the effects that SFAS No. 131 will have on its financial reporting and disclosures.

NOTE G - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended August 29, 1998 and August 30, 1997
--------------------------------------------------

     The Company's quarters ended August 29, 1998 and August 30, 1997 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products industry segment includes both contrast systems and non-contrast systems. The AngioDynamics products industry segment includes angiography, therapeutic and stent/angioplasty medical devices used in the interventional medical marketplace.

                                Diagnostic  AngioDynamics  Eliminations  Total
                                ----------  -------------  ------------  -----
                                                (in thousands)

Quarter ended August 29, 1998
-----------------------------

 Unaffiliated customer sales      $19,990       $ 5,675          -      $25,665
 Intersegment sales                    11           142       ($153)        -
 Gross profit (loss)                7,842         2,841         (14)     10,669
 Operating profit (loss)            1,597           459          (6)      2,050


Quarter ended August 30, 1997
-----------------------------


 Unaffiliated customer sales      $20,847       $ 4,866          -      $25,713
 Intersegment sales                    55           145       ($200)        -
 Gross profit                       7,776         1,957           2       9,735
 Operating profit (loss)              989          (680)          2         311


     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $608,000 due primarily to reduced operating expenses. Despite a 4% decline in net sales, gross profit expressed as a percentage of net sales improved to 39% during the current quarter, versus 37% during the comparable quarter of the prior year. Sales price increases virtually offset the effect of increased discounts to group purchasing organizations. The improvement in gross profit, expressed as a percentage of net sales, can be attributed to reduced unabsorbed overhead costs.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $1,139,000 due to increased sales, improved gross profit, and decreased operating expenses. Net sales increased 17%, or $809,000, due to the continued domestic market penetration of angiography products. International sales remained virtually flat. Gross profit expressed as a percentage of net sales improved to 49% during the current quarter versus 39% during the comparable quarter of the prior year due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. Decreased operating expenses of $256,000 can be attributed to the closing of its

Leocor facility, coupled with reduced amortization expense, resulting from the impairment charge, of certain long-lived assets, recorded in the third quarter of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended August 29, 1998, the Company reported net earnings of $1,470,000, or $.15 and $.14 per common share on a basic and diluted basis, respectively, as compared to net earnings of $128,000, or $.01 per common share on both a basic and diluted basis, for the comparable period of last year.

     Results for the current quarter were favorably affected by improved gross profit in the AngioDynamics segment and decreased operating expenses in both industry segments. The improved AngioDynamics gross profit is due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. The decreased operating expenses can be attributed, in large part, to reduced research and development due to the completion of certain projects during last fiscal year.

     Net sales for the quarter ended August 29, 1998 decreased less than 1%, or $48,000, as compared to the quarter ended August 30, 1997. Decreased sales of contrast systems of $950,000 were virtually offset by increased sales of AngioDynamics products of $809,000 and non-contrast systems of $93,000. Price increases had little effect on net sales in the current quarter, although the Diagnostic segment continued to experience price pressures due to increased sales to group purchasing organizations. Net sales in international markets, including direct exports from the U.S., decreased 7%, or $649,000, in the current quarter versus the comparable period of last year due, in large part, to foreign currency exchange rate fluctuations which adversely affected the translation of Canadian and Japanese sales to U.S. dollars for financial reporting purposes.

     Gross profit expressed as a percentage of net sales increased to 42% during the current quarter versus 38% during the comparable quarter of the prior year due to increased gross profit in both industry segments. The improved
AngioDynamics gross profit is due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. The improved Diagnostic gross profit is due primarily to reduced unabsorbed overhead costs.

     Selling and administrative ("S&A") expenses were $7,617,000 during the quarter ended August 29, 1998 versus $7,915,000 during the quarter ended August 30, 1997. This decline of $298,000, or 4%, in the current quarter was principally due to decreased AngioDynamics S&A expenses of $178,000 and decreased Diagnostic S&A expenses of $120,000. Decreased AngioDynamics S&A expenses can be attributed to the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year, coupled with reduced amortization expense, resulting from the impairment charge, of certain long-lived assets, recorded in the third quarter of last fiscal year.

     Research and development ("R&D") expenditures decreased 34% in the current quarter to $1,002,000, or 4% of net sales, from $1,509,000, or 6% of net sales, in the comparable quarter of the prior year. This decline was due primarily to decreases in corporate projects of $228,000, expenses associated with product validations and clinical trials of $125,000, and AngioDynamics projects of $84,000. Of the R&D expenditures in the current quarter, approximately 43% relate to contrast systems, 33% to AngioDynamics projects, 4% to immunological projects, 7% to other projects and 13% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $15,000 of income in the current quarter versus $101,000 of expense in the comparable period of last year. This improvement was due primarily to decreased interest expense of $127,000, resulting from the repayment of AngioDynamics debt, and decreased foreign currency exchange losses of $95,000, partially offset by the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. of $79,000.

     For the quarter ended August 29, 1998, the Company's effective tax rate of 29% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. The Company's effective tax rate of 39% during the quarter ended August 30, 1997 differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses and losses incurred in a foreign jurisdiction subject to lower tax rates, partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended August 29, 1998, debt repayments were funded primarily by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At August 29, 1998, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,872,000 as compared to $3,934,000 at May 30, 1998. The Company has available $8,629,000 under four bank lines of credit of which no amounts were outstanding at August 29, 1998.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1996 and 1998 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At August 29, 1998, approximately 62% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and debt and equity securities. The current ratio is 3.90 to 1, with net working capital of $43,214,000 at August 29, 1998, as compared to the current ratio of 3.43 to 1, with net working capital of $41,597,000 at May 30, 1998.

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

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

     No.          Description                                    Page
     ---          -----------                                    ----

     27   Financial data schedule                                 17

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended August 29, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               E-Z-EM, Inc.
                                               ---------------------------------
                                               (Registrant)



Date   October 12, 1998                        /s/ Howard S. Stern
       ----------------                        ---------------------------------
                                               Howard S. Stern, Chairman of the
                                               Board, President, Chief Executive
                                               Officer and Director



Date   October 12, 1998                        /s/ Dennis J. Curtin
       ----------------                        ---------------------------------
                                               Dennis J. Curtin, Vice President-
                                               Chief Financial Officer