Form 10-Q
period 1998-11-28
EZ EM INC
filed 1999-01-12
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended November 28, 1998
                                               -----------------


                         Commission file number 1-11479
                                                -------


                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                          11-1999504
        -----------------------------           -------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


        717 Main Street, Westbury, New York            11590
      --------------------------------------          --------
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

On January 8, 1999, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,058,427 shares of the registrant's Class B Common Stock outstanding.


                                  Page 1 of 19
                            Exhibit Index on Page 17

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                        Page
-------  ---------------------                                        ----


     Item 1. Financial Statements

       Consolidated Balance Sheets - November 28, 1998 and
         May 30, 1998                                                 3 - 4

       Consolidated Statements of Operations - thirteen and
         twenty-six weeks ended November 28, 1998 and
         November 29, 1997                                              5

       Consolidated Statement of Stockholders' Equity -
         twenty-six weeks ended November 28, 1998                       6

       Consolidated Statements of Cash Flows - twenty-six weeks
         ended November 28, 1998 and November 29, 1997                7 - 8

       Notes to Consolidated Financial Statements                     9 - 11

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   12 - 16


Part II:  Other Information
--------  -----------------


     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 6.  Exhibits and Reports on Form 8-K                          17

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     November 28,       May 30,
              ASSETS                                    1998             1998
                                                        ----             ----
                                                     (unaudited)       (audited)

CURRENT ASSETS
  Cash and cash equivalents                            $ 5,149         $ 4,654
  Certificates of deposit with maturities
    of three to twelve months                            1,075
  Debt and equity securities                             3,577           3,475
  Accounts receivable, principally
    trade, net                                          21,377          21,348
  Inventories                                           26,843          26,764
  Other current assets                                   2,528           2,499
                                                        ------          ------

       Total current assets                             60,549          58,740

INVESTMENT IN AFFILIATE                                    983           1,121

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                          21,535          21,917

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization                  415             446

INTANGIBLE ASSETS, less accumulated
  amortization                                           2,434           2,546

DEBT AND EQUITY SECURITIES                               1,824           2,057

OTHER ASSETS                                             4,122           3,879
                                                        ------          ------

                                                       $91,862         $90,706
                                                        ======          ======


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                     November 28,      May 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY               1998            1998
                                                        ----            ----
                                                     (unaudited)      (audited)

CURRENT LIABILITIES
  Notes payable                                        $ 1,254         $ 3,041
  Current maturities of long-term debt                     283             287
  Accounts payable                                       6,147           6,265
  Accrued liabilities                                    7,540           6,958
  Accrued income taxes                                     782             592
                                                        ------          ------

       Total current liabilities                        16,006          17,143

LONG-TERM DEBT, less current maturities                    529             606

OTHER NONCURRENT LIABILITIES                             1,841           1,734

COMMITMENTS AND CONTINGENCIES
                                                        ------          ------

       Total liabilities                                18,376          19,483
                                                        ------          ------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none                                            -              -
  Common stock
    Class  A  (voting), par  value $.10 per
      share - authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at November 28, 1998 and May 30, 1998                403             403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued and outstanding 6,057,152 shares
      at November 28, 1998 and 5,999,073 shares
      at May 30, 1998                                      606             600
  Additional paid-in capital                            21,923          21,643
  Retained earnings                                     52,088          49,090
  Accumulated other comprehensive loss                  (1,534)           (513)
                                                        ------          ------

       Total stockholders' equity                       73,486          71,223
                                                        ------          ------

                                                       $91,862         $90,706
                                                        ======          ======


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                          Thirteen weeks ended           Twenty-six weeks ended
                                       ---------------------------    ---------------------------
                                       November 28,   November 29,    November 28,   November 29,
                                           1998           1997            1998           1997
                                           ----           ----            ----           ----

Net sales                               $ 26,508       $ 24,711        $ 52,173       $ 50,424

Cost of goods sold                        14,970         15,990          29,966         31,968
                                          ------         ------          ------         ------

      Gross profit                        11,538          8,721          22,207         18,456
                                          ------         ------          ------         ------

Operating expenses
  Selling and administrative               8,460          8,629          16,077         16,544
  Research and development                 1,229          1,572           2,231          3,081
                                           -----         ------          ------         ------

    Total operating expenses               9,689         10,201          18,308         19,625
                                           -----         ------          ------         ------

      Operating profit (loss)              1,849         (1,480)          3,899         (1,169)

Other income (expense)
  Interest income                            138            178             257            329
  Interest expense                           (61)          (177)           (123)          (366)
  Equity in losses of affiliate              (59)           (80)           (138)           (80)
  Other, net                                 345              7             382            (56)
                                           -----          -----           -----          -----

      Earnings (loss) before
        income taxes                       2,212         (1,552)          4,277         (1,342)

Income tax provision (benefit)               684           (177)          1,279            (95)
                                           -----          -----           -----          -----

      NET EARNINGS (LOSS)               $  1,528       $ (1,375)       $  2,998       $ (1,247)
                                           =====          =====           =====          =====

Earnings (loss) per common share
  Basic                                 $    .15       $   (.14)       $    .30       $   (.13)
                                           =====          =====           =====          =====

  Diluted                               $    .15       $   (.14)       $    .29       $   (.13)
                                           =====          =====           =====          =====

Weighted average common shares
  Basic                                   10,076          9,926          10,060          9,926
                                          ======          =====          ======          =====

  Diluted                                 10,325          9,926          10,326          9,926
                                          ======          =====          ======          =====


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Twenty-six weeks ended November 28, 1998
                                   (unaudited)
                        (in thousands, except share data)



                                          Class A             Class B                             Accumulated
                                        common stock        common stock    Additional               other                 Compre-
                                       ----------------   ----------------   paid-in    Retained  comprehensive            hensive
                                       Shares    Amount   Shares    Amount   capital    earnings      loss        Total    income
                                       ------    ------   ------    ------   -------    --------  -------------   -----    ------
Balance at May 30, 1998               4,035,346   $403   5,999,073   $600    $21,643    $49,090     $  (513)    $71,223

Exercise of stock options                                   52,754      5        217                                222
Income tax benefits on
  stock options exercised                                                         31                                 31
Compensation related to
  stock option plans                                                               2                                  2
Issuance of stock                                            5,325      1         30                                 31
Net earnings                                                                              2,998                   2,998    $2,998
Unrealized holding loss on debt
  and equity securities                                                                                (127)       (127)     (127)
Foreign currency translation
  adjustments                                                                                          (894)       (894)     (894)
                                      ---------    ---   ---------    ---     ------     ------       ------      ------    ------

Comprehensive income                                                                                                       $1,977
                                                                                                                            =====

Balance at November 28, 1998          4,035,346   $403   6,057,152   $606    $21,923    $52,088     $(1,534)    $73,486
                                      =========    ===   =========    ===     ======     ======       =====      ======


The accompanying notes are an integral part of this financial statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                       Twenty-six weeks ended
                                                     ---------------------------
                                                     November 28,   November 29,
                                                         1998           1997
                                                         ----           ----

Cash flows from operating activities:
  Net earnings (loss)                                  $2,998         $(1,247)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities
      Depreciation and amortization                     1,442           1,683
      Provision for doubtful accounts                     121             120
      Equity in losses of affiliate                       138              80
      Deferred income tax provision                        12              11
      Other non-cash items                                 31               3
      Changes in operating assets and
        liabilities
          Accounts receivable                            (150)         (1,658)
          Inventories                                     (79)            101
          Other current assets                            (29)             92
          Other assets                                   (161)           (446)
          Accounts payable                               (118)            554
          Accrued liabilities                             582             134
          Accrued income taxes                            178             187
          Other noncurrent liabilities                     74              (4)
                                                        -----           -----

            Net cash provided by (used in)
              operating activities                      5,039            (390)
                                                        -----           -----
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                       (941)           (584)
  Investment in affiliate                                                (940)
  Available-for-sale securities
    Purchases                                          (2,360)         (2,220)
    Proceeds from sale                                  2,258           1,995
  Increase in certificates of deposit                  (1,075)
                                                        -----           -----

      Net cash used in investing activities            (2,118)         (1,749)
                                                        -----           -----

Cash flows from financing activities:
  Repayments of debt                                   (1,987)         (1,488)
  Proceeds from issuance of debt                                        4,555
  Proceeds from exercise of stock options,
    including related income tax benefits                 253               7
  Proceeds from issuance of stock in connection
    with the stock purchase plan                            2               3
                                                        -----           -----

      Net cash (used in) provided by financing
        activities                                     (1,732)          3,077
                                                        -----           -----

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                        Twenty-six weeks ended
                                                      --------------------------
                                                      November 28,  November 29,
                                                          1998          1997
                                                          ----          ----

Effect of exchange rate changes on
  cash and cash equivalents                              $ (694)      $ (495)
                                                          -----        -----

      INCREASE IN CASH AND CASH EQUIVALENTS                 495          443

Cash and cash equivalents
  Beginning of period                                     4,654        4,484
                                                          -----        -----

  End of period                                          $5,149       $4,927
                                                          =====        =====

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $   71       $  355
                                                          =====        =====

    Income taxes (net of $70 in refunds
      in 1997)                                           $1,322       $   29
                                                          =====        =====


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 28, 1998 and November 29, 1997
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of November 28, 1998, the consolidated statement of stockholders' equity for the period ended November 28, 1998, and the consolidated statements of operations and cash flows for the periods ended November 28, 1998 and November 29, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at November 28, 1998 (and for all periods presented) have been made.

  Certain information and footnote  disclosures,  normally included in financial
    statements   prepared  in  accordance  with  generally  accepted  accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1998 Annual Report on Form 10-K filed by the Company on August 28, 1998. The results of operations for the periods ended November 28, 1998 and November 29, 1997 are not necessarily indicative of the operating results for the respective full years.

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


NOTE B - INVENTORIES

  Inventories consist of the following:

                                   November 28,       May 30,
                                       1998            1998
                                       ----            ----
                                          (in thousands)
      Finished goods                 $13,192         $13,846
      Work in process                  1,785           1,474
      Raw materials                   11,866          11,444
                                      ------          ------

                                     $26,843         $26,764
                                      ======          ======


NOTE C - EARNINGS PER COMMON SHARE

  In 1998, the Company  adopted  Statement  of  Financial  Accounting  Standards
    ("SFAS") No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the

                         E-Z-EM, Inc. and Subsidiaries

                     November 28, 1998 and November 29, 1997
                                   (unaudited)


NOTE C - EARNINGS PER COMMON SHARE (continued)

    weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen and twenty-six weeks ended November 29, 1997, as their effects were anti-dilutive.

  The following table sets forth the reconciliation of the weighted average number of common shares:

                           Thirteen weeks ended        Twenty-six weeks ended
                         -------------------------    -------------------------
                         November 28,  November 29,   November 28, November 29,
                            1998          1997           1998         1997
                            ----          ----           ----         ----
                                            (in thousands)

    Basic                  10,076         9,926         10,060        9,926
    Effect of dilutive
      securities (stock
      options)                249                          266
                           ------         -----         ------        -----
    Diluted                10,325         9,926         10,326        9,926
                           ======         =====         ======        =====


NOTE D - COMMON STOCK

  Under the 1983 and 1984 Stock Option Plans, options for 32,727 shares were granted at prices ranging from $5.63 to $6.00 per share, options for 52,754 shares were exercised at $4.22 per share, options for 1,229 shares were forfeited at $5.39 per share, and no options expired during the twenty-six weeks ended November 28, 1998. Under the 1997 AngioDynamics Stock Option Plan, options for .68 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the twenty-six weeks ended November 28, 1998.

  Under the Employee Stock Purchase Plan, 325 shares were purchased at $5.10 per share during the twenty-six weeks ended November 28, 1998.


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

                          E-Z-EM, Inc. and Subsidiaries

                     November 28, 1998 and November 29, 1997
                                   (unaudited)


NOTE E - COMPREHENSIVE INCOME (continued)

  The components of comprehensive income, net of related tax, are as follows:

                                                   Twenty-six weeks ended
                                                 ---------------------------
                                                 November 28,   November 29,
                                                     1998           1997
                                                     ----           ----
                                                        (in thousands)
     Net earnings (loss)                           $2,998         $(1,247)
     Unrealized holding (loss) gain on
       debt and equity securities                    (127)             64
     Foreign currency translation
       adjustments                                   (894)           (271)
                                                    -----           -----

         Comprehensive income (loss)               $1,977         $(1,454)
                                                    =====           =====


  The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                     November 28,    May 30,
                                                        1998          1998
                                                        ----          ----
                                                           (in thousands)
     Unrealized holding gain on debt
       and equity securities                         $ 1,217        $ 1,344
     Cumulative translation adjustments               (2,751)        (1,857)
                                                       -----          -----

         Accumulated other comprehensive loss        $(1,534)       $  (513)
                                                       =====          =====


NOTE F - NEW PRONOUNCEMENT NOT YET ADOPTED

  In June 1997, the Financial  Accounting  Standards  Board issued SFAS No. 131,
    "Disclosures about Segments of an Enterprise and Related Information," which is effective the fourth quarter of the Company's current fiscal year. The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company does not believe that the provisions of SFAS No. 131 will have a significant impact on its segment reporting and disclosures.

NOTE G - RECLASSIFICATIONS

  Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

                         E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarters ended November 28, 1998 and November 29, 1997
------------------------------------------------------

     The Company's quarters ended November 28, 1998 and November 29, 1997 both represent thirteen weeks.

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

                                        Diagnostic   AngioDynamics   Eliminations       Total
                                        ----------   -------------   ------------       -----
                                                            (in thousands)
Quarter ended November 28, 1998
-------------------------------

  Unaffiliated customer sales             $21,580       $ 4,928             -           $26,508
  Intersegment sales                           15           112          ($127)             -
  Gross profit (loss)                       9,168         2,374             (4)          11,538
  Operating profit (loss)                   2,041          (195)             3            1,849

Quarter ended November 29, 1997
-------------------------------

  Unaffiliated customer sales             $20,355       $ 4,356             -           $24,711
  Intersegment sales                            4           136          ($140)             -
  Gross profit (loss)                       7,654         1,083            (16)           8,721
  Operating profit (loss)                      86        (1,550)           (16)          (1,480)


     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $1,955,000 due primarily to increased sales, improved gross profit and reduced operating expenses. Net sales increased 6%, or $1,225,000, due to increased demand for sales of both contrast systems and non-contrast systems. Sales price increases virtually offset the effect of increased rebates to U.S. group purchasing organizations. Gross profit expressed as a percentage of net sales improved to 42% during the current quarter, versus 38% during the comparable quarter of the prior year due primarily to reduced unabsorbed overhead costs. Decreased operating expenses of $441,000 can be attributed to a decline in research & development ("R&D") expenditures of $256,000 and severance costs incurred in the comparable quarter of the prior year.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $1,355,000 due to increased sales and improved gross profit. Net sales increased 13%, or $572,000, due to the continued domestic market penetration of angiography products. International sales declined 10% as a result of suspending product shipments to distributors affected by the recent Brazilian economic crisis. Gross profit expressed as a percentage of net sales improved to 47% during the current quarter versus 24% during the comparable quarter of the prior year due primarily to decreased inventory reserves of $511,000, increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended November 28, 1998, the Company reported net earnings of $1,528,000, or $.15 per common share on both a basic and diluted basis, as compared to a net loss of $1,375,000, or ($.14) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in both industry segments, as well as decreased operating expenses in the Diagnostic segment.

     Net sales for the quarter ended November 28, 1998 increased 7%, or $1,797,000, as compared to the quarter ended November 29, 1997 due to increased sales of contrast systems of $653,000, non-contrast systems of $572,000 and AngioDynamics products of $572,000. Price increases had little effect on net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 2%, or $194,000, in the current quarter versus the comparable period of last year due to volume increases, partially offset by foreign currency exchange rate fluctuations which adversely affected the translation of Canadian sales to U.S. dollars for financial reporting purposes.

     Gross profit expressed as a percentage of net sales increased to 44% during the current quarter versus 35% during the comparable quarter of the prior year due to increased gross profit in both industry segments. The improved AngioDynamics gross profit is due primarily to decreased inventory reserves of $511,000, increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. The improved Diagnostic gross profit is due primarily to reduced unabsorbed overhead costs.

     Selling and administrative ("S&A") expenses were $8,460,000 during the quarter ended November 28, 1998 versus $8,629,000 during the quarter ended November 29, 1997. This decline of $169,000, or 2%, in the current quarter resulted from Diagnostic severance costs incurred in the comparable quarter of the prior year.

     R&D expenditures decreased 22% in the current quarter to $1,229,000, or 5% of net sales, from $1,572,000, or 6% of net sales, in the comparable quarter of the prior year. This decline was due primarily to decreases in expenses associated with Diagnostic product validations and clinical trials of $216,000, AngioDynamics projects of $87,000, and corporate projects of $56,000. Of the R&D expenditures in the current quarter, approximately 47% relate to contrast systems, 34% to AngioDynamics projects, 3% to immunological projects, 5% to other projects and 11% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $363,000 of income in the current quarter versus $72,000 of expense in the comparable period of last year. This improvement was due to improved foreign currency exchange gains and losses of $326,000 and decreased interest expense, resulting from the repayment of AngioDynamics debt.

     For the quarter ended November 28, 1998, the Company's effective tax rate of 31% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by non-deductible expenses. The Company's effective tax benefit rate of 11% during the quarter ended November 29, 1997 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

Twenty-six weeks ended November 28, 1998 and November 29, 1997
--------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                                   Diagnostic   AngioDynamics  Eliminations      Total
                                                   ----------   -------------  ------------      -----
                                                                      (in thousands)
Twenty-six weeks ended November 28, 1998
----------------------------------------

  Unaffiliated customer sales                       $41,570       $10,603            -          $52,173
  Intersegment sales                                     26           254         ($280)            -
  Gross profit (loss)                                17,010         5,215           (18)         22,207
  Operating profit (loss)                             3,638           264            (3)          3,899

Twenty-six weeks ended November 29, 1997
----------------------------------------

  Unaffiliated customer sales                       $41,202       $ 9,222            -          $50,424
  Intersegment sales                                     59           281         ($340)            -
  Gross profit (loss)                                15,430         3,040           (14)         18,456
  Operating profit (loss)                             1,075        (2,230)          (14)         (1,169)


     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $2,563,000 due to increased sales, improved gross profit and reduced operating expenses. Net sales increased 1%, or $368,000, due to increased demand for sales of non-contrast systems. Sales price increases virtually offset the effect of increased rebates to U.S. group purchasing organizations. Gross profit expressed as a percentage of net sales improved to 41% during the current period, versus 37% during the comparable period of the prior year due primarily to reduced unabsorbed overhead costs. Decreased operating expenses of $983,000 can be attributed to a decline in R&D expenditures of $679,000 and severance costs incurred in the comparable period of the prior year.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period improved by $2,494,000 due to increased sales, improved gross profit, and decreased operating expenses. Net sales increased 15%, or $1,381,000, due to the continued domestic market penetration of angiography products. International sales declined 4% as a result of suspending product shipments to distributors affected by the recent Brazilian economic crisis. Gross profit expressed as a percentage of net sales improved to 48% during the current period versus 32% during the comparable period of the prior year due primarily to decreased inventory reserves of $462,000, increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. Decreased operating expenses of $319,000 can be attributed to the closing of its Leocor facility, coupled with reduced amortization expense, resulting from the impairment charge, of certain long-lived assets, recorded in the third quarter of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the twenty-six weeks ended November 28, 1998, the Company reported net earnings of $2,998,000, or $.30 and $.29 per common share on a basic and diluted basis, respectively, as compared to a net loss of $1,247,000, or ($.13) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current period were favorably affected by increased sales, improved gross profit and decreased operating expenses in both industry segments.

     Net sales for the twenty-six weeks ended November 28, 1998 increased 3%, or $1,749,000, as compared to the twenty-six weeks ended November 29, 1997 due to increased sales of AngioDynamics products of $1,381,000 and non-contrast systems of $665,000, partially offset by decreased sales of contrast systems of $297,000. Price increases had little effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., decreased 3%, or $455,000, in the current period versus the comparable period of last year due to foreign currency exchange rate fluctuations which adversely affected the translation of Canadian and Japanese sales to U.S. dollars for financial reporting purposes.

     Gross profit expressed as a percentage of net sales increased to 43% during the current period versus 37% during the comparable period of last year due to increased gross profit in both industry segments. The improved AngioDynamics gross profit is due primarily to decreased inventory reserves of $462,000, increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year. The improved Diagnostic gross profit is due primarily to reduced unabsorbed overhead costs.

     S&A expenses were $16,077,000 during the twenty-six weeks ended November 28, 1998 versus $16,544,000 during the twenty-six weeks ended November 29, 1997. This decline of $467,000, or 3%, in the current period was due to decreased Diagnostic S&A expenses of $305,000 and decreased AngioDynamics S&A expenses of $162,000. Decreased Diagnostic S&A expenses resulted from severance costs incurred in the comparable period of the prior year. Decreased AngioDynamics S&A expenses can be attributed to the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year, coupled with reduced amortization expense, resulting from the impairment charge, of certain long-lived assets, recorded in the third quarter of last fiscal year.

     R&D expenditures decreased 28% in the current period to $2,231,000, or 4% of net sales, from $3,081,000, or 6% of net sales, in the comparable prior year period. This decline was due primarily to decreases in corporate projects of $284,000, expenses associated with Diagnostic product validations and clinical trials of $341,000, and AngioDynamics projects of $171,000. Of the R&D expenditures in the current period, approximately 45% relate to contrast systems, 34% to AngioDynamics projects, 3% to immunological projects, 6% to other projects and 12% to general regulatory costs.

     Other income, net of other expenses, totaled $378,000 of income in the current period versus $173,000 of expense in the comparable period of last year. This improvement was due primarily to improved foreign currency exchange gains and losses of $421,000 and decreased interest expense, resulting from the repayment of AngioDynamics debt.

     For the twenty-six weeks ended November 28, 1998, the Company's effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by non-deductible expenses. The Company's effective tax benefit rate of 7% during the twenty-six weeks ended November 29, 1997 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. Non-deductible expenses and losses incurred in a foreign jurisdiction subject to lower tax rates, offset earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest income.

Liquidity and Capital Resources
-------------------------------

     During the twenty-six weeks ended November 28, 1998, debt repayments and capital expenditures were funded primarily by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At November 28, 1998, debt (notes payable, current maturities of long-term debt and long-term debt) was $2,066,000 as compared to $3,934,000 at May 30, 1998. The Company has available $7,693,000 under three bank lines of credit of which no amounts were outstanding at November 28, 1998.

     The Company's current policy is to issue stock dividends. During the third quarter of fiscal years 1996 and 1998 and the fourth quarter of fiscal year 1997, the Company issued 3% stock dividends.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At November 28, 1998, approximately 63% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, short-term debt and equity securities and short-term certificates of deposit. The current ratio is
3.78 to 1, with net working capital of $44,543,000 at November 28, 1998, as compared to the current ratio of 3.43 to 1, with net working capital of $41,597,000 at May 30, 1998.

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

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     At the Annual Meeting of Shareholders held October 20, 1998, the following persons were elected as Directors of the Company:

     Class II Directors:  (until the 2001 Annual Meeting)
     -------------------

          Paul S. Echenberg
          Donald A. Meyer
          Robert M. Topol

     In this election, 3,471,227 votes were cast for Messrs. Echenberg, Meyer and Topol, and 8,861 shares were withheld from voting for Messrs. Echenberg, Meyer and Topol.

     The following Directors continue in office for the duration of their terms:

     Class I Directors:  (until the 2000 Annual Meeting)
     ------------------

          Michael A. Davis, M.D.
          James L. Katz, CPA, JD

     Class III Directors:  (until the 1999 Annual Meeting)
     --------------------

          Howard S. Stern
          David P. Meyers

     The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 1999 was approved by a vote of 3,477,226 in favor, 1,912 against, and 950 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

     No.         Description                                            Page
     ---         -----------                                            ----

     27     Financial data schedule                                      19

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended November 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          E-Z-EM, Inc.
                                         -----------------------------------
                                          (Registrant)




Date   January 11, 1999                   /s/ Howard S. Stern
     --------------------                -------------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director



Date   January 11, 1999                   /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer