Form 10-Q
period 1999-02-27
EZ EM INC
filed 1999-04-13
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended February 27, 1999
                                               -----------------


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

                                    Yes __X__  No _____


On April 9, 1999, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,058,977 shares of the registrant's Class B Common Stock outstanding.









                                  Page 1 of 19
                            Exhibit Index on Page 18

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX


Part I:  Financial Information                                            Page
-------  ---------------------                                            ----


     Item 1.  Financial Statements


          Consolidated Balance Sheets - February 27, 1999 and
              May 30, 1998                                                3 - 4


          Consolidated Statements of Operations - thirteen and
              thirty-nine weeks ended February 27, 1999 and
              February 28, 1998                                             5


          Consolidated Statement of Stockholders' Equity -
              thirty-nine weeks ended February 27, 1999                     6


          Consolidated Statements of Cash Flows - thirty-nine weeks
              ended February 27, 1999 and February 28, 1998               7 - 8


          Notes to Consolidated Financial Statements                      9 - 11


     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 12 - 17


Part II:  Other Information
--------  -----------------


     Item 6.  Exhibits and Reports on Form 8-K                             18

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          February 27,   May 30,
              ASSETS                                          1999        1998
                                                             ------      ------
                                                          (unaudited)  (audited)

CURRENT ASSETS
     Cash and cash equivalents                              $ 5,153      $ 4,654
     Certificates of deposit with maturities
         of three to twelve months                              802
     Debt and equity securities                               5,123        3,475
     Accounts receivable, principally
         trade, net                                          21,051       21,348
     Inventories                                             27,858       26,764
     Other current assets                                     3,441        2,499
                                                             ------       ------

              Total current assets                           63,428       58,740

INVESTMENT IN AFFILIATE                                         921        1,121

PROPERTY, PLANT AND EQUIPMENT - AT COST,
     less accumulated depreciation and
     amortization                                            21,392       21,917

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
     ACQUIRED, less accumulated amortization                    419          446

INTANGIBLE ASSETS, less accumulated
     amortization                                             2,381        2,546

DEBT AND EQUITY SECURITIES                                    2,408        2,057

OTHER ASSETS                                                  3,853        3,879
                                                             ------       ------

                                                            $94,802      $90,706
                                                             ======       ======






The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                          February 27,  May 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                      1999       1998
                                                             ------     ------
                                                          (unaudited)  (audited)

CURRENT LIABILITIES
     Notes payable                                          $ 2,069     $ 3,041
     Current maturities of long-term debt                       234         287
     Accounts payable                                         7,182       6,265
     Accrued liabilities                                      7,445       6,958
     Accrued income taxes                                       711         592
                                                             ------      ------

              Total current liabilities                      17,641      17,143

LONG-TERM DEBT, less current maturities                         558         606

OTHER NONCURRENT LIABILITIES                                  1,888       1,734

COMMITMENTS AND CONTINGENCIES

                                                             ------      ------
              Total liabilities                              20,087      19,483
                                                             ------      ------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per
         share - authorized, 1,000,000 shares;
         issued, none                                           -           -
     Common stock
         Class A (voting), par value $.10 per
              share - authorized, 6,000,000 shares;
              issued and outstanding 4,035,346 shares
              at February 27, 1999 and May 30, 1998             403         403
         Class B (nonvoting), par value $.10 per
              share -  authorized, 10,000,000 shares;
              issued and outstanding  6,063,377 shares
              at February 27, 1999 and 5,999,073 shares
              at May 30, 1998                                   607         600
     Additional paid-in capital                              21,954      21,643
     Retained earnings                                       53,047      49,090
     Accumulated other comprehensive loss                    (1,296)       (513)
                                                             ------      ------

              Total stockholders' equity                     74,715      71,223
                                                             ------      ------

                                                            $94,802     $90,706
                                                             ======      ======



The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                          Thirteen weeks ended               Thirty-nine weeks ended
                                     ------------------------------       ------------------------------
                                     February 27,      February 28,       February 27,      February 28,
                                        1999               1998               1999               1998
                                       ------             ------             ------             ------
Net sales                              $26,618            $24,385            $78,791            $74,809

Cost of goods sold                      15,426             16,146             45,392             48,114
                                        ------             ------             ------             ------

      Gross profit                      11,192              8,239             33,399             26,695
                                        ------             ------             ------             ------

Operating expenses
  Selling and administrative             8,214              8,379             24,291             24,923
  Research and development               1,335              1,410              3,566              4,491
  Impairment of long-lived
    assets                                                  4,121                                 4,121
                                         -----             ------             ------             ------

    Total operating expenses             9,549             13,910             27,857             33,535
                                         -----             ------             ------             ------

      Operating profit (loss)            1,643             (5,671)             5,542             (6,840)

Other income (expense)
  Interest income                          128                248                385                577
  Interest expense                         (66)              (206)              (189)              (572)
  Equity in losses of affiliate            (62)               (70)              (200)              (150)
  Other, net                                26               (179)               408               (235)
                                         -----              -----              -----              -----

      Earnings (loss) before
        income taxes                     1,669             (5,878)             5,946             (7,220)

Income tax provision (benefit)             710                (59)             1,989               (154)
                                         -----              -----              -----              -----

      NET EARNINGS (LOSS)              $   959            $(5,819)           $ 3,957            $(7,066)
                                         =====              =====              =====              =====

Earnings (loss) per common share
  Basic                                $   .10            $  (.58)           $   .39            $  (.71)
                                         =====              =====              =====              =====

  Diluted                              $   .09            $  (.58)           $   .38            $  (.71)
                                         =====              =====              =====              =====

Weighted average common shares
  Basic                                 10,094              9,949             10,085              9,934
                                        ======              =====             ======              =====

  Diluted                               10,321              9,949             10,338              9,934
                                        ======              =====             ======              =====







The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Thirty-nine weeks ended February 27, 1999
                                   (unaudited)
                        (in thousands, except share data)

                                       Class A                 Class B                               Accumulated
                                     common stock            common stock     Additional                other               Compre-
                                  ------------------     -------------------   paid-in    Retained  comprehensive           hensive
                                   Shares     Amount      Shares      Amount   capital    earnings      loss       Total     income
                                   ------     ------      ------      ------   -------    --------  -------------  -----     ------
Balance at May 30, 1998           4,035,346    $403      5,999,073     $600    $21,643    $49,090     $ (513)     $71,223

Exercise of stock options                                   57,704        6        238                                244
Income tax benefits on
  stock options exercised                                                           34                                 34
Compensation related to
  stock option plans                                                                 4                                  4
Issuance of stock                                            6,600        1         35                                 36
Net earnings                                                                                3,957                   3,957    $3,957
Unrealized holding gain on debt
  and equity securities                                                                                  248          248       248
Foreign currency translation
  adjustments                                                                                         (1,031)      (1,031)   (1,031)
                                  ---------     ---      ---------      ---     ------     ------      -----       ------     -----

Comprehensive income                                                                                                         $3,174
                                                                                                                              =====

Balance at February 27, 1999      4,035,346    $403      6,063,377     $607    $21,954    $53,047    $(1,296)     $74,715
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

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                      Thirty-nine weeks ended
                                                    ---------------------------
                                                    February 27,   February 28,
                                                        1999          1998
                                                       ------        ------

Cash flows from operating activities:
  Net earnings (loss)                                 $ 3,957       $(7,066)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities
      Depreciation and amortization                     2,175         2,533
      Impairment of long-lived assets                                 4,121
      Provision for doubtful accounts                     182           202
      Equity in losses of affiliate                       200           150
      Deferred income tax provision                        25            14
      Other non-cash items                                 33             5
      Changes in operating assets and
        liabilities
          Accounts receivable                             115        (1,452)
          Inventories                                  (1,094)         (408)
          Other current assets                           (942)          685
          Other assets                                    (92)          126
          Accounts payable                                917           530
          Accrued liabilities                             487             6
          Accrued income taxes                             94            70
          Other noncurrent liabilities                    111           (53)
                                                       ------        ------

            Net cash provided by (used in)
              operating activities                      6,168          (537)
                                                       ------        ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                     (1,628)         (858)
  Investment in affiliate                                            (1,340)
  Available-for-sale securities
    Purchases                                         (18,643)       (8,840)
    Proceeds from sale                                 16,995        16,408
  Increase in certificates of deposit                    (802)
                                                       ------        ------

      Net cash (used in) provided by investing
        activities                                     (4,078)        5,370
                                                       ------        ------

Cash flows from financing activities:
  Repayments of debt                                   (1,252)       (7,380)
  Proceeds from issuance of debt                                      3,436
  Proceeds from exercise of stock options,
    including related income tax benefits                 278           222
  Proceeds from issuance of stock in connection
    with the stock purchase plan                            7             5
                                                       ------        ------

      Net cash used in financing activities              (967)       (3,717)
                                                       ------        ------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                        Thirty-nine weeks ended
                                                     ---------------------------
                                                     February 27,   February 28,
                                                         1999          1998
                                                        ------        ------
Effect of exchange rate changes on
  cash and cash equivalents                             $ (624)      $  (714)
                                                         -----          ----

      INCREASE IN CASH AND CASH EQUIVALENTS                499           402

Cash and cash equivalents
  Beginning of period                                    4,654         4,484
                                                         -----         -----

  End of period                                         $5,153       $ 4,886
                                                         =====         =====

Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the period for:
      Interest                                          $  117       $   580
                                                         =====         =====

      Income taxes (net of refunds of $4 and
        $1,314 in 1999 and 1998, respectively           $1,827       $(1,031)
                                                         =====         =====


The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 27, 1999 and February 28, 1998
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated  balance sheet as of February 27, 1999,  the  consolidated statement of stockholders' equity for the period ended February 27, 1999, and the consolidated statements of operations and cash flows for the periods ended February 27, 1999 and February 28, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity, results of operations and cash flows at February 27, 1999 (and for all periods presented) have been made.

     Certain  information  and  footnote   disclosures,   normally  included  in
         financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1998 Annual Report on Form 10-K filed by the Company on August 28, 1998. The results of operations for the periods ended February 27, 1999 and February 28, 1998 are not necessarily indicative of the operating results for the respective full years.

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


NOTE B - INVENTORIES

     Inventories consist of the following:

                                                 February 27,       May 30,
                                                    1999             1998
                                                   ------           ------
                                                        (in thousands)

         Finished goods                            $13,071          $13,846
         Work in process                             2,114            1,474
         Raw materials                              12,673           11,444
                                                    ------           ------

                                                   $27,858          $26,764
                                                    ======           ======


NOTE C - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were

                          E-Z-EM, Inc. and Subsidiaries

                     February 27, 1999 and February 28, 1998
                                   (unaudited)


NOTE C - EARNINGS PER COMMON SHARE (continued)

         excluded from the diluted calculation for the thirteen and thirty-nine weeks ended February 28, 1998, as their effects were anti-dilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                   Thirteen weeks ended           Thirty-nine weeks ended
                               -----------------------------   -----------------------------
                               February 27,     February 28,   February 27,     February 28,
                                   1999            1998           1999              1998
                                  ------          ------         ------            ------
                                                     (in thousands)
        Basic                     10,094           9,949          10,085           9,934
        Effect of dilutive
          securities (stock
          options)                   227                             253
                                  ------           -----          ------           -----

        Diluted                   10,321           9,949          10,338           9,934
                                  ======           =====          ======           =====


NOTE D - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 32,727 shares  were granted at prices ranging from $5.63 to $6.00 per share, options for 57,704 shares were exercised at $4.22 per share, options for 1,229 shares were forfeited at $5.39 per share, and no options expired during the thirty-nine weeks ended February 27, 1999. Under the 1997 AngioDynamics Stock Option Plan, options for 1.59 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirty-nine weeks ended February 27, 1999.

     Under the Employee Stock Purchase Plan, 1,600 shares were purchased at prices ranging from $4.36 to $5.10 per share during the thirty-nine weeks ended February 27, 1999. Total proceeds received by the Company approximated $7,000.


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

                          E-Z-EM, Inc. and Subsidiaries

                     February 27, 1999 and February 28, 1998
                                   (unaudited)


NOTE E - COMPREHENSIVE INCOME (continued)

     The components of comprehensive income, net of related tax, are as follows:

                                                     Thirty-nine weeks ended
                                                   ---------------------------
                                                   February 27,   February 28,
                                                       1999          1998
                                                      ------        ------
                                                          (in thousands)

         Net earnings (loss)                          $3,957       $(7,066)
         Unrealized holding gain (loss) on
           debt and equity securities                    248           (29)
         Foreign currency translation
           adjustments                                (1,031)         (491)
                                                       -----         -----

             Comprehensive income (loss)              $3,174       $(7,586)
                                                       =====         =====


     The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                   February 27,     May 30,
                                                       1999          1998
                                                      ------        ------
                                                         (in thousands)

         Unrealized holding gain on debt
           and equity securities                     $ 1,592       $ 1,344
         Cumulative translation adjustments           (2,888)       (1,857)
                                                       -----         -----

             Accumulated other comprehensive loss    $(1,296)      $  (513)
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

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended February 27, 1999 and February 28, 1998
------------------------------------------------------

     The Company's quarters ended February 27, 1999 and February 28, 1998 both represent thirteen weeks.

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

                                  Diagnostic    AngioDynamics   Eliminations    Total
                                  ----------    -------------   ------------    -----
                                                         (in thousands)
Quarter ended February 27, 1999
-------------------------------
 Unaffiliated customer sales        $22,077         $4,541            -        $26,618
 Intersegment sales                       9            129         ($138)          -
 Gross profit (loss)                  9,117          2,078            (3)       11,192
 Operating profit (loss)              2,059           (416)           -          1,643

Quarter ended February 28, 1998
-------------------------------
 Unaffiliated customer sales        $19,878         $4,507            -        $24,385
 Intersegment sales                     -               82          ($82)          -
 Gross profit (loss)                  6,488          1,761           (10)        8,239
 Operating loss                        (406)        (5,255)          (10)       (5,671)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $2,465,000 due primarily to increased sales and improved gross profit. Net sales increased 11%, or $2,199,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases accounted for approximately 1% of net sales in the current quarter. Gross profit expressed as a percentage of net sales improved to 41% during the current quarter, versus 33% during the comparable quarter of the prior year due primarily to lower material costs, reduced unabsorbed overhead costs and sales price increases.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $4,839,000, of which $4,121,000 resulted from the recording of an impairment charge, of certain long-lived assets, in the comparable period of last year. Excluding the effect of the impairment charge, AngioDynamics operating results improved by $718,000 due to a 1% sales increase, improved gross profit and reduced operating expenses. Gross profit expressed as a percentage of net sales improved to 45% during the current quarter versus 38% during the comparable quarter of the prior year due primarily to increased manufacturing efficiencies at the Queensbury, New York facility and increased production throughput at both the Queensbury and Irish facilities. Decreased operating expenses, before impairment charge, of $401,000 can be attributed to the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year, coupled with reduced amortization expense, resulting from the impairment charge.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended February 27, 1999, the Company reported net earnings of $959,000, or $.10 and $.09 per common share on a basic and diluted basis, respectively, as compared to a net loss of $5,819,000, or ($.58) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the comparable period of last year were adversely affected by the AngioDynamics impairment charge of $4,121,000, or $.41 per share. Results for the current quarter were favorably affected by increased sales in the Diagnostic segment, improved gross profit in both industry segments, and decreased operating expenses, before impairment charge, in the AngioDynamics segment.

     Net sales for the quarter ended February 27, 1999 increased 9%, or $2,233,000, as compared to the quarter ended February 28, 1998 due to increased sales of contrast systems of $1,720,000, non-contrast systems of $479,000 and AngioDynamics products of $34,000. Price increases accounted for approximately 1% of net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 3%, or $240,000, in the current quarter versus the comparable period of last year due to increased sales of contrast systems of $577,000, partially offset by decreased sales of non-contrast systems of $254,000 and AngioDynamics products of $83,000.

     Gross profit expressed as a percentage of net sales increased to 42% during the current quarter versus 34% during the comparable quarter of the prior year due to increased gross profit in both industry segments. The improved Diagnostic gross profit was due primarily to lower material costs, reduced unabsorbed overhead costs and sales price increases. The improved AngioDynamics gross profit was due primarily to increased manufacturing efficiencies at the Queensbury facility and increased production throughput at both the Queensbury and Irish facilities.

     Selling and administrative ("S&A") expenses were $8,214,000 during the quarter ended February 27, 1999 versus $8,379,000 during the quarter ended February 28, 1998. This decline of $165,000, or 2%, in the current quarter was due to decreased AngioDynamics S&A expenses, which can be attributed to the closing of its Leocor facility in the third quarter of last fiscal year, coupled with reduced amortization expense, resulting from the impairment charge recorded in the third quarter of last fiscal year.

     Research and development ("R&D") expenditures decreased 5% in the current quarter to $1,335,000, or 5% of net sales, from $1,410,000, or 6% of net sales, in the comparable quarter of the prior year. This decline was due primarily to decreases in AngioDynamics project spending. Of the R&D expenditures in the current quarter, approximately 47% relate to contrast systems, 35% to AngioDynamics projects, 2% to immunological projects, 5% to other projects and 11% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $26,000 of income in the current quarter versus $207,000 of expense in the comparable period of last year. This improvement was due to improved foreign currency exchange gains and losses.

     For the quarter ended February 27, 1999, the Company's effective tax rate of 43% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, it is more likely than not that such benefits will not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. The Company's unusually low effective tax benefit rate of 1% during the quarter ended February 28, 1998 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses (including the impairment charge) incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates also contributed to the unusually low effective tax benefit rate.

Thirty-nine weeks ended February 27, 1999 and February 28, 1998
---------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                             Diagnostic    AngioDynamics   Eliminations      Total
                                             ----------    -------------   ------------      -----
                                                                  (in thousands)

Thirty-nine weeks ended February 27, 1999
-----------------------------------------
 Unaffiliated customer sales                   $63,647        $15,144            -          $78,791
 Intersegment sales                                 35            383         ($418)            -
 Gross profit (loss)                            26,127          7,293           (21)         33,399
 Operating profit (loss)                         5,697           (152)           (3)          5,542

Thirty-nine weeks ended February 28, 1998
-----------------------------------------
 Unaffiliated customer sales                   $61,080        $13,729            -          $74,809
 Intersegment sales                                 59            363         ($422)            -
 Gross profit (loss)                            21,918          4,801           (24)         26,695
 Operating profit (loss)                           669         (7,485)          (24)         (6,840)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $5,028,000 due to increased sales, improved gross profit and reduced operating expenses. Net sales increased 4%, or $2,567,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases had little effect on net sales in the current period. Gross profit expressed as a percentage of net sales improved to 41% during the current period, versus 36% during the comparable period of the prior year due primarily to reduced unabsorbed overhead costs. Decreased operating expenses of $819,000 can be attributed to a decline in R&D expenditures of $685,000 and severance costs incurred in the comparable period of the prior year.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period improved by $7,333,000, of which $4,121,000 resulted from the recording of an impairment charge, of certain long-lived assets, in the comparable period of last year. Excluding the effect of the impairment charge, AngioDynamics operating results improved by $3,212,000 due to increased sales, improved gross profit and reduced operating expenses. Net sales increased 10%, or $1,415,000, due to the continued domestic market penetration of angiography products. International sales declined 6% as a result of suspending product shipments to distributors affected by the recent Brazilian economic crisis. Gross profit expressed as a percentage of net sales improved to 47% during the current period versus 34% during the comparable period of the prior year due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year and decreased provision for inventory reserves of $243,000. Decreased operating expenses, before impairment charge, of $720,000 can be attributed to the closing of its Leocor facility, coupled with reduced amortization expense, resulting from the impairment charge.

     Consolidated Results of Operations
     ----------------------------------

     For the thirty-nine weeks ended February 27, 1999, the Company reported net earnings of $3,957,000, or $.39 and $.38 per common share on a basic and diluted basis, respectively, as compared to a net loss of $7,066,000, or ($.71) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the comparable period of last year were adversely affected by the AngioDynamics impairment charge of $4,121,000, or $.41 per share. Results for the current period were favorably affected by increased sales, improved gross profit and decreased operating expenses, before impairment charge, in both industry segments.

     Net sales for the thirty-nine weeks ended February 27, 1999 increased 5%, or $3,982,000, as compared to the thirty-nine weeks ended February 28, 1998 due to increased sales of contrast systems of $1,423,000, AngioDynamics products of $1,415,000 and non-contrast systems of $1,144,000. Price increases had little effect on net sales in the current period. Net sales in international markets, including direct exports from the U.S., decreased 1%, or $215,000, in the current period versus the comparable period of last year due to foreign currency exchange rate fluctuations which adversely affected the translation of Canadian and Japanese sales to U.S. dollars for financial reporting purposes.

     Gross profit expressed as a percentage of net sales increased to 42% during the current period versus 36% during the comparable period of last year due to increased gross profit in both industry segments. The improved Diagnostic gross profit is due primarily to reduced unabsorbed overhead costs. The improved AngioDynamics gross profit is due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, the consolidation of operations, resulting from the closing of its Leocor facility in the third quarter of last fiscal year, and decreased provision for inventory reserves of $243,000.

     S&A expenses were $24,291,000 during the thirty-nine weeks ended February 27, 1999 versus $24,923,000 during the thirty-nine weeks ended February 28, 1998. This decline of $632,000, or 3%, in the current period was due to decreased AngioDynamics S&A expenses of $499,000 and decreased Diagnostic S&A expenses of $133,000. Decreased AngioDynamics S&A expenses can be attributed to the closing of its Leocor facility in the third quarter of last fiscal year, coupled with reduced amortization expense, resulting from the impairment charge recorded in the third quarter of last fiscal year. Decreased Diagnostic S&A expenses resulted from severance costs incurred in the comparable period of the prior year.

     R&D expenditures decreased 21% in the current period to $3,566,000, or 5% of net sales, from $4,491,000, or 6% of net sales, in the comparable prior year period. This decline was due primarily to decreases in expenses associated with Diagnostic product validations and clinical trials of $396,000, corporate projects of $321,000, and AngioDynamics projects of $240,000. Of the R&D expenditures in the current period, approximately 45% relate to contrast systems, 34% to AngioDynamics projects, 3% to immunological projects, 6% to other projects and 12% to general regulatory costs.

     Other income, net of other expenses, totaled $404,000 of income in the current period versus $380,000 of expense in the comparable period of last year. This improvement was due primarily to improved foreign currency exchange gains and losses of $678,000 and decreased interest expense, resulting from the repayment of AngioDynamics debt.

     For the thirty-nine weeks ended February 27, 1999, the Company's effective tax rate of 33% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, it is more likely than not that such benefits will not be realized, and non-deductible expenses. The Company's unusually low effective tax benefit rate of 2% during the thirty-nine weeks ended February 28, 1998 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses (including the impairment charge) incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates also contributed to the unusually low effective tax benefit rate.

Liquidity and Capital Resources
-------------------------------

     During the thirty-nine weeks ended February 27, 1999, capital expenditures and debt repayments were funded primarily by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At February 27, 1999, debt (notes payable, current maturities of long-term debt and long-term debt) was $2,861,000 as compared to $3,934,000 at May 30, 1998. The Company has available $5,316,000 under two bank lines of credit of which $935,000 was outstanding at February 27, 1999.

     During fiscal 1997 and 1998, the Company issued 3% stock dividends. During fiscal 1999, such stock dividends have not been issued. The Company will continue to evaluate its policy on stock dividends on an ongoing basis.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At February 27, 1999, approximately 63% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, short-term debt and equity securities and short-term certificates of deposit. The current ratio is
3.60 to 1, with net working capital of $45,787,000 at February 27, 1999, as compared to the current ratio of 3.43 to 1, with net working capital of $41,597,000 at May 30, 1998.

     The Company is evaluating the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's domestic software systems and applications are currently Year 2000 compliant. The Company's international subsidiaries are currently working toward Year 2000 compliance. The Company has also initiated discussions with its significant suppliers and customers with respect to their plans to address Year 2000 issues that may affect the Company's operations.

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

      No reports on Form 8-K were filed during the quarter ended February 27, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          E-Z-EM, Inc.
                                         -------------------------------------
                                          (Registrant)




Date    April 9, 1999                     /s/ Howard S. Stern
     --------------------                -------------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director




Date    April 12, 1999                    /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer