Form 10-K
period 1999-05-29
EZ EM INC
filed 1999-08-27
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 29, 1999 Commission file number 1-11479
                                ------------                        -------

                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               11-1999504
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  717 Main Street, Westbury, New York                               11590
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (516) 333-8230
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

                                    Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting Class A Common Stock held by non-affiliates on August 2, 1999 was $15,492,000.

On August 2, 1999, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,036,578 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 1999 Annual Meeting of Stockholders to be held October 19, 1999 are incorporated by reference in Part III of this Form 10-K Report.

                                  Page 1 of 71
                            Exhibit Index on Page 33

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part I:
-------
           Item l.  Business                                                   3

           Item 2.  Properties                                                13

           Item 3.  Legal Proceedings                                         13

           Item 4.  Submission of Matters to a Vote of Security Holders       14


Part II:
--------
           Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       15

           Item 6.  Selected Financial Data                                   16

           Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       17

           Item 7A. Quantitative and Qualitative Disclosures About
                    Market Risk                                               22

           Item 8.  Financial Statements and Supplementary Data               23

           Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       23


Part III:
---------
           Item 10. Directors and Executive Officers of the Registrant        24

           Item 11. Executive Compensation                                    26

           Item 12. Security Ownership of Certain Beneficial Owners
                    and Management                                            29

           Item 13. Certain Relationships and Related Transactions            31


Part IV:
--------
           Item 14. Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                       33

                                     Part I
                                     ------

Item 1.  Business
         --------

(a)  General Development of Business
     -------------------------------

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, has been in business for over 37 years, and has its corporate offices located at 717 Main Street, Westbury N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease. These products are primarily used by interventional medical practitioners during minimally invasive diagnostic and surgical procedures. Thirty-four percent (34%) of the Company's sales were to customers outside the U.S. during 1999.

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

     The Company's sales of contrast and non-contrast systems,  collectively the
diagnostic   ("Diagnostic")  products  industry  segment,  net  of  intersegment eliminations, increased 4% during 1999 as compared to 1998.

     The Company manufactures and markets, through AngioDynamics, three differentiated product groups for use during interventional procedures: angiography products, therapeutic products and coronary products. AngioDynamics also manufactures and sells angiographic and coronary products on an O.E.M. basis. Collectively these products are classified as the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 1999, AngioDynamics product sales, net of intersegment eliminations, increased 4%. Domestic sales increased by 11% due to continued market penetration of angiography products, while international sales decreased by 17% as a result of temporarily suspending product shipments to distributors affected by the recent Brazilian economic crisis, and a continued decline in sales of the coronary AngioStent(TM).

     Unless  the  context  requires  otherwise,   all  references  herein  to  a
particular year are references to the Company's fiscal year.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and Magnetic Resonance Imaging ("MRI") imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and coronary medical devices used in the interventional medical marketplace.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

(c)  Narrative Description of Business
     ---------------------------------

     Diagnostic Products
     -------------------

     Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests.

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 37 years ago. For over 80 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient for X-rays. In addition, it is biologically inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

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

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in consumable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Sales of contrast systems increased 3% during 1999 as compared to 1998.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Sales of non-contrast systems increased 6% during 1999 as compared to 1998.

     The Company's line of diagnostic radiology devices include electromechanical injectors and syringes, needles, trays and ancillary devices used during a variety of diagnostic radiologic and ultrasound procedures. This product grouping includes the PercuPump TouchscreenTM with EDA injector ("PP with EDA"), which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PP with EDA, introduced in 1998, is the first CT injector designed to aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. The PP with EDA is comprised of an electromechanical injector, a consumable syringe, and an EDA detector patch. Other diagnostic radiology devices include entry needles, biopsy needles, trays and ancillary products used during mammography, amniocentesis and other specialty procedures.

     Custom contract pharmaceutical and cosmetic products are manufactured on a contract basis by E-Z-EM Canada Inc. ("E-Z-EM Canada"), the Company's Canadian subsidiary. Pharmaceutical products include liquid vitamins and antacids, decongestants, cough medicines and vaporizing ointments. Cosmetic products include tanning and sun screen lotions and bath powders.

     During 1999, E-Z-EM Canada entered into a long-term agreement with O'Dell Engineering Ltd. of Cambridge, Ontario, Canada, to commercialize a decontamination lotion for chemical warfare agents. The product line, known as Reactive Skin Decontaminant Lotion ("RSDL"), is initially aimed at the defense sector market. Under the terms of the agreement, E-Z-EM Canada is the exclusive manufacturer of the product and is responsible for all phases of product development, including future generation decontaminants.

     RSDL is a unique decontamination lotion which neutralizes and destroys chemical warfare agents on personnel. It has been shown to be effective against the G and V families of nerve agents, which include Sarin (used in the Tokyo subway terrorist attack) and VX, and the H and L families of vesicants (blister agents), which include Mustard and Lewisite. Developed by the Defense Research Establishment of the Canadian Department of National Defense, the product patent is held by the Canadian government which has entered into an exclusive licensing agreement with O'Dell until the year 2010. To date, patents have been issued for RSDL in the U.S., Canada and over a dozen European countries.

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

     The Company's agreement with Abbott Laboratories for the international marketing of its physician's office test to detect H. pylori expired in December 1998. The Primary Care Division of Beckman Coulter, Inc. ("Beckman"), with whom EPI co-developed the serum and whole blood tests, also markets its own version of the product under the name FlexSureTM HP in the U.S. and other selected territories. EPI is currently working with Beckman to find an exclusive international marketing partner for its physician's office test. EPI receives revenue from royalties on the sale of product by Beckman to its distributors and end-users, and from the sale of EPI's patented antigen to Beckman for use in both tests. In addition, EPI derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. The Company markets the HM-CAP test direct and through distributors in the U.S. and abroad.

     EPI, through its EndoDynamics division, also sells products to the gastroenterology and cardiology markets. These products include the patented Suction Polyp Trap(TM) that is used during colonoscopy and the patented E-Z-Guard(TM) Mouthpiece that is used during esophageal echocardiography procedures. EndoDynamics markets its products through a network of independent sales representatives in the U.S. and specialty distributors outside the U.S.

     Sales to Picker International, Inc., which is a distributor of the Company's Diagnostic products, were 17% of total net sales during 1999.

     AngioDynamics Products
     ----------------------

     The Company, through its wholly-owned subsidiary, AngioDynamics, develops, manufactures and markets a variety of differentiated products and systems for the worldwide interventional medical marketplace, which is the practice of medicine using both traditional and new diagnostic procedures for therapeutic purposes.

     The Company believes that the interventional medical market is growing dramatically. This is due, in large part, to the less invasive aspects of interventional procedures, as compared to open surgical procedures, which result in a reduction in the overall cost of medical care while providing important patient benefits. Interventional procedures are often performed on an out-patient basis, thereby requiring fewer hospital support services. These procedures, even when performed on an in-patient basis, generally require a shorter hospital stay than do surgical procedures. Interventional procedures also typically have reduced risk and trauma, are less complex, have fewer and less serious complications, can often be performed earlier in the stage of a disease, and frequently result in less costly and more definitive therapy than do surgical procedures. The Company expects the number of interventional procedures performed to increase as these procedures gain wider acceptance, as more physicians become trained in less invasive medical specialties, and as these procedures become more widely performed in community hospitals as well as in major medical centers. Improvements in technology should further expand the application of interventional procedures.

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

     Therapeutic Products

     The  Company's   therapeutic  line  principally  consists  of  thrombolytic products, vascular access products for dialysis, stents for non coronary use and liver access products.

     The Company's proprietary thrombolytic product line is marketed under the names Pulse*Spray(R) and UNI*FUSE(TM) which are used to dissolve blood clots in hemodialysis access grafts, arteries and veins. Pulse*Spray and UNI*FUSE Sets include PRO(TM) Infusion Catheters, occluding wires, check valves, and syringes. The Pulse*Spray and UNI*FUSE Sets optimize the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. This improvement has been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three. This represents significant cost savings for the hospital, the patient, and the healthcare system, while reducing the complications associated with the use of larger volumes of lytic agent. The Pulse*Spray and UNI*FUSE Sets are cleared for sale in the U.S. and internationally.

     The Pulse*Spray Injector is designed to be used in conjunction with AngioDynamics' other therapeutic products. This automated injector replaces hand pressure as an injection mechanism and improves the consistency and efficiency of the delivery of lytic agents through various Pulse*Spray and UNI*FUSE Sets, as well as PRO Infusion Catheters. The Pulse*Spray Injector will only accept the Company's manufactured single use components. It allows the user to deliver a wide range of infusion volumes and times and utilizes state-of-the-art computer technology with a touch screen program to store up to 20 customer-specified programs.

     The Pulse*Spray Injector is cleared for sale in the U.S. and internationally. The Company believes that the Pulse*Spray Injector may provide the first viable treatment for dissolving deep vein clots ("DVT's") in a wide patient population. Early clinical experience with the Pulse*Spray Injector indicates a significant reduction in the amount of thrombolytic drugs and time required to resolve thrombosed deep veins in the legs. Further clinical evidence is needed to confirm these initial results.

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

     The Company's patent pending stent for non coronary use, the VISTAFLEX(TM), incorporates a platinum linked-looped design. The VISTAFLEX stent is constructed from a single strand of platinum alloy wire that is precision formed. The Company believes that this design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs.

     During 1999, the FDA granted AngioDynamics a 510(k) clearance to market the VISTAFLEX stent for biliary stricture in the U.S. Biliary stricture, a condition common among hepatic and pancreatic cancer patients, is a narrowing of the bile duct as a result of tumor ingrowth. The VISTAFLEX for peripheral vascular applications has not yet been cleared for sale in the U.S. The Company intends to submit a premarket approval ("PMA") application to obtain marketing clearance from the FDA for peripheral vascular applications. The VISTAFLEX is marketed internationally for peripheral vascular and biliary stricture applications.

     The Company markets a transjugular intrahepatic portosystemic shunt ("TIPS") for liver access. The Company's TIPS access set is designed to probe the liver with a small 21 gauge needle and utilizes carbon dioxide as a contrast agent to visualize important liver structures such as the hepatic artery and bile ducts. Cirrhosis of the liver often causes bleeding of the esophageal varices. As an alternative to traditional surgical methods, a TIPS (shunt) is placed between the portal vein and hepatic vein in the liver to reduce pressure and thus relieve the bleeding.

     Coronary Products

     The Company believes that the coronary AngioStent provides a competitive advantage over competing stent products and alternative therapies. The AngioStent incorporates a number of unique and proprietary design features. The AngioStent is constructed from a single strand of platinum alloy wire that is precision formed into a spiraling sinusoidal configuration. This configuration has the wire turn back on itself and attach back at its beginning, thereby forming a longitudinal wire that imparts added strength and stability. The Company believes that its patented stent design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs. The AngioStent is available in a variety of diameters and lengths and is provided pre-mounted on both the over-the-wire and rapid exchange delivery systems. Both of these delivery systems offer advanced features, such as a high pressure balloon and one-step-placement with no necessity for pre-dilation of the target lesion. The AngioStent has been utilized in a variety of coronary applications, including vessels in which other stent procedures have failed, as well as in the treatment of difficult lesions in curved or tortuous vessels. The Company believes the technical features of its proprietary AngioStent systems provide the Company with a number of competitive advantages.

     The  AngioStent   currently  is  marketed   internationally   for  coronary
applications. The AngioStent for coronary applications has not been cleared for sale in the U.S. and the Company does not intend to submit for such approval.

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

     O.E.M. Manufacturing

     The Company has two ISO 9001 certified facilities with available manufacturing capacity and is seeking partnerships, joint ventures and O.E.M. arrangements to manufacture PTCA balloon catheters, stent delivery systems and similar products. The Company also sells certain angiographic products on a bulk, non-sterile basis. The Company is focusing its marketing efforts in the interventional radiology market and is seeking a strategic partner, with an existing cardiovascular sales and marketing franchise, to leverage its stent and angioplasty technology in the cardiology market.

     Marketing
     ---------

     The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiologic needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and MRI procedures.

     E-Z-EM's contrast systems, laxatives, X-ray protection equipment and diagnostic radiology devices, such as syringes, biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through about 200 distributors, supported by 31 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's contrast systems are also marketed through 113 distributors, including wholly-owned subsidiaries in Canada, the United Kingdom, Japan and Holland. Significant sales are made in Canada, the United Kingdom, Japan, Holland, Italy, Brazil, Germany, Austria, South Africa and Belgium. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name.

     The Company's AngioDynamics products are marketed to interventional radiologists, cardiologists, vascular surgeons and nephrologists. Domestic sales are supported by 19 direct sales employees, while the international marketing effort is conducted through 49 distributors, including 3 wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

     Competition
     -----------

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

     Cook, Inc., Boston Scientific Corporation, Johnson & Johnson Interventional System, Co., C.R. Bard, Inc., Medtronic, Inc., Guidant Corporation, Biotronik GmbH, Progressive Angioplasty Systems, American Biomed, Inc. and Global Therapeutics, among others, currently compete against the Company in the development, production and marketing of stents and stent technology.

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

     In the market for diagnostic angiography catheters, the Company's major competitors are Cook, Inc., Boston Scientific Corporation and Johnson & Johnson Interventional System, Co.

     The competitive situation in the market for thrombolytic therapeutic products is complex. The first level of competition is the medical profession, where each physician can decide if an artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. The primary competitors in this market are Boston Scientific Corporation, Micro Therapeutics, Inc., Cook, Inc. and Arrow International.

     The Company believes that it is perceived as a market leader in the market for blood containment products, where its primary competition comes from Arrow International and Becton-Dickinson. The market for fluid management systems is extremely competitive, with the Company's products being similar to products from Boston Scientific Corporation, Merit, Burron Medical, DeRoyal, Biocore, Advanced Medical Design, and Furon, Inc. These products are non-patient contact and, therefore, the barriers to entry, such as regulatory clearance, potential liability, and the need for technical sophistication, are not significant.

     Research and Development
     ------------------------

     In addition to its technical staff, consisting of a Medical/Technical Director and 45 employees, the Company has consulting arrangements with various physicians who assist through their independent research and product development. Research and development expenditures totaled $4,847,000, or 5% of net sales, in 1999, as compared to $5,662,000, or 6% of net sales, in 1998 and $6,881,000, or 7% of net sales, in 1997, reflecting the Company's commitment to expansion of its product lines through research and development.

     Raw Materials and Supplies
     --------------------------

     Most of the barium sulfate for contrast systems is supplied by a number of European and U.S. manufacturers, with a minor portion being supplied by E-Z-EM Canada, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates. The Company believes that these sources should be adequate for its foreseeable needs.

     The Company has generally been able to obtain adequate supplies of all components for its AngioDynamics business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect operations.

     Patents and Trademarks
     ----------------------

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

     Regulation
     ----------

     The Company's products are registered with the FDA and with similar regulatory agencies in foreign countries where they are sold. The Company believes it is in compliance, in all material respects, with applicable regulations of these agencies.

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

     Employees
     ---------

     The Company employs 931 persons, 196 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 100 and 92 employees expire in December 1999 and December 2004, respectively. The Company considers employee relations to be satisfactory.

(d)  Financial  Information Regarding Foreign and Domestic Operations and Export
     ---------------------------------------------------------------------------
     Sales
     -----

     The Company derived about 34% of its sales from customers outside the U.S. during 1999. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 334 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 138 foreign distributors to 84 countries outside of the U.S.

     The  net  sales  of  each  geographic   area  and  the  long-lived   assets
attributable to each geographic area are set forth in Note O to the Consolidated Financial Statements included herein.


Item 2.  Properties
         ----------

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of three buildings, one of which is owned by the Company, containing an aggregate of 183,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. AngioDynamics Ltd. owns a 20,000 square-foot manufacturing and warehousing facility located in Enniscorthy, Ireland. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation. E-Z-EM Canada also owns a 64,050 square-foot manufacturing and warehousing facility located in Montreal, Canada.


Item 3.  Legal Proceedings
         -----------------

     The Company is presently involved in various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                     Part II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

     E-Z-EM, Inc. Class A and Class B Common Stock is traded on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. The following table sets forth, for the periods indicated, the high and low sale prices for the Class A and Class B Common Stock as reported by the AMEX.

                                                        Class A                             Class B
                                                ------------------------           -------------------------
                                                 High              Low               High              Low
                                                -------          -------           --------          -------
     Fifty-two weeks ended May 29, 1999
     ----------------------------------

     First Quarter.....................          $7.63            $5.88              $7.50            $5.38
     Second Quarter....................           7.13             5.88               6.13             5.50
     Third Quarter.....................           7.00             5.88               6.50             4.38
     Fourth Quarter....................           7.00             4.88               6.00             4.38

     Fifty-two weeks ended May 30, 1998
     ----------------------------------

     First Quarter.....................          $9.13            $7.50              $7.88            $6.63
     Second Quarter....................           8.63             7.13               7.50             5.88
     Third Quarter.....................           7.88             6.88               7.38             6.25
     Fourth Quarter....................           9.75             6.75               9.00             5.88

     As of August 2, 1999 there were approximately 226 and 356 record holders of the Company's Class A and Class B Common Stock, respectively.

     During fiscal 1997 and 1998, the Company issued 3% stock dividends. During fiscal 1999, such stock dividends were not issued. The Company will continue to evaluate its dividend policy on an ongoing basis. Any future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

Item 6.  Selected Financial Data
         -----------------------

                                                Fifty-two weeks ended                    Fifty-three
                                -----------------------------------------------------    weeks ended
                                 May 29,        May 30,       May 31,        June 1,       June 3,
                                  1999          1998#          1997           1996          1995
                                ---------     ---------      ---------      ---------     ---------
                                               (in thousands, except per share data)
Income statement data:
  Net sales ...............     $107,179      $102,884       $97,324        $91,932       $88,526
  Gross profit ............       45,157        37,433        36,570         36,414        36,681
  Operating profit (loss) .        7,242        (5,351)       (4,911)           957         2,837
  Earnings (loss) from
    continuing operations
    before income taxes ...        6,671        (5,534)       (4,530)         1,940         3,559
  Earnings (loss) from
    continuing operations .        4,797        (5,967)       (3,208)         1,697         2,473
  Net earnings (loss) .....        4,797        (5,967)       (3,208)        21,008         1,630
  Earnings (loss) from
    continuing operations
    per common share
      Basic (1) ...........          .48          (.60)         (.33)           .17           .26
      Diluted (1) .........          .47          (.60)         (.33)           .17           .26
  Earnings (loss) per
    common share
      Basic (1) ...........          .48          (.60)         (.33)          2.16           .17
      Diluted (1) .........          .47          (.60)         (.33)          2.04           .17
  Weighted average common
    shares
      Basic (1) ...........       10,077         9,952         9,871          9,712         9,634
      Diluted (1) .........       10,314         9,952         9,871         10,315         9,640

                                 May 29,        May 30,       May 31,        June 1,       June 3,
                                  1999          1998#          1997           1996          1995
                                ---------     ---------      ---------      ---------     ---------
                                                           (in thousands)
Balance sheet data:
  Working capital .........     $48,430       $41,597        $ 43,115       $53,508       $33,254
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities ............      13,289         8,129          15,475        23,610         4,447
  Total assets ............      96,059        90,706         100,720        96,037        76,095
  Long-term debt, less
    current maturities ....         477           606             842           680         1,114
  Stockholders' equity ....      75,291        71,223          77,244        80,603        57,890


# Includes the impairment charge of $4,121,000 described in Note C to the Consolidated Financial Statements included herein.

(1)  Retroactively  restated to reflect  the total  shares  issued  after the 3%
     stock  dividends  described  in  Note  M  to  the  Consolidated   Financial
     Statements included herein.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The Company's fiscal years ended May 29, 1999, May 30, 1998 and May 31, 1997 represent fifty-two weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 56% of net sales in 1999, as compared to 57% in 1998 and 61% in 1997. Non-contrast system sales accounted for 25% of net sales in 1999, as compared to 24% in 1998 and 21% in 1997. The AngioDynamics products operating segment, which includes angiography products, therapeutic products and coronary products used in the interventional medical marketplace, accounted for 19% of net sales in 1999, as compared to 19% in 1998 and 18% in 1997.

                                             Diagnostic         AngioDynamics          Eliminations             Total
                                             ----------         -------------          ------------             -----
                                                                            (in thousands)
Fifty-two weeks ended May 29, 1999
----------------------------------

 Unaffiliated customer sales                   $86,920             $20,259                    -               $107,179
 Intersegment sales                                 36                 503                 ($539)                  -
 Gross profit (loss)                            36,154               9,028                   (25)               45,157
 Operating profit (loss)                         8,237                (990)                   (5)                7,242

Fifty-two weeks ended May 30, 1998
----------------------------------

 Unaffiliated customer sales                   $83,475             $19,409                    -               $102,884
 Intersegment sales                                 91                 483                 ($574)                  -
 Gross profit (loss)                            30,220               7,263                   (50)               37,433
 Operating profit (loss)                         1,988              (7,317)                  (22)               (5,351)

Fifty-two weeks ended May 31, 1997
----------------------------------

 Unaffiliated customer sales                   $79,588             $17,736                    -                $97,324
 Intersegment sales                              1,250                 926               ($2,176)                  -
 Gross profit (loss)                            28,794               7,783                    (7)               36,570
 Operating profit (loss)                        (1,088)             (3,816)                   (7)               (4,911)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for 1999 improved by $6,249,000 due to increased sales, improved gross profit and reduced operating expenses. Net sales increased 4%, or $3,445,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases had little effect on net sales in 1999. Gross profit expressed as a percentage of net sales improved to 42% during 1999, versus 36% during 1998 due primarily to reduced unabsorbed overhead costs. Decreased operating expenses of $315,000 can be attributed to a decline in research and development ("R&D") expenditures of $651,000, partially offset by an increase in selling and administrative expenses of $336,000. The decline in R&D expenses resulted primarily from decreases in corporate projects of $341,000 and expenses associated with product validations and clinical trials of $273,000, partially offset by increased selling and administrative expenses of $336,000.

     Diagnostic segment operating results for 1998 improved by $3,076,000 due to a 5% sales increase, as well as reduced operating expenses of $1,650,000. Price increases had little effect on net sales in 1998. Gross profit expressed as a percentage of net sales was 36% during both 1998 and 1997, as the effects of increased sales discounts to group purchasing organizations were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for 1999 improved by $6,327,000, of which $4,121,000 resulted from the recording of an impairment charge in 1998 (described below). Excluding the effect of the impairment charge, AngioDynamics operating results improved by $2,206,000 due to increased sales, improved gross profit and reduced operating expenses of $441,000. Net sales increased 4%, or $850,000, due to continued domestic market penetration of angiography products. International sales declined 17% as a result of temporarily suspending product shipments to distributors affected by the recent Brazilian economic crisis, and a continued decline in sales of the coronary AngioStent(TM). Gross profit expressed as a percentage of net sales improved to 43% during 1999, as compared to 37% during 1998, due primarily to increased manufacturing efficiencies at the Queensbury, New York facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in 1998.

     AngioDynamics  segment  operating  results  for  1998,  which  declined  by
$3,501,000, were adversely affected by a non-cash accounting charge of $4,121,000, relating to an impairment of certain long-lived assets used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The Company is seeking a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there can be no assurances that such a partner can be found. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization expense related to these assets decreased by approximately $250,000 per year.

     Excluding the effect of the impairment charge, AngioDynamics operating results improved by $620,000 in 1998 due to reduced operating expenses, partially offset by lower gross profit. Domestic sales improved by $3,154,000, or 27%, due to continued market penetration, while international sales decreased $1,480,000, or 24%, due to a decline in sales of the coronary AngioStent(TM). Overall, AngioDynamics sales increased 9% in 1998. Gross profit expressed as a percentage of net sales declined to 37% during 1998 versus 42% during 1997 due primarily to price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $344,000. Operating expenses before the impairment charge decreased $1,140,000 due, in part, to the write-off of expenses relating to the proposed initial public offering of AngioDynamics in 1997.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

     Consolidated Results of Operations
     ----------------------------------

     The Company reported net earnings of $4,797,000, or $.48 and $.47 per common share on a basic and diluted basis, respectively, for 1999, as compared to a net loss of $5,967,000, or ($.60) per common share on a basic and diluted basis, for 1998, and a net loss of $3,208,000, or ($.33) per common share on a basic and diluted basis, for 1997. Results for 1998 included the AngioDynamics impairment charge, with no associated tax benefit, of $4,121,000, or $.41 per common share. The fact that the Company did not record a tax benefit for financial reporting purposes, associated with the impairment charge, does not affect its ability to record the deduction for tax purposes at some future date.

     Results for 1999 were favorably affected by increased sales, improved gross profit and decreased operating expenses, before impairment charge, in both operating segments.

     Results for 1998 were adversely affected by the AngioDynamics impairment charge of $4,121,000, or $.41 per share, and lower AngioDynamics gross profit. Results were positively affected by increased sales coupled with reduced operating expenses, before impairment charge, in both operating segments.

     Net sales  increased  4%,  or  $4,295,000,  to  $107,179,000  in 1999,  and
increased 6%, or  $5,560,000,  to  $102,884,000  in 1998. Net sales in 1999 were favorably affected by increased sales of contrast systems of $1,892,000, non-contrast systems of $1,553,000 and AngioDynamics products of $850,000. Price increases had little effect on net sales in 1999. Net sales in 1998 were favorably affected by increased sales of non-contrast systems of $4,192,000, including $2,648,000 relating to custom contracts, and AngioDynamics products of $1,673,000. Price increases had little effect on net sales in 1998.

     Net sales in international markets, including direct exports from the U.S., decreased less than 1%, or $114,000, to $36,625,000 in 1999 and decreased 3%, or $975,000, to $36,739,000 in 1998. The 1999 decline was due to foreign currency exchange rate fluctuations, which adversely affected the translation of Canadian and Japanese sales to U.S. dollars for financial reporting purposes, partially offset by the effects of volume and price increases. The 1998 decline was due to decreased sales of contrast systems of $1,691,000 and AngioDynamics products of $1,480,000, partially offset by increased sales of non-contrast systems of $2,196,000. The decline in sales of AngioDynamics products was due to lower stent sales. The increase in sales of non-contrast systems was attributable to increased sales of custom contracts.

     Gross profit expressed as a percentage of net sales was 42% in 1999, as compared to 36% in 1998 and 38% in 1997. The improvement in gross profit, expressed as a percentage of net sales, in 1999 was due to increased gross profit in both operating segments. The improved Diagnostic gross profit is due primarily to reduced unabsorbed overhead costs. The improved AngioDynamics gross profit is due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in 1998. The decline in gross profit, expressed as a percentage of net sales, in 1998 was due primarily to reduced AngioDynamics gross profit, resulting from price erosion in the coronary stent marketplace, underutilized capacity at the Irish manufacturing facility, and increased inventory reserves of $344,000. In the Diagnostic segment, the effects of increased discounts to group purchasing organizations, were offset by reduced unabsorbed overhead costs associated with the manufacturing site relocation.

     Selling and administrative ("S&A") expenses were $33,068,000 in 1999, $33,001,000 in 1998 and $34,600,000 in 1997. There were no materially significant  factors  affecting  the  comparison  of S&A expenses in 1999 versus
1998.

The decrease in 1998 versus 1997 of $1,599,000, or 5%, was due to decreased Diagnostic S&A expenses of $1,053,000 and decreased AngioDynamics S&A expenses of $546,000, which resulted, in part, from the write-off of expenses relating to the proposed initial public offering of AngioDynamics in 1997.

     R&D expenditures in 1999 totalled $4,847,000, or 5% of net sales, as compared to $5,662,000, or 6% of net sales, in 1998 and $6,881,000, or 7% of net sales, in 1997. The decline in 1999 versus 1998 of $815,000 was due primarily to decreases in corporate projects of $341,000, expenses associated with Diagnostic product validations and clinical trials of $273,000, and AngioDynamics projects of $164,000. The decline in 1998 versus 1997 of $1,219,000 was due primarily to decreases in regulatory expenses associated with product validations of $826,000 and AngioDynamics project spending of $593,000, partially offset by increased contrast system spending of $415,000. Of the R&D expenditures in 1999, approximately 47% relate to contrast systems, 34% to AngioDynamics projects, 11% to general regulatory costs, 3% to immunological projects, and 5% to other projects. R&D expenditures are expected to continue at approximately current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totalled $571,000 of expense in 1999, $183,000 of expense in 1998 and $381,000 of income in 1997. The increase in other expense in 1999 versus 1998 was primarily due to the recording of an impairment charge of $896,000 relating to the Company's investment in ITI Medical Technologies, Inc. ("ITI"), partially offset by improved foreign currency exchange gains and losses of $259,000 and decreased interest expense, resulting from the repayment of AngioDynamics debt. The change in 1998 versus 1997 was primarily due to increased interest expense of $177,000 and decreased interest income of $138,000, resulting from bank financing for the AngioDynamics operations, coupled with the recording of the Company's approximate 23% share in the losses of ITI of $219,000.

     Note H to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 1999, 1998 and 1997. In 1999, the Company's effective tax rate of 28% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits since it is now more likely than not that such benefits will be realized. The utilization of previously unrecorded carryforward benefits and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, also favorably affected the Company's effective tax rate in 1999, but were offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized. In 1998, the Company reported an income tax provision of $433,000 against losses before income taxes of $5,534,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. In 1997, the Company's effective tax benefit rate of 29% differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

     During 1999, capital expenditures and debt repayments were funded by cash provided by operations. During 1998, debt repayments, capital expenditures and investment in affiliate were funded primarily by cash reserves. During 1997, the purchase of Leocor, capital expenditures and increased inventory levels were funded primarily by cash reserves and proceeds from the issuance of bank debt. The Company's policy has been to fund capital requirements without incurring significant debt. At May 29, 1999, debt (notes payable, current maturities of long-term debt and long-term debt) was $2,503,000 as compared to $3,934,000 at May 30, 1998. The Company has available $3,357,000 under two bank lines of credit of which $718,000 was outstanding at May 29, 1999.

     Presently, the Company is continuing to look for both new and complementary lines of business for expansion in order to ensure its continued growth.

     At May 29, 1999, approximately 65% of the Company's assets consist of inventories, accounts receivable, cash and cash equivalents, and short-term debt and equity securities. The current ratio is 3.71 to 1, with net working capital of $48,430,000 at May 29, 1999, as compared to the current ratio of 3.43 to 1, with net working capital of $41,597,000 at May 30, 1998.

     Net capital expenditures, primarily for machinery and equipment, were $2,207,000 in 1999, as compared to $1,897,000 in 1998 and $4,370,000 in 1997. Of the 1997 expenditures, approximately $1,900,000 relates to the acquisition, and related improvements, of a manufacturing facility by AngioDynamics' Irish subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 2000.

     In January 1999, the Board of Directors authorized the repurchase of the Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. As of May 29, 1999, the Company had repurchased 12,100 shares of Class B Common Stock for approximately $68,000.

     Year 2000 Compliance
     --------------------

     Management has developed a plan to modify the Company's information technology to recognize the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The plan has three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

     The first area of focus has been an assessment of traditional information technology, namely internal software business applications, hardware and desktop support. All of the Company's domestic and most of its international software systems, applications and desktop support have been assessed, modified and tested to be Year 2000 compliant. The remaining system upgrades or modifications, at two of the Company's international subsidiaries, are scheduled for completion during the second quarter of fiscal 2000.

     The second area of focus has been an assessment of technology used in support areas, which includes the electronics in manufacturing equipment, telephone systems, security systems and payroll time clocks. At the present time, substantially all such equipment, except the Company's Westbury telephone system, has either been tested to assure Year 2000 compliance or has been certified by vendors to be Year 2000 compliant. The vendor that handles the Company's telephone system at its Westbury offices has assured the Company that the system will be made Year 2000 compliant during the second quarter of fiscal 2000, at no cost to the Company.

     The third area of focus is communications with suppliers and customers to understand their level of readiness and assure a constant flow of materials to support business plans. The Company has sought compliance statements from each of its significant suppliers. Communication has shown a high level of awareness and planning by these parties, most of which have provided positive assurances to maintain a constant flow of materials. At the present time, no material problems or concerns are indicated by these responses. However, if a significant vendor or customer is non-compliant, the Company can give no assurance that such occurrence will not have an adverse affect on the Company's results. The Company believes its action plans will minimize these risks and prevent any major interruptions in the flow of materials and products.

     Formal contingency plans will not be formulated unless the Company has identified specific areas where there is a substantial risk of year 2000 problems occurring. No such areas have been identified to date. If during our remaining testing the Company finds results that warrant concern, we will dedicate appropriate staff to procure readiness and to do re-testing.

     The plan is being administered by internal staff and management. Costs incurred in the Company's readiness effort are being expensed as incurred, except for those costs capitalized as fixed assets. Anticipated costs are expected to approximate $130,000 and to date an estimated $50,000 has been spent. Management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that this project will have a material impact on the Company's operations, though no assurance can be given in this regard.

     Forward-Looking Statements
     --------------------------

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at May 29, 1999, the Company's assets and liabilities would increase or decrease by $2,283,000 and $764,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,376,000 and $38,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at May 29, 1999, results of operations would be favorably or unfavorably impacted by approximately $458,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $5,155,000. The bonds bear interest at a floating rate established weekly. During 1999, the interest rate on the bonds approximated 3.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $52,000 on an annual basis.

     As the Company's principal amount of fixed and variable interest rate financing approximates $1,785,000 and $718,000, respectively, at May 29, 1999, a change in interest rates would not materially impact results of operations or financial position.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this form as indexed at Item 14 (a) 1.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.

                                    Part III
                                    --------


     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 19, 1999, and the information included in the Proxy Statement is incorporated herein by reference.


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The following table sets forth certain information with respect to the Company's officers and directors.

           Name               Age                    Positions
           ----               ---                    ---------

Howard S. Stern (1)......      68       Chairman of the Board, President, Chief
                                          Executive Officer, Director
Arthur L. Zimmet.........      63       Senior Vice President - Special Projects
Sandra D. Baron..........      47       Vice President - Human Resources
Craig A. Burk............      46       Vice President - Manufacturing
Joseph A. Cacchioli......      43       Vice President - Controller
Dennis J. Curtin.........      52       Vice President - Chief Financial Officer
Agustin V. Gago..........      40       Vice President - International
Eamonn P. Hobbs..........      46       Vice President - AngioDynamics Division
Joseph J. Palma..........      57       Vice President - Sales and Marketing
Archie B. Williams.......      48       Vice President - Imaging Products
                                          Management
Terry S. Zisowitz........      52       Vice President - Legal and Regulatory
                                          Affairs
Michael A. Davis, M.D....      58       Medical Director/Technical Director,
                                          Director
Paul S. Echenberg (1)....      55       Chairman of the Board of E-Z-EM Canada,
                                          Director
James L. Katz CPA, JD....      63       Director
  (1)(2)(4)(5)
Donald A. Meyer (3)(4)...      65       Director
David P. Meyers..........      35       Director
Robert M. Topol (1)(2)...      74       Director
  (3)(5)


(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Nominating Committee
(4) Member of Compensation Committee
(5) Member of Finance Committee

     Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Stern is a co-founder of the Company and has served as Chairman of the Board and Director of the Company since its formation in 1962. Mr. Stern has also served as President and Chief Executive Officer of the Company since 1997. From 1990 to 1994, Mr. Stern served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President and Chief Executive Officer. Mr. Stern is also a director of ITI Medical Technologies, Inc. The Company has an investment in ITI Medical Technologies, Inc.

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

     Mr. Gago has served as Vice President - International since 1997, and has been an employee of the Company since 1979.

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

     Dr. Davis has served as Medical Director/Technical Director and Director of the Company since 1997, and previously served as Medical Director and Director of the Company from 1995 to 1996, and as Medical Director from 1994 to 1995. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980. He is also the President, Chief Executive Officer and Director of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc., since February 1999. He is also a director of MacroChem Corp.

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He is the President, Chief Executive Officer and Director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and Director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., ISG Technologies, Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, Huntington Mills (Canada) Ltd., ITI Medical Technologies, Inc., Flexia Corporation, Fib-Pak Industries Inc. and Shirmax Fashions Ltd. The Company has investments in ISG Technologies, Inc. and ITI Medical Technologies, Inc.

     Mr. Katz has been a director of the Company since 1983. He is a founder and managing director since its organization in 1995 of Chapman Partners LLC (investment banking). Previously, he had been the co-owner and President of Ever Ready Thermometer Co., Inc. from its acquisition in 1985 until its sale in 1994. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, including that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., Lakeshore Medical Fitness, LLC and ELPAS North

America, Inc.

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

     Mr. Topol has been a director of the Company since 1982. Prior to his retirement in 1994, he served as an Executive Vice President of Smith Barney, Inc. (financial services). He is also a director of First American Health Concepts, Fund for the Aging, City Meals on Wheels, American Health Foundation, State University of New York - Purchase and Redstone Resources Inc.


Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table

     The following table sets forth information concerning the compensation for services, in all capacities for 1999, 1998 and 1997, of those persons who were, at the end of 1999, Chief Executive Officer ("CEO") (Howard S. Stern) and each of the four most highly compensated executive officers of the Company other than the CEO (collectively, the "Named Executive Officers"):

                                      Annual Compensation             Long Term Compensation
                                    -------------------------- -------------------------------------
                                                                           Awards            Payouts
                                                      Other    ----------------------------  -------
                                                      Annual   Restricted                             All Other
    Name and                                        Compensa-    Stock          Options       LTIP    Compensa-
    Principal              Fiscal  Salary    Bonus   tion (1)    Awards    ----------------  Payouts   tion (4)
    Position                Year    ($)       ($)      ($)        ($)       # (2)    # (3)     ($)       ($)
    ---------              ------  ------    -----  ---------  ----------  -------   ------  -------  ---------
Howard S. Stern,........    1999  $250,000  $83,250    None       None        None     .2273    None    $15,404
Chairman of the Board,      1998   250,000   61,874    None       None        None     .2273    None     19,609
President and Chief         1997   250,000   11,538    None       None        None    8.5227    None      7,090
Executive Officer

Arthur L. Zimmet,.......    1999  $165,000  $54,945    None       None        None     None     None    $ 9,264
Senior Vice President       1998   155,000   40,283    None       None        None     None     None      8,069
                            1997   153,000    7,062    None       None        None     None     None      7,380

Eamonn P. Hobbs,........    1999  $200,000  $17,481    None       None        None     .2273    None    $ 8,083
Vice President              1998   195,000   21,923    None       None        None     .2273    None      7,630
                            1997   176,250    6,058    None       None        None   45.4545    None      7,902

Dennis J. Curtin,.......    1999  $160,000  $39,996    None       None        None     None     None    $ 8,956
Vice President              1998   146,667   38,861    None       None        None     None     None      7,637
                            1997   144,000    6,646    None       None        None    3.4091    None      7,534

Joseph J. Palma,........    1999  $150,000  $49,950    None       None        None     None     None    $ 9,150
Vice President              1998   135,000   33,247    None       None        None     None     None      6,052
                            1997   132,000    3,046    None       None        None     None     None      6,428

---------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 1999, 1998 and 1997 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 1999, 1998 or 1997 or $50,000; such amounts are, therefore, not reflected in the table.

(2)  Options are exercisable in Class B Common Stock of the Company.

(3) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(4) For 1999, 1998 and 1997, includes for each of the Named Executive Officers the amounts contributed by the Company under the Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 1999 and 1998, also includes for Howard S. Stern fees of $6,000 and $12,000, respectively, relating to attendance at AngioDynamics directors' meetings.

Option/SAR Grants Table

     The following table sets forth certain information concerning stock option grants made during 1999 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. All of the options granted during 1999 have an exercise price not less than the fair market value of the Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company, on the date of grant, and expire in ten years. In accordance with SEC disclosure rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company did not grant any stock appreciation rights during 1999.

                                                                               Potential Realizable Value at
                                                                               Assumed Annual Rates of Stock
                              Individual Grants                              Price Appreciation for Option Term
------------------------------------------------------------------------   --------------------------------------
                         Number of   % of Total
                         Securities   Options                                       5%                  10%
                         Underlying  Granted to    Exercise                ------------------   -----------------
                          Options   Employees in   or Base                 Stock    Potential   Stock   Potential
                          Granted    Fiscal Year    Price     Expiration   Price      Value     Price     Value
      Name                  (#)         1999        ($/Sh)       Date      ($/Sh)       $       ($/Sh)      $
      ----               ----------  -----------   --------   ----------   ------   ---------   ------  ---------
Howard S. Stern.......     .2273 (1)    29% (2)   $40,000 (3)  5/28/09    $65,156    $5,717    $103,750  $14,489

Arthur L. Zimmet......      None

Eamonn P. Hobbs.......     .2273 (1)    29% (2)   $40,000 (3)  5/28/09    $65,156    $5,717    $103,750  $14,489

Dennis J. Curtin......      None

Joseph J. Palma.......      None

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

(2) Represents the percentage of total options granted to employees during 1999 and exercisable in Class B Common Stock of AngioDynamics, Inc.

(3) The options granted during 1999 have an exercise price not less than the fair market value of the Class B Common Stock of AngioDynamics, Inc. on the date of grant. A total of 136.36 shares of AngioDynamics' Class B Common Stock may be issued under this plan.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning all exercises of stock options during 1999 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                                     Number of
                                                                     Securities       Value of
                                                                     Underlying      Unexercised
                                                                    Unexercised     In-the-Money
                                                                     Options at      Options at
                                                                    May 29, 1999    May 29, 1999
                                                                        (#)            ($) (1)
                                                                   -------------   -------------
                                   Shares        Value              Exercisable/    Exercisable/
                                Acquired on    Realized            Unexercisable   Unexercisable
            Name                Exercise (#)     ($)                    (2)             (2)
            ----                ------------   ---------           -------------   -------------
Howard S. Stern...                  None          None                  78,786/         $61,428/
                                                                         None             None

Arthur L. Zimmet..                  None          None                  50,884/         $33,347/
                                                                         None             None

Eamonn P. Hobbs...                  None          None                  39,595/         $25,449/
                                                                         None             None

Dennis J. Curtin..                  None          None                  50,556/         $39,207/
                                                                         None             None

Joseph J. Palma...                  None          None                  27,974/         $17,551/
                                                                         None             None

--------------

(1) Options are "in-the-money" if on May 29, 1999, the market price of the stock exceeded the exercise price of such options. At May 29, 1999, the closing price of the Company's Class A and Class B Common Stock was $5.06 and $5.00, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 29, 1999 and the aggregate exercise price of such options.

(2) Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

Compensation of Directors

     On an annual basis, directors, who are not employees of the Company, are entitled to directors fees of $15,000, 1,000 shares of the Company's Class B Common Stock, and stock options for 1,000 shares of Class B Common Stock, which vest one year from date of grant. Directors, who are not employees of the Company, are also entitled to a fee of $1,000 for each regular board meeting attended and $250 for each telephonic board meeting attended. Directors, who serve on committees of the Company and who are not employees or consultants of the Company, are entitled to a fee of $500 for each committee meeting attended, except that the chairman of a committee is entitled to a fee of $1,000 for each committee meeting attended.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information, as of August 2, 1999, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

  Name and Address of                         Shares                Percent of
   Beneficial Owner                       Beneficially Owned          Class
   ----------------                       ------------------          -----

Howard S. Stern,..................            956,412                  23.7
Chairman of the Board,
President, Chief Executive
Officer, Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers,..................            820,806                  20.3
401 Emerald Street
New Orleans, LA  70124

David P. Meyers,..................            311,551 (1)               7.7
Director
1220 Pasadena Avenue
Atlanta, GA  30306

Jonas I. Meyers,..................            311,551 (2)               7.7
904 Oakland Avenue
Ann Arbor, MI  48104

Stuart J. Meyers,.................            311,551 (3)               7.7
434 Bellaire Drive
New Orleans, LA  70124

Dimensional Fund Advisors, Inc.,..            222,475                   5.5
1299 Ocean Avenue
Santa Monica, CA  90401

  Name and Address of                         Shares                Percent of
   Beneficial Owner                       Beneficially Owned          Class
   ----------------                       ------------------          -----

Wellington Management Company,....            219,258                   5.4
75 State Street
Boston, MA  02109

------------------

(1) Includes 154,801 shares in which David P. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(2) Includes 154,801 shares in which Jonas I. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(3) Includes 154,801 shares in which Stuart J. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

     The following table sets forth information, as of August 2, 1999, as to the beneficial ownership of the Company's voting Class A and nonvoting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                                     Class A                                 Class B
                                       ------------------------------         --------------------------------
                                          Shares              Percent            Shares                Percent
      Name of                          Beneficially             of            Beneficially               of
  Beneficial Owner                       Owned (1)             Class            Owned (2)               Class
  ----------------                     ------------           -------         ------------             -------
Howard S. Stern,...........               956,412               23.7            1,256,164                20.5
Chairman of the Board,
President, Chief Executive
Officer, Director

David P. Meyers,...........               311,551 (3)            7.7              614,439 (4)            10.2
Director

Arthur L. Zimmet,..........                28,750                 *                90,784                 1.5
Senior Vice President

Robert M. Topol,...........                25,291                 *                66,933                 1.1
Director

Paul S. Echenberg,.........                 2,291                 *                76,497                 1.3
Chairman of the Board of
E-Z-EM Canada, Director

Donald A. Meyer,...........                19,470                 *                44,462                  *
Director

James L. Katz,.............                 2,316                 *                55,763                  *
Director

Dennis J. Curtin,..........                 2,052                 *                53,382                  *
Vice President

Eamonn P. Hobbs,...........                    50                 *                39,604                  *
Vice President

Michael A. Davis, M.D.,....                  None                 *                39,836                  *
Medical Director/Technical
Director, Director

                                                     Class A                                 Class B
                                       ------------------------------         --------------------------------
                                          Shares              Percent            Shares                Percent
      Name of                          Beneficially             of            Beneficially               of
  Beneficial Owner                       Owned (1)             Class            Owned (2)               Class
  ----------------                     ------------           -------         ------------             -------
Joseph J. Palma,...........                    None                *               27,974                  *
Vice President

All directors and executive
 officers as a group (17
 persons)..................               1,348,183  (3)        33.4            2,490,988 (4)            37.5

-------------

*    Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 2, 1999 as follows: Robert M. Topol (1,791), Paul S. Echenberg (1,791), Donald A. Meyer (1,791), James L. Katz (1,791) and all directors and executive officers as a group (7,164).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 2, 1999 as follows: Howard S. Stern (78,786), Arthur L. Zimmet (50,884), Robert M. Topol (41,041), Paul S. Echenberg (74,807), Donald A. Meyer (18,869), James
     L. Katz (52,952), Dennis J. Curtin (50,556), Eamonn P. Hobbs (39,595), Michael A. Davis, M.D. (39,836), Jospeh J. Palma (27,974) and all directors and executive officers as a group (601,450).

(3) Includes 154,801 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers, a principal shareholder, holds a life estate in such shares.

(4) Includes 201,014 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers, a principal shareholder, holds a life estate in such shares. Also includes 190,035 shares owned by a partnership which Mr. Meyers has an interest in.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     A facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Betty S. Meyers, a principal shareholder, 2% by other employees of the Company and 46% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, were $154,000 during 1999. The lease term expires in 2004.

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

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $147,000 during 1999.

                                     Part IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

                                                                            Page
                                                                            ----

(a)  l.   Financial Statements
          --------------------

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants                       36

     Consolidated balance sheets - May 29, 1999 and May 30, 1998              37

     Consolidated statements of operations - fifty-two weeks ended
          May 29, 1999, May 30, 1998 and May 31, 1997                         39

     Consolidated statement of stockholders' equity and
          comprehensive income (loss) - fifty-two weeks ended
          May 29, 1999, May 30, 1998 and May 31, 1997                         40

     Consolidated statements of cash flows - fifty-two weeks ended
          May 29, 1999, May 30, 1998 and May 31, 1997                         41

     Notes to consolidated financial statements                               43

(a)  2.   Financial Statement Schedules
          -----------------------------

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                          67

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.   Exhibits
          --------

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

     10(b)  1983 Stock Option Plan                                           (d)

     10(c)  1984 Directors and Consultants Stock Option Plan                 (e)

     10(d)  Income Deferral Program                                          (f)

     13     Annual report to security holders                                (g)

     21     Subsidiaries of the Registrant                                    68

                                                                            Page
                                                                            ----

(a)  3.   Exhibits (continued)
          --------------------

     22     Proxy statement to security holders                              (h)

     23     Consent of Independent Certified Public Accountants               69

     27     Financial Data Schedule                                           70

     99     Report of Independent Certified Public Accountants
                 Other than Principal Accountants                             71

     ---------------
                 (a) Incorporated by reference to Exhibit 3(i) of the Company's annual report filed on Form 10-K for the fiscal year ended May 31, 1997

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

                 (c) Incorporated by reference to Exhibit 10 of the Company's current report filed on Form 8-K/A dated November 22, 1995

                 (d) Incorporated by reference to Exhibit 10(a) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

                 (e) Incorporated by reference to Exhibit 10(b) of the Company's quarterly report filed on Form 10-Q for the quarterly period ended December 2, 1995

                 (f) Incorporated by reference to Exhibit 10(c) of the Company's annual report filed on Form 10-K for the fiscal year ended May 29, 1993

                 (g) The Company intends to mail a copy of its annual report on Form 10-K to its security holders. The Company's shareholders letter will be filed on a subsequent date together with its proxy statement to security holders.

                 (h)   To be filed on a subsequent date

(b)  1.  Reports on Form 8-K
         -------------------

     No reports on Form 8-K were filed for the quarter ended May 29, 1999.

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

                                            E-Z-EM, Inc.
                                           ------------------------------------
                                            (Registrant)


Date  August 27, 1999                       /s/ Howard S. Stern
    ------------------                     ------------------------------------
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


Date  August 27, 1999                       /s/ Howard S. Stern
    ------------------                     ------------------------------------
                                            Howard S. Stern, Chairman of the
                                            Board, President, Chief Executive
                                            Officer, Director



Date  August 27, 1999                       /s/ Dennis J. Curtin
    ------------------                     ------------------------------------
                                            Dennis J. Curtin, Vice President -
                                            Chief Financial Officer



Date  August 27, 1999                       /s/ Michael A. Davis
    ------------------                     ------------------------------------
                                            Michael A. Davis, Director



Date  August 27, 1999                       /s/ Paul S. Echenberg
    ------------------                     ------------------------------------
                                            Paul S. Echenberg, Director



Date  August 27, 1999                       /s/ James L. Katz
    ------------------                     ------------------------------------
                                            James L. Katz, Director



Date  August 27, 1999                       /s/ Donald A. Meyer
    ------------------                     ------------------------------------
                                            Donald A. Meyer, Director



Date  August 27, 1999                       /s/ David P. Meyers
    ------------------                     ------------------------------------
                                            David P. Meyers, Director



Date  August 27, 1999                       /s/ Robert M. Topol
    ------------------                     ------------------------------------
                                            Robert M. Topol, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of May 29, 1999 and May 30, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the fifty-two weeks ended May 29, 1999, May 30, 1998 and May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting
approximately  17%  in  1999  and  18%  in  1998  and  net  sales   constituting
approximately 12% in 1999, 12% in 1998 and 10% in 1997 of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 29, 1999 and May 30, 1998, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 29, 1999, May 30, 1998 and May 31, 1997, in conformity with generally accepted accounting principles.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP
Certified Public Accountants


Melville, New York
July 27, 1999

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            May 29,      May 30,
              ASSETS                                         1999         1998
                                                            ------       -------

CURRENT ASSETS
     Cash and cash equivalents                              $8,073        $4,654
     Debt and equity securities                              5,216         3,475
     Accounts receivable, principally
         trade, net of allowance for
         doubtful accounts of $1,028 in
         1999 and $1,148 in 1998                            21,904        21,348
     Inventories                                            26,974        26,764
     Other current assets                                    4,151         2,499
                                                            ------        ------

              Total current assets                          66,318        58,740

INVESTMENT IN AFFILIATE                                                    1,121

PROPERTY, PLANT AND EQUIPMENT - AT COST,
     less accumulated depreciation and
     amortization                                           21,325        21,917

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
     ACQUIRED, less accumulated amortization
     of $464 in 1999 and $441 in 1998                          424           446

INTANGIBLE ASSETS, less accumulated
     amortization of $870 in 1999 and
     $652 in 1998                                            2,328         2,546

DEBT AND EQUITY SECURITIES                                   3,015         2,057

OTHER ASSETS                                                 2,649         3,879
                                                            ------        ------

                                                           $96,059       $90,706
                                                            ======        ======






The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                           May 29,       May 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                    1999          1998
                                                           ------        ------

CURRENT LIABILITIES
     Notes payable                                         $1,829        $3,041
     Current maturities of long-term debt                     197           287
     Accounts payable                                       7,320         6,265
     Accrued liabilities                                    7,736         6,958
     Accrued income taxes                                     806           592
                                                           ------        ------

              Total current liabilities                    17,888        17,143

LONG-TERM DEBT, less current maturities                       477           606

OTHER NONCURRENT LIABILITIES                                2,403         1,734

COMMITMENTS AND CONTINGENCIES
                                                           ------        ------

              Total liabilities                            20,768        19,483
                                                           ------        ------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share -
         authorized, 1,000,000 shares; issued, none
     Common stock
         Class A (voting), par value $.10 per
              share - authorized, 6,000,000 shares;
              issued and outstanding 4,035,346 shares
              in 1999 and 1998                                403           403
         Class B (nonvoting), par value $.10 per
              share - authorized, 10,000,000 shares;
              issued and outstanding 6,058,277 shares
              in 1999 (excluding 12,100 shares held in
              treasury) and 5,999,073 shares in 1998          606           600
     Additional paid-in capital                            21,917        21,643
     Retained earnings                                     53,887        49,090
     Accumulated other comprehensive income (loss)         (1,522)         (513)
                                                           ------        ------

              Total stockholders' equity                   75,291        71,223
                                                           ------        ------

                                                          $96,059       $90,706
                                                           ======        ======














The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                     Fifty-two weeks ended
                                             ----------------------------------
                                             May 29,       May 30,       May 31,
                                              1999          1998          1997
                                             -------       -------       ------
Net sales                                   $107,179      $102,884      $97,324

Cost of goods sold                            62,022        65,451       60,754
                                             -------       -------       ------

      Gross profit                            45,157        37,433       36,570
                                             -------       -------       ------

Operating expenses
  Selling and administrative                  33,068        33,001       34,600
  Research and development                     4,847         5,662        6,881
  Impairment of long-lived assets                            4,121
                                              ------        ------       ------

    Total operating expenses                  37,915        42,784       41,481
                                              ------        ------       ------

      Operating profit (loss)                  7,242        (5,351)      (4,911)

Other income (expense)
  Interest income                                505           692          830
  Interest expense                              (263)         (694)        (517)
  Write-down of investment in affiliate       (1,121)         (219)
  Other, net                                     308            38           68
                                               -----         -----        -----

      Earnings (loss) before income
        taxes                                  6,671        (5,534)      (4,530)

Income tax provision (benefit)                 1,874           433       (1,322)
                                               -----         -----        -----

      NET EARNINGS (LOSS)                   $  4,797      $ (5,967)     $(3,208)
                                               =====         =====        =====

Earnings (loss) per common share
  Basic                                     $    .48      $   (.60)     $  (.33)
                                               =====         =====        =====

  Diluted                                   $    .47      $   (.60)     $  (.33)
                                               =====         =====        =====







The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

        Fifty-two weeks ended May 29, 1999, May 30, 1998 and May 31, 1997
                        (in thousands, except share data)

                                     Class A            Class B                              Accumulated              Compre-
                                   common stock       common stock    Additional                other                 hensive
                                  ---------------    ---------------   paid-in    Retained  comprehensive             income
                                  Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total     (loss)
                                  ------   ------    ------   ------   -------    --------  -------------   -----     ------
Balance at June 1, 1996         4,035,346   $403   5,199,615   $520    $15,165    $63,347      $1,168      $80,603
Exercise of stock options                            117,919     12        600                                 612
Income tax benefits on
  stock options exercised                                                  261                                 261
Compensation related to
  stock options plans                                                        2                                   2
Issuance of stock                                      3,022                24                                  24
3% common stock dividend                             280,327     28      3,021     (3,052)                      (3)
Net loss                                                                           (3,208)                  (3,208)  $(3,208)
Unrealized holding loss on
  debt and equity securities                                                                   (1,028)      (1,028)   (1,028)
Foreign currency translation
  adjustments                                                                                     (19)         (19)      (19)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive loss                                                                                                   $(4,255)
                                                                                                                       =====
Balance at May 31, 1997         4,035,346    403   5,600,883    560     19,073     57,087         121       77,244
Exercise of stock options                            107,417     11        470                                 481
Income tax benefits on
  stock options exercised                                                   88                                  88
Compensation related to
  stock option plans                                                         7                                   7
Issuance of stock                                      1,025                 6                                   6
3% common stock dividend                             289,748     29      1,999     (2,030)                      (2)
Net loss                                                                           (5,967)                  (5,967)  $(5,967)
Unrealized holding gain on
  debt and equity securities                                                                       12           12        12
Foreign currency translation
  adjustments                                                                                    (646)        (646)     (646)
                                ---------    ---   ---------    ---     ------     ------       -----       ------     -----

Comprehensive loss                                                                                                   $(6,601)
                                                                                                                       =====
Balance at May 30, 1998         4,035,346    403   5,999,073    600     21,643     49,090        (513)      71,223
Exercise of stock options                             64,704      6        267                                 273
Income tax benefits on
  stock options exercised                                                   38                                  38
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                      6,600      1         31                                  32
Purchase of treasury stock                           (12,100)    (1)       (67)                                (68)
Net earnings                                                                        4,797                    4,797    $4,797
Unrealized holding loss on
  debt and equity securities                                                                     (151)        (151)     (151)
Foreign currency translation
  adjustments                                                                                    (858)        (858)     (858)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $3,788
                                                                                                                       =====
Balance at May 29, 1999         4,035,346   $403   6,058,277   $606    $21,917    $53,887     $(1,522)     $75,291
                                =========    ===   =========    ===     ======     ======       =====       ======






The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Fifty-two weeks ended
                                              -----------------------------------
                                              May 29,        May 30,       May 31,
                                               1999           1998          1997
                                              -------        ------        ------
Cash flows from operating activities:
  Net earnings (loss)                        $  4,797      $ (5,967)     $ (3,208)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities
      Depreciation and amortization             2,829         3,315         3,037
      Impairment of long-lived assets                         4,121
      Provision for doubtful accounts             250           286           451
      Write-down of investment in
        affiliate                               1,121           219
      Loss (gain) on sale of assets                39           (11)            2
      Deferred tax (benefit) provision           (735)          (64)         (147)
      Other non-cash items                         30             7            20
      Changes in operating assets and
        liabilities, net of acquisition
          Accounts receivable                    (806)       (4,663)       (1,270)
          Inventories                            (210)          587        (3,421)
          Other current assets                   (251)        1,565        (1,111)
          Other assets                            (35)         (588)         (137)
          Accounts payable                      1,055            97         1,073
          Accrued liabilities                     778           127           608
          Accrued income taxes                    183           310           (54)
          Other noncurrent liabilities            146           (21)          (25)
                                               ------        ------        ------

            Net cash provided by (used
              in) operating activities          9,191          (680)       (4,182)
                                               ------        ------        ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                  (2,207)       (1,897)       (4,370)
  Acquisition of business                                                  (7,096)
  Investment in affiliate                                    (1,340)
  Proceeds from disposal of business                            510
  Proceeds from sale of assets                      8            50           114
  Available-for-sale securities
    Purchases                                 (34,061)      (12,290)      (22,735)
    Proceeds from sale                         32,320        19,806        31,998
                                               ------        ------        ------

      Net cash (used in) provided by
        investing activities                   (3,940)        4,839        (2,089)
                                               ------        ------        ------




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)


                                                     Fifty-two weeks ended
                                               ---------------------------------
                                               May 29,      May 30,      May 31,
                                                1999         1998         1997
                                               -------      -------      -------
Cash flows from financing activities:
  Repayments of debt                          $(2,670)     $(7,704)     $(1,023)
  Proceeds from issuance of debt                1,072        3,619        7,592
  Proceeds from exercise of stock
    options, including related income
    tax benefits                                  311          569          873
  Purchase of treasury stock                      (68)
  Proceeds from issuance of stock in
    connection with the stock purchase
    plan                                            7            6           24
                                                -----        -----        -----

      Net cash (used in) provided by
        financing activities                   (1,348)      (3,510)       7,466
                                                -----        -----        -----

Effect of exchange rate changes on
  cash and cash equivalents                      (484)        (479)         (74)
                                                -----        -----        -----

      INCREASE IN CASH AND CASH
        EQUIVALENTS                             3,419          170        1,121

Cash and cash equivalents
  Beginning of year                             4,654        4,484        3,363
                                                -----        -----        -----

  End of year                                 $ 8,073      $ 4,654      $ 4,484
                                                =====        =====        =====

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                $   154      $   650      $   398
                                                =====        =====        =====

      Income taxes (net of $218,
        $1,337 and $686 in refunds
        in 1999, 1998 and 1997,
        respectively)                         $ 2,153      $  (762)     $     6
                                                =====        =====        =====





The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

     Nature of Business
     ------------------

     The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease (see Note O).

     Basis of Consolidation
     ----------------------

     The consolidated  financial statements include the accounts of E-Z-EM, Inc.
          and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's approximate 23% interest in an affiliate was accounted for by the equity method. Pursuant to this method, such investment was recorded at cost and adjusted by the Company's share of undistributed earnings (or losses) (see Note D).

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

     Fiscal Year
     -----------

     The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 1999, 1998 and 1997 ended on May 29, 1999, May 30, 1998 and May 31, 1997, respectively, for reporting periods of fifty-two weeks.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all unrestricted highly liquid  investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are certificates of deposit and Eurodollar investments of $5,089,000 and $1,220,000 at May 29, 1999 and May 30, 1998, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $1,116,000 and $2,359,000 at May 29, 1999 and May 30, 1998,
          respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Debt and Equity Securities
     --------------------------

     Debt  and  equity   securities   are   classified  as   "available-for-sale
          securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders' equity. Cost is determined using the specific identification method.

     Inventories
     -----------

     Inventories are  stated  at  the  lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

     Property, Plant and Equipment
     -----------------------------

     Property,  plant  and  equipment  are  stated  at  cost,  less  accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,595,000, $2,827,000 and $2,721,000 in 1999, 1998 and
          1997, respectively.

     Cost in Excess of Fair Value of Net Assets Acquired
     ---------------------------------------------------

     The cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over 40 years. Amortization of goodwill was $16,000, $17,000 and $64,000 in 1999, 1998 and 1997,
          respectively.

     Intangible Assets
     -----------------

     Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from three to fifteen and one-half years. Amortization of intangible assets was $218,000, $471,000 and $252,000 in 1999, 1998 and 1997, respectively.

     On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note C).

     Advertising
     -----------

     All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $1,074,000, $900,000 and $1,156,000 in 1999, 1998 and 1997,
          respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income Taxes
     ------------

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

     Foreign Currency Translation
     ----------------------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No.
          52, "Foreign Currency Translation," the Company has determined that the functional currency for its foreign subsidiaries is the local currency. This assessment considers that the day-to-day operations are not dependent upon the economic environment of the parent's functional currency, financing is effected through their own operations, and the foreign operations primarily generate and expend foreign currency. Foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity.

     Earnings (Loss) Per Common Share
     --------------------------------

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods were restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for 1998 and 1997, as their effects were anti-dilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                            1999          1998           1997
                                           ------        ------         ------

       Basic                             10,077,445     9,952,482      9,870,732
       Effect of dilutive securities
           (stock options)                  236,644
                                         ----------     ---------      ---------
       Diluted                           10,314,089     9,952,482      9,870,732
                                         ==========     =========      =========

     The weighted average number of common shares and the per share amounts for all periods presented have been retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note M.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


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


NOTE B - COMPREHENSIVE INCOME (LOSS)

     During 1999, the Company adopted  SFAS  No. 130,  "Reporting  Comprehensive
          Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings
          (loss) or  stockholders'  equity.  SFAS No.  130  requires  unrealized holding gains or losses on debt and equity securities available-for-sale and cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The components of comprehensive income (loss), net of related tax, are as follows:

                                                        1999             1998             1997
                                                       ------           ------           ------
                                                                    (in thousands)

          Net earnings (loss)                          $4,797           $(5,967)        $(3,208)
          Unrealized holding (loss) gain on
            debt and equity securities, net of
            income tax provision (benefit) of
            $1,118, $6 and $(508) in 1999,
            1998 and 1997, respectively                  (151)               12          (1,028)
          Foreign currency translation
            adjustments                                  (858)             (646)            (19)
                                                        -----             -----           -----

              Comprehensive income (loss)              $3,788           $(6,601)        $(4,255)
                                                        =====             =====           =====

     The  components  of  accumulated  other comprehensive income (loss), net of related tax, are as follows:
                                                          May 29,       May 30,
                                                           1999          1998
                                                           ----          ----
                                                              (in thousands)

          Unrealized holding gain on debt and equity
            securities, net of income tax (liability)
            asset of $(204) and $914 at May 29, 1999
            and May 30, 1998, respectively               $ 1,193        $ 1,344
          Cumulative translation adjustments              (2,715)        (1,857)
                                                           -----          -----

              Accumulated other comprehensive income
                (loss)                                   $(1,522)       $  (513)
                                                           =====          =====

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE C - ASSET PURCHASE AND IMPAIRMENT CHARGE

     On  January  8, 1997, the Company purchased  certain assets of Leocor, Inc.
          ("Leocor")  and  certain  other  assets   directly  from  a  principal
          shareholder of Leocor for approximately $7,096,000, including acquisition costs. Leocor developed and manufactured angioplasty catheters. No liabilities were assumed in connection with this acquisition. The acquisition was accounted for under the purchase method with the results of operations being included in the Company's consolidated statement of operations from the date of acquisition. Prior to the impairment charge described below, the fair values of the intangible assets acquired ($6,543,000), representing technology, trademarks, licenses and know-how, were amortized on a straight- line basis over fifteen years.

     In connection with this acquisition, the Company also entered into a consulting agreement with the principal shareholder of Leocor for consideration of $200,000. The term of this consulting agreement was for a period of two years from the acquisition date of January 8, 1997. As a result of the intangible asset impairment, the unamortized consideration was written off in 1998.

     The following  unaudited  pro forma information  has been prepared assuming
          Leocor had been acquired as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on the acquisition debt and related income tax effects. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of the beginning of fiscal 1997.

     Pro Forma Information (Unaudited)

                                                                 1997
                                                                ------
                                                             (in thousands,
                                                         except per share data)

         Net sales                                             $97,882
         Net loss                                               (3,651)
         Loss per common share:
           Basic                                                  (.37)
           Diluted                                                (.37)

     In  accordance  with  SFAS  No.  121,  "Accounting  for the  Impairment  of
          Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge in 1998, with no associated tax benefit, of $4,121,000, or $.41 per share, relating to certain long-lived assets pertaining to the Leocor acquisition and used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The Company is seeking a strategic business partner with an existing cardiovascular sales and marketing franchise in order to be successful in the cardiovascular market, although there can be no assurances that such a partner can be found. The impairment

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE C - ASSET PURCHASE AND IMPAIRMENT CHARGE (continued)

          charge represents the difference between the carrying value of intangible assets and the fair market value of these assets based on estimated future cash flows discounted at a rate commensurate with the risk involved. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization related to these assets decreased by approximately $250,000 per year, with the remaining intangible assets being amortized on a straight-line basis over the remaining estimated useful lives of approximately eight years.


NOTE D - INVESTMENT IN AFFILIATE AND IMPAIRMENT CHARGE

     In  August  1997,  the  Company  acquired  approximately 23% of ITI Medical
          Technologies, Inc. ("ITI") for $1,340,000, including acquisition related expenses of $40,000. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI was accounted for by the equity method. In accordance with SFAS No. 121, the Company recorded an impairment charge in the fourth quarter of 1999, with no associated tax benefit, of $896,000, as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to ITI's inability to generate income from operations or raise additional capital. Prior to the impairment charge, the Company's investment in ITI had been reduced by its proportionate share of losses in 1999 and 1998 of approximately $225,000 and $219,000, respectively. For 1999 and 1998, the impairment charge and the Company's proportionate share of losses are included in the consolidated statements of operations under the caption "Write-down of investment in affiliate".

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE E - DEBT AND EQUITY SECURITIES

     Debt and equity securities at May 29, 1999 consist of the following:

                                                                      Unrealized
                                             Amortized       Fair      holding
                                               cost          value       gain
                                             ---------       -----    ----------
                                                       (in thousands)

    Current
    -------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Debt securities                         $5,155      $5,155
        Other                                       61          61
                                                 -----       -----

                                                $5,216      $5,216
                                                 =====       =====

    Noncurrent
    ----------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Equity securities                       $1,617      $3,014      $1,397
        Other                                        1           1
                                                 -----       -----       -----

                                                $1,618      $3,015      $1,397
                                                 =====       =====       =====

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
                                                 =====       =====         ===

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE F - INVENTORIES

     Inventories consist of the following:

                                           May 29,                 May 30,
                                            1999                    1998
                                           -------                 -------
                                                    (in thousands)

    Finished goods                        $14,000                   $13,846
    Work in process                         1,926                     1,474
    Raw materials                          11,048                    11,444
                                           ------                    ------

                                          $26,974                   $26,764
                                           ======                    ======


NOTE G - PROPERTY, PLANT AND EQUIPMENT, AT COST

     Property, plant and equipment are summarized as follows:

                                        Estimated
                                         useful          May 30,       May 29,
                                          lives           1999          1998
                                        ---------        ------        ------
                                                     (in thousands)

    Building and building
      improvements                  10 to 39 years      $13,411        $13,337
    Machinery and equipment          2 to 10 years       28,675         26,964
    Leasehold improvements           Term of lease        1,740          1,645
                                                         ------         ------

                                                         43,826         41,946
    Less accumulated depreciation
      and amortization                                   25,984         23,506
                                                         ------         ------

                                                         17,842         18,440
    Land                                                  3,483          3,477
                                                         ------         ------

                                                        $21,325        $21,917
                                                         ======         ======

                          E-Z-EM, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE H - INCOME TAXES

     Income tax expense (benefit) analyzed by category and by income statement classification is summarized as follows:

                                       1999           1998            1997
                                      ------         ------          ------
                                                 (in thousands)

    Current
      Federal                         $1,592         $(159)          $  (724)
      State and local                    204           131                54
      Foreign                            813           525              (505)
                                       -----           ---             -----

        Subtotal                       2,609           497            (1,175)

    Deferred                            (735)          (64)             (147)
                                       -----           ---             -----

        Total                         $1,874         $ 433           $(1,322)
                                       =====           ===             =====

     Temporary   differences   which  give  rise  to  deferred  tax  assets  and
          liabilities are summarized as follows:

                                                       May 29,         May 30,
                                                        1999            1998
                                                       -------         -------
                                                           (in thousands)

    Deferred tax assets
      Difference between book and tax basis in
        investment sold to Canadian subsidiary         $1,137           $1,137
      Tax operating loss carryforwards                    982              677
      Tax credit carryforwards                            356              642
      Alternative minimum tax ("AMT") credit
        carryforward                                        4              125
      Impairment of long-lived assets                   1,356            1,507
      Expenses incurred not currently deductible        1,171            1,435
      Unrealized investment losses                                         951
      Inventories                                         721              591
      Deferred compensation costs                         603              548
      Write-down of investment in affiliate               496               81
      Other                                                88               87
                                                        -----            -----

          Gross deferred tax asset                      6,914            7,781
                                                        -----            -----

    Deferred tax liabilities
      Excess tax over book depreciation                 1,026            1,054
      Unrealized investment gains                         204               37
      Tax on unremitted profits of Puerto
        Rican subsidiary                                  112               86
      Other                                                16               20
                                                        -----            -----

          Gross deferred tax liability                  1,358            1,197

    Valuation allowance                                (4,754)          (5,405)
                                                        -----            -----

          Net deferred tax asset                       $  802           $1,179
                                                        =====            =====

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE H - INCOME TAXES (continued)

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

     During 1999, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $832,000, in the fourth quarter, that management believes is more likely than not to be realized through future taxable earnings from U.S. operations.

     If not  utilized,  the tax  operating  loss  carryforwards  will  expire in various amounts over the years 2001 through 2004. The tax credit carryforwards will expire in various amounts over the years 2000 through 2012.

     Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

     At May 29, 1999, undistributed earnings of certain foreign subsidiaries aggregated $14,778,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practical to estimate the amount of U.S. tax, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $739,000.

     Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                        May 29,       May 30,
                                                         1999          1998
                                                        -------       -------
                                                           (in thousands)

    Current - Other current assets                     $1,401
    Current - Accrued income taxes                       (112)         $  (86)
    Noncurrent - Other assets                                           1,265
    Noncurrent - Other noncurrent liabilities            (487)
                                                        -----           -----

      Net deferred tax asset                           $  802          $1,179
                                                        =====           =====

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE H - INCOME TAXES (continued)

     Earnings (loss) before income taxes for U.S. and international operations consist of the following:

                               1999             1998              1997
                              ------           ------            ------
                                          (in thousands)

    U.S.                      $5,371          $(5,225)          $(1,977)
    International              1,300             (309)           (2,553)
                               -----            -----             -----

                              $6,671          $(5,534)          $(4,530)
                               =====            =====             =====

     The Company's consolidated income tax provision (benefit) has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings (loss) before income taxes for the following reasons:

                                                1999         1998         1997
                                               ------       ------       ------
                                                        (in thousands)

    Income tax provision (benefit)             $1,874        $  433     $(1,322)
    Effect of:
      State income taxes, net of Federal
        tax benefit                              (108)          (40)        (34)
      Research and development credit              27            41          75
      Earnings of the Puerto Rican
        subsidiary, net of Puerto Rico
        Corporate tax and Tollgate tax            242           188         214
      Earnings of the Foreign Sales
        Corporation                                22             7           7
      Tax-exempt portion of investment
        income                                     27            96         202
      Change in valuation allowance               770        (1,807)       (100)
      Losses of foreign entities
        generating no current tax
        benefit                                  (553)         (526)       (380)
      Nondeductible expenses                     (148)         (324)       (269)
      Other                                       115            50          67
                                                -----         -----       -----

    Income tax provision (benefit)
      at statutory tax rate of 34%             $2,268       $(1,882)    $(1,540)
                                                =====         =====       =====

     The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

     The U.S. Federal income tax returns of the Company through June 3, 1995 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE I - DEBT

     Notes payable consist of the following:

                                                     May 29,          May 30,
                                                      1999             1998
                                                     -------          -------
                                                          (in thousands)
    Bank, lines of credit
      6.25% (1)                                     $  718
      6.50% (1)                                                        $1,961
    Japanese bank
      2.43% note (2)                                 1,111
      2.13% note (2)                                                    1,080
                                                     -----              -----

                                                    $1,829             $3,041
                                                     =====              =====

  Long-term debt consists of the following:

                                                     May 29,          May 30,
                                                      1999             1998
                                                     -------          -------
                                                          (in thousands)
    Japanese bank loan, due November 2007,
      2.38% (2)                                       $301              $298
    Japanese bank loan, due November 2004,
      1.80% (2)                                        260               252
    Canadian bank loan, due November 1999,
      6.75% (3)                                        113               343
                                                       ---               ---

                                                       674               893
    Less current maturities                            197               287
                                                       ---               ---

                                                      $477              $606
                                                       ===               ===

     (1) The Company's Canadian subsidiary has available $1,357,000 (Canadian $2,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on September 30, 1999.

     (2) Guaranteed by the Company and collateralized by property, plant and equipment having a net carrying value of $1,886,000 at May 29, 1999.

     (3)  Collateralized   by  accounts   receivable   and  $678,000   (Canadian
          $1,000,000) in machinery and equipment.

     The Company also has available $2,000,000 under an unsecured line of credit with a bank, which expires on November 30, 1999. At May 29, 1999, no amounts were outstanding under this line of credit.

     The Company believes that the carrying  amount of its debt approximates the
          fair  value  as  the  variable  interest  rates  approximate   current
          prevailing interest rates.

     During 1999, 1998 and 1997, the weighted average interest rates on short-term debt were 3.54%, 6.38% and 6.19%, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE J - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

     Accrued liabilities consist of the following:

                                              May 29,               May 30,
                                               1999                  1998
                                              ------                ------
                                                     (in thousands)

    Payroll and related expenses              $3,808                 $3,792
    Accrued sales rebates                      2,604                  1,421
    Other                                      1,324                  1,745
                                               -----                  -----

                                              $7,736                 $6,958
                                               =====                  =====

     Other noncurrent liabilities consist of the following:

                                              May 29,               May 30,
                                               1999                  1998
                                              ------                ------
                                                     (in thousands)

    Deferred compensation                     $1,628                $1,481
    Deferred taxes                               487
    Other                                        288                   253
                                               -----                 -----

                                              $2,403                $1,734
                                               =====                 =====


NOTE K - RETIREMENT PLANS

     E-Z-EM,  Inc.  and its domestic  subsidiaries  ("E-Z-EM")  provide  pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 1999, 1998 and 1997, profit-sharing contributions were $581,000, $534,000 and $507,000, respectively, and 401(k) matching contributions were $359,000, $341,000 and $328,000, respectively.

     E-Z-EM also  contributed  $36,000,  $42,000  and $52,000 in 1999,  1998 and
          1997, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

     E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 1999, 1998 and 1997, contributions were $71,000, $70,000 and $55,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company is  committed  under  non-cancellable  operating   leases   for
          facilities, automobiles and equipment, including certain facility leases with related parties. During 1999, 1998 and 1997, aggregate rental costs under all operating leases were approximately $1,743,000, $1,325,000 and $1,216,000, respectively, of which approximately $196,000, $196,000 and $197,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 29, 1999, are summarized as follows:

                                                                 Related
                                             Total                party
                                            leases                leases
                                            ------               -------
                                                    (in thousands)

                   2000                    $  990                  $184
                   2001                       796                   128
                   2002                       681                   107
                   2003                       509                   109
                   2004                       486                   101
                   Thereafter               1,335
                                            -----                   ---

                                           $4,797                  $629
                                            =====                   ===

     The Company has an employment contract with a key executive that provides for a term of eight years. Future annual commitments with respect to this contract at May 29, 1999, are summarized as follows:

                                                         (in thousands)

                   2000                                            $250
                   2001                                             250
                   2002                                             125
                                                                    ---

                                                                   $625
                                                                    ===

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE M - COMMON STOCK

     In 1983,  the Company  adopted a Stock Option Plan (the "1983  Plan").  The
          1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 1,817,974 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

     In 1984, the Company  adopted a second Stock Option Plan (the "1984 Plan").
          The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 459,490 shares of the Company's Common Stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1984 Plan terminates in December 2005.

     In 1997, the Company's AngioDynamics subsidiary adopted a Stock Option Plan
          (the "1997 Plan"). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 136.36 shares of AngioDynamics' Class B Common Stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. As a result of the 1997 Plan, the Company's equity interest in AngioDynamics may become diluted by as much as 12%.

     Effective  in 1997,  the  Company  adopted  SFAS No. 123,  "Accounting  for
          Stock-Based Compensation". SFAS 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the new "fair value" method contained in SFAS 123. The Company elected to continue to account for stock-based compensation under the guidelines of APB Opinion No. 25. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $5,000, $7,000 and $2,000 in 1999, 1998 and 1997, respectively, was recognized under these plans for options granted to consultants. The Company has adopted the disclosure provisions of SFAS 123.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE M - COMMON STOCK (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings (loss) and earnings (loss) per common share would be as follows:

                                        1999            1998              1997
                                       ------          ------            ------
                                       (in thousands, except per share data)

    Net earnings (loss)
      As reported                     $4,797          $(5,967)          $(3,208)
      Pro forma                        4,345           (6,549)           (3,672)

    Basic earnings (loss) per
      common share
        As reported                     $.48            $(.60)            $(.33)
        Pro forma                        .43             (.66)             (.37)

    Diluted earnings (loss) per
      common share
        As reported                     $.47            $(.60)            $(.33)
        Pro forma                        .42             (.66)             (.37)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: dividend yields of zero for all years; expected volatility ranging from 41.32% to 48.90% in 1999, from 43.89% to 47.30% in 1998 and from 46.90% to 47.61% in 1997; risk-free interest rates ranging from 4.78% to 5.98% in 1999, from 5.61% to 6.35% in 1998 and from 5.90% to 7.09% in 1997; and expected terms ranging from 5 to 9 1/2 years for all years.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE M - COMMON STOCK (continued)

     A summary of the status of the Company's stock option plans as of May 29, 1999, May 30, 1998 and May 31, 1997, and changes for the three years then ended, is presented below:

                                           1999                                1998                                1997
                                 -------------------------           -------------------------           -------------------------
                                                  Weighted                            Weighted                            Weighted
                                                  -Average                            -Average                            -Average
                                 Shares           Exercise           Shares           Exercise           Shares           Exercise
                                 (000)             Price             (000)             Price             (000)             Price
                                 ------           --------           ------           --------           ------           --------
    1983 Plan
    ---------
    Outstanding at
      beginning of year           1,002            $ 4.94            1,115               $4.90            1,225             $ 4.90
    Granted                          33            $ 5.83                                                    11             $10.13
    Exercised                       (56)           $ 4.22             (107)              $4.48             (118)            $ 5.19
    Forfeited                        (3)           $ 6.23               (5)              $7.01               (3)            $ 8.77
    Expired                          (3)           $10.68               (1)              $8.74
                                  -----                              -----                                -----
    Outstanding at
      end of year                   973            $ 4.99            1,002               $4.94            1,115             $ 4.90
                                  =====                              =====                                =====

    Options exercisable
      at year-end                   940            $ 4.96              995               $4.91            1,100             $ 4.86

    Weighted-average
      fair value of
      options granted
      during the year                              $ 2.59                                                                   $ 5.13

    1984 Plan
    ---------
    Outstanding at
      beginning of year             304            $ 5.51              305               $5.60              306             $ 5.65
    Granted                           6            $ 5.00                6               $5.88               16             $ 9.32
    Exercised                        (9)           $ 4.22
    Expired                                                             (7)              $9.53              (17)            $10.00
                                    ---                                ---                                  ---
    Outstanding at
      end of year                   301            $ 5.54              304               $5.51              305             $ 5.60
                                    ===                                ===                                  ===

    Options exercisable
      at year-end                   289            $ 5.55              293               $5.47              283             $ 5.24

    Weighted-average
      fair value of
      options granted
      during the year                              $ 2.36                                $2.72                              $ 4.76

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE M - COMMON STOCK (continued)

                                            1999                                1998                                 1997
                                  -------------------------            -------------------------            -----------------------
                                                   Weighted                             Weighted                           Weighted
                                                   -Average                             -Average                           -Average
                                  Shares           Exercise            Shares           Exercise            Shares         Exercise
                                  (000)             Price              (000)             Price              (000)           Price
                                  ------           --------            ------           --------            ------         --------
    1997 Plan
    ---------
    Outstanding at
      beginning of year          130.00           $40,000              122.39           $80,000
    Granted                        1.93           $40,000              140.63           $43,022             122.39          $80,000
    Forfeited                     (2.78)          $40,000             (133.01)          $80,000
                                 ------                                ------                               ------
    Outstanding at
      end of year                129.15           $40,000              130.00           $40,000             122.39          $80,000
                                 ======                                ======                               ======

    Options exercisable
      at year-end                  None                                  None                                 None

    Weighted-average
      fair value of
      options granted
      during the year                             $26,480                               $24,877                             $36,463

     The following information applies to options outstanding and exercisable at May 29, 1999:

                                                      Outstanding                                              Exercisable
                                  -----------------------------------------------------              ------------------------------
                                                       Weighted-
                                   Number               Average               Weighted-              Number               Weighted-
                                    Out-               Remaining               Average                Exer-                Average
          Range of                standing              Life in                Exercise              cisable              Exercise
       Exercise Prices             (000)                 Years                  Price                 (000)                 Price
       ---------------            --------             ---------              ---------              -------              ---------
       1983 Plan
       ---------
     $3.66 to $5.39                 821                  4.91                    $4.46                  821                   $4.46
     $5.63 to $6.00                  33                  9.21                    $5.83
    $7.54 to $10.13                 119                  5.01                    $8.40                  119                   $8.40
                                    ---                                                                 ---

                                    973                                                                 940
                                    ===                                                                 ===

       1984 Plan
       ---------
     $3.66 to $5.49                 211                  5.59                    $4.17                  205                   $4.15
     $5.88 to $8.58                  66                  5.65                    $7.93                   60                   $8.14
    $9.58 to $12.49                  24                  5.37                   $10.93                   24                  $10.93
                                    ---                                                                 ---

                                    301                                                                 289
                                    ===                                                                 ===

     On May 29, 1999, there remained 191,366, 107,259 and 7.22 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

     Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE M - COMMON STOCK (continued)

     On May 5, 1998, the Company's Board of Directors approved the repricing of all outstanding stock options previously granted under the 1997 Plan. The repricing provided for the exercise price of 128.41 options to be reduced from $80,000 per share to $40,000 per share, to reflect current fair value. The repricing did not affect the term or vesting period of the options.

     In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee
          Plan"). The Employee Plan provides for the purchase by employees of the Company's Class B Common Stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Class B Stock may be purchased under the Employee Plan which terminates on September 30, 2002. During 1999, employees purchased 1,600 shares, at prices ranging from $4.36 to $5.10 per share. Total proceeds received by the Company approximated $7,000.

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

     In January 1999,  the Board of Directors  authorized  the repurchase of the
          Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. As of May 29, 1999, the Company had repurchased 12,100 shares of Class B Common Stock for approximately $68,000.


NOTE N - RELATED PARTIES

     During  1998,  the  Company   entered  into  split  dollar  life  insurance
          arrangements with a key executive (including his spouse) and a principal shareholder (the "insureds"). On an annual basis, the Company makes interest bearing advances of approximately $100,000 per insured toward the cost of such life insurance policies. Interest on the advances is to be paid to the Company annually by the insureds. Under collateral assignment agreements, the proceeds from the policies will first be paid to the Company to repay the advances it made. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At May 29, 1999 and May 30,1998, advances of $400,000 and $200,000, respectively, are recorded in the consolidated balance sheets under the caption "Other Assets".

     The Company has an unsecured, two-year interest bearing note receivable from an executive officer in the principal amount of $320,000. The outstanding principal and interest matures on September 30, 1999.

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE N - RELATED PARTIES (continued)

     Several directors provided  consulting services to the Company during 1999,
          1998 and 1997. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $258,000, $298,000 and $525,000 during 1999, 1998 and 1997, respectively.


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF CREDIT RISK

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted the new requirements retroactively.

     The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
          Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and coronary medical devices used in the interventional medical marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

     In 1999, 1998 and 1997, there was one customer to whom sales of Diagnostic products represented 17%, 15% and 15% of total sales, respectively. Approximately 20% and 19% of accounts receivable pertained to this customer at May 29, 1999 and May 30, 1998, respectively.

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


     NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
              CREDIT RISK (continued)

     Operating Segments                               1999               1998                  1997
     ------------------                              ------             ------                ------
                                                                   (in thousands)
    Net sales from external customers
      Diagnostic products
        Contrast systems                           $ 60,366            $ 58,474              $58,779
        Non-contrast systems                         26,554              25,001               20,809
                                                    -------             -------               ------

        Total Diagnostic products                    86,920              83,475               79,588
        AngioDynamics products                       20,259              19,409               17,736
                                                    -------             -------               ------

    Total net sales from external
      customers                                    $107,179            $102,884              $97,324
                                                    =======             =======               ======

    Intersegment net sales
      Diagnostic products                          $     36            $     91              $ 1,250
      AngioDynamics products                            503                 483                  926
                                                    -------             -------               ------

    Total intersegment net sales                   $    539            $    574              $ 2,176
                                                    =======             =======               ======

    Interest income
      Diagnostic products                          $  1,475            $  1,269              $   918
      AngioDynamics products                             16                  20                   87
      Eliminations                                     (986)               (597)                (175)
                                                    -------             -------               ------

    Total interest income                          $    505            $    692              $   830
                                                    =======             =======               ======

    Interest expense
      Diagnostic products                          $    263            $    340              $   287
      AngioDynamics products                            986                 951                  405
      Eliminations                                     (986)               (597)                (175)
                                                    -------             -------               ------

    Total interest expense                         $    263            $    694              $   517
                                                    =======             =======               ======

    Depreciation and amortization
      Diagnostic products                          $  2,125            $  2,361              $ 2,437
      AngioDynamics products                            704                 954                  600
                                                    -------             -------               ------

    Total depreciation and amortization            $  2,829            $  3,315              $ 3,037
                                                    =======             =======               ======

    Equity in losses of affiliate
      Diagnostic products                          $    225            $    219              $   -
                                                    -------             -------               ------

    Total equity in losses of affiliate            $    225            $    219              $   -
                                                    =======             =======               ======

    Income tax expense (benefit)
      Diagnostic products                          $  2,419            $  1,198              $  (295)
      AngioDynamics products                           (545)               (765)              (1,027)
                                                    -------             -------               ------

    Total income tax expense (benefit)             $  1,874            $    433              $(1,322)
                                                    =======             =======               ======

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF CREDIT RISK (continued)

     Operating Segments (continued)                   1999               1998                  1997
     ------------------------------                  ------             ------                ------
                                                                   (in thousands)
    Net earnings (loss)
      Diagnostic products                          $  5,960            $  1,623              $    138
      AngioDynamics products                         (1,158)             (7,568)*              (3,339)
      Eliminations                                       (5)                (22)                   (7)
                                                    -------             -------               -------

    Total net earnings (loss)                      $  4,797            $ (5,967)             $ (3,208)
                                                    =======             =======               =======

    Other significant noncash items
      Diagnostic products
        Impairment of investment in
          affiliate                                $    896            $    -                $    -
      AngioDynamics products
        Impairment of long-lived assets                 -                 4,121                   -
                                                    -------             -------               -------

    Total other significant noncash
      items                                        $    896            $  4,121              $    -
                                                    =======             =======               =======

    Assets
      Diagnostic products                          $107,027            $ 99,846              $ 95,537
      AngioDynamics products                         17,922              19,631 *              25,515
      Eliminations                                  (28,890)            (28,771)              (20,332)
                                                    -------             -------               -------

    Total assets                                   $ 96,059            $ 90,706              $100,720
                                                    =======             =======               =======

    Capital expenditures
      Diagnostic products                          $  1,831            $  1,745              $  1,484
      AngioDynamics products                            376                 152                 2,886
                                                    -------             -------               -------

    Total capital expenditures                     $  2,207            $  1,897              $  4,370
                                                    =======             =======               =======

    Investment in affiliate
      Diagnostic products                          $    -              $  1,121              $    -
                                                    -------             -------               -------

    Total investment in affiliate                  $    -              $  1,121              $    -
                                                    =======             =======               =======

* Includes an impairment charge of $4,121,000 (see Note C).

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF CREDIT RISK (continued)

     Geographic Areas
     ----------------

     The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:


                                       1999             1998              1997
                                      ------           ------            ------
                                                   (in thousands)

      Net sales
        U.S. operations             $ 89,200          $ 85,014          $79,873
        International operations:
          Canada                      22,735            20,321           14,369
          Other                       12,226            13,932           12,871
        Eliminations                 (16,982)          (16,383)          (9,789)
                                     -------           -------           ------

      Total net sales               $107,179          $102,884          $97,324
                                     =======           =======           ======

      Long-lived assets
        U.S. operations              $11,826           $12,229          $12,750
        International operations:
          Canada                       5,248             5,276            5,987
          Other                        4,251             4,412            4,681
                                      ------            ------           ------

      Total long-lived assets        $21,325           $21,917          $23,418
                                      ======            ======           ======


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations during 1999 and 1998 were as follows:

                                                        1999
                                ------------------------------------------------------
                                 First        Second            Third          Fourth
                                quarter       quarter          quarter         quarter
                                -------       -------          -------         -------
                                        (in thousands, except per share data)

    Net sales                    $25,665       $26,508         $26,618         $28,388
    Gross profit                  10,669        11,538          11,192          11,758
    Net earnings                   1,470         1,528             959             840
    Earnings per common share
      Basic                          .15           .15             .10             .08
      Diluted (1)                    .14           .15             .09             .08

                          E-Z-EM, Inc. and Subsidiaries

                   May 29, 1999, May 30, 1998 and May 31, 1997


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                        1998
                                ------------------------------------------------------
                                 First        Second            Third          Fourth
                                quarter       quarter          quarter         quarter
                                -------       -------          -------         -------
                                        (in thousands, except per share data)

    Net sales                    $25,713       $24,711         $24,385         $28,075
    Gross profit                   9,735         8,721           8,239          10,738
    Net earnings (loss)              128        (1,375)         (5,819)          1,099
    Earnings (loss) per common
      share (2)
        Basic and diluted            .01          (.14)           (.58)            .11

     (1) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

     (2) Earnings (loss) per common share in 1998 was retroactively restated to reflect the total shares issued after the 3% stock dividends described in Note M.

     The third  quarter of 1998 includes an impairment charge of $4,121,000 (see
          Note C).

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

    Column A                      Column B                 Column C                    Column D                  Column E
    --------                      --------                 --------                    --------                  --------
                                                           Additions
                                                 --------------------------------
                                                     (1)                    (2)
                                   Balance                              Charged to                               Balance
                                     at          Charged to                other                                  at end
                                  beginning      costs and               accounts-     Deductions-                 of
   Description                    of period       expenses               describe       describe                 period
   -----------                    ---------       --------               --------       --------                 ------
Fifty-two weeks
  ended May 31, 1997

Allowance for
  doubtful accounts....              $527           $451                                  $48 (a)                   $930
                                      ===            ===                                   ==                        ===

Fifty-two weeks
  ended May 30, 1998

Allowance for
  doubtful accounts....              $930           $286                                  $68 (a)                 $1,148
                                      ===            ===                                   ==                      =====

Fifty-two weeks
  ended May 29, 1999

Allowance for
  doubtful accounts....            $1,148           $250                                 $370 (a)                 $1,028
                                    =====            ===                                  ===                      =====

(a) Amounts written off as uncollectible.