Form 10-Q
period 1999-08-28
EZ EM INC
filed 1999-10-12
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended  August 28, 1999
                                                -----------------


                         Commission file number 1-11479
                                                -------


                                  E-Z-EM, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  Delaware                           11-1999504
        ------------------------------          -------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


           717 Main Street, Westbury, New York            11590
         ---------------------------------------        ----------
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

On October 8, 1999, there were 4,035,346 shares of the registrant's Class A Common Stock outstanding and 6,031,130 shares of the registrant's Class B Common Stock outstanding.



                                  Page 1 of 19
                            Exhibit Index on Page 18

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part 1:  Financial Information                                         Page
-------  ---------------------                                         ----

  Item 1.  Financial Statements


    Consolidated Balance Sheets - August 28, 1999 and
      May 29, 1999                                                     3 - 4


    Consolidated Statements of Earnings - thirteen weeks
      ended August 28, 1999 and August 29, 1998                          5


    Consolidated Statement of Stockholders' Equity and
      Comprehensive Income - thirteen weeks ended
      August 28, 1999                                                    6


    Consolidated Statements of Cash Flows - thirteen weeks
      ended August 28, 1999 and August 29, 1998                        7 - 8


    Notes to Consolidated Financial Statements                         9 - 12


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13 - 16


  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              16 - 17


Part II:  Other Information
--------  -----------------


  Item 6.  Exhibits and Reports on Form 8-K                             18

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         August 28,      May 29,
              ASSETS                                       1999           1999
                                                          ------         ------
                                                        (unaudited)    (audited)

CURRENT ASSETS
  Cash and cash equivalents                               $ 7,700        $ 8,073
  Debt and equity securities                                8,813          5,216
  Accounts receivable, principally
    trade, net                                             20,099         21,904
  Inventories                                              26,805         26,974
  Other current assets                                      3,976          4,151
                                                           ------         ------

      Total current assets                                 67,393         66,318

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                             21,078         21,325

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization                     416            424

INTANGIBLE ASSETS, less accumulated
  amortization                                              2,280          2,328

DEBT AND EQUITY SECURITIES                                  2,805          3,015

OTHER ASSETS                                                2,731          2,649
                                                           ------         ------

                                                          $96,703        $96,059
                                                           ======         ======





The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                        August 28,      May 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                  1999           1999
                                                         ------         ------
                                                       (unaudited)     (audited)

CURRENT LIABILITIES
  Notes payable                                         $  1,211       $  1,829
  Current maturities of long-term debt                       148            197
  Accounts payable                                         6,994          7,320
  Accrued liabilities                                      7,766          7,736
  Accrued income taxes                                     1,087            806
                                                         -------        -------

      Total current liabilities                           17,206         17,888

LONG-TERM DEBT, less current maturities                      497            477

OTHER NONCURRENT LIABILITIES                               2,426          2,403

COMMITMENTS AND CONTINGENCIES
                                                         -------        -------
      Total liabilities                                   20,129         20,768
                                                         -------        -------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per
    share - authorized, 1,000,000 shares;
    issued, none
  Common stock
    Class A  (voting),  par  value  $.10 per
      share -  authorized, 6,000,000 shares;
      issued and outstanding 4,035,346 shares
      at August 28, 1999 and May 29, 1999                    403            403
    Class B (nonvoting), par value $.10 per
      share - authorized, 10,000,000 shares;
      issued  and  outstanding 6,037,344 shares
      at August 28, 1999 and  6,058,277 shares
      at May 29, 1999 (excluding 44,124 and
      12,100 shares held in treasury at August
      28, 1999 and May 29, 1999, respectively)               604            606
  Additional paid-in capital                              21,800         21,917
  Retained earnings                                       55,685         53,887
  Accumulated other comprehensive income (loss)           (1,918)        (1,522)
                                                         -------        -------

      Total stockholders' equity                          76,574         75,291
                                                         -------        -------

                                                        $ 96,703       $ 96,059
                                                         =======        =======





The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)


                                                        Thirteen weeks ended
                                                     ---------------------------
                                                     August 28,       August 29,
                                                       1999              1998
                                                     --------          --------


Net sales                                            $ 27,197          $ 25,665

Cost of goods sold                                     15,114            14,996
                                                      -------           -------

      Gross profit                                     12,083            10,669
                                                      -------           -------

Operating expenses
  Selling and administrative                            8,337             7,617
  Research and development                              1,201             1,002
                                                      -------           -------

    Total operating expenses                            9,538             8,619
                                                      -------           -------

      Operating profit                                  2,545             2,050

Other income (expense)
  Interest income                                         145               119
  Interest expense                                        (61)              (62)
  Equity in losses of affiliate                                             (79)
  Other, net                                               81                37
                                                      -------           -------

      Earnings before income taxes                      2,710             2,065

Income tax provision                                      912               595
                                                      -------           -------

      NET EARNINGS                                   $  1,798          $  1,470
                                                      =======           =======

Earnings per common share
  Basic                                              $    .18          $    .15
                                                      =======           =======

  Diluted                                            $    .18          $    .14
                                                      =======           =======

Weighted average common shares
  Basic                                                10,073            10,044
                                                      =======           =======

  Diluted                                              10,228            10,327
                                                      =======           =======




The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      Thirteen weeks ended August 28, 1999
                                   (unaudited)
                        (in thousands, except share data)



                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other               Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive           hensive
                                 Shares   Amount    Shares   Amount    capital    earnings  income (loss)   Total   income
                                --------  ------   --------  ------    -------    --------  -------------   -----   ------

Balance at May 29, 1999         4,035,346   $403   6,058,277   $606    $21,917    $53,887     $(1,522)     $75,291

Exercise of stock options                              9,816      1         40                                  41
Income tax benefits on
  stock options exercised                                                    5                                   5
Compensation related to
  stock option plans                                                         1                                   1
Issuance of stock                                      1,275                 6                                   6
Purchase of treasury stock                           (32,024)    (3)      (169)                               (172)
Net earnings                                                                        1,798                    1,798   $1,798
Unrealized holding loss on debt
  and equity securities                                                                          (179)        (179)    (179)
Foreign currency translation
  adjustments                                                                                    (217)        (217)    (217)
                                ---------    ---   ---------    ---     ------     ------       -----       ------    -----

Comprehensive income                                                                                                 $1,402
                                                                                                                      =====

Balance at August 28, 1999      4,035,346   $403   6,037,344   $604    $21,800    $55,685     $(1,918)     $76,574
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

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                         Thirteen weeks ended
                                                       -------------------------
                                                       August 28,     August 29,
                                                          1999          1998
                                                        --------      --------


Cash flows from operating activities:
  Net earnings                                          $  1,798       $  1,470
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                          724            722
      Provision for doubtful accounts                         60             60
      Equity in losses of affiliate                                          79
      Deferred income tax provision                           12              6
      Other non-cash items                                     1              1
      Changes in operating assets and
        liabilities
          Accounts receivable                              1,745          1,716
          Inventories                                        169            518
          Other current assets                               175           (185)
          Other assets                                       (82)           (90)
          Accounts payable                                  (326)          (430)
          Accrued liabilities                                 30           (134)
          Accrued income taxes                               269            323
          Other noncurrent liabilities                        37             38
                                                        --------       --------

            Net cash provided by operating
              activities                                   4,612          4,094
                                                        --------       --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                          (438)          (116)
  Available-for-sale securities
    Purchases                                            (17,557)           (70)
    Proceeds from sale                                    13,960             20
                                                        --------       --------

      Net cash used in investing activities               (4,035)          (166)
                                                        --------       --------

Cash flows from financing activities:
  Repayments of debt                                        (792)        (1,961)
  Proceeds from exercise of stock options,
    including related income tax benefits                     46            128
  Purchase of treasury stock                                (172)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                               6              2
                                                        --------       --------

      Net cash used in financing activities                 (912)        (1,831)
                                                        --------       --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                         Thirteen weeks ended
                                                      --------------------------
                                                      August 28,      August 29,
                                                        1999             1998
                                                       -------          -------


Effect of exchange rate changes on
  cash and cash equivalents                            $   (38)         $  (655)
                                                        ------           ------

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                              (373)           1,442

Cash and cash equivalents
  Beginning of period                                    8,073            4,654
                                                        ------           ------

  End of period                                        $ 7,700          $ 6,096
                                                        ======           ======

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                         $    23          $    47
                                                        ======           ======

      Income taxes                                     $   600          $   304
                                                        ======           ======




The accompanying notes are an integral part of these financial statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 1999 and August 29, 1998
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated balance sheet as of August 28, 1999, the consolidated statement of stockholders' equity and comprehensive income for the period ended August 28, 1999, and the consolidated statements of earnings and cash flows for the periods ended August 28, 1999 and August 29, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at August 28, 1999 (and for all periods presented) have been made.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K filed by the Company on August 27, 1999. The results of operations for the periods ended August 28, 1999 and August 29, 1998 are not necessarily indicative of the operating results for the respective full years.

   The  consolidated  financial  statements include the accounts of E-Z-EM, Inc.
     and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's approximate 23% interest in an affiliate in fiscal 1999 was accounted for by the equity method. Pursuant to this method, such investment was recorded at cost and adjusted by the Company's share of undistributed earnings (or losses). In the fourth quarter of the prior fiscal year, the Company recorded an impairment charge, as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to the affiliate's inability to generate income from operations or raise additional capital.


NOTE B - INVENTORIES

    Inventories consist of the following:

                                             August 28,          May 29,
                                               1999               1999
                                              -------            -------
                                                     (in thousands)

    Finished goods                            $14,040            $14,000
    Work in process                             1,759              1,926
    Raw materials                              11,006             11,048
                                               ------             ------

                                              $26,805            $26,974
                                               ======             ======

                          E-Z-EM, Inc. and Subsidiaries

                       August 28, 1999 and August 29, 1998
                                   (unaudited)


NOTE C - EARNINGS PER COMMON SHARE

   In  accordance with  Statement of Financial Accounting Standards ("SFAS") No.
     128, "Earnings Per Share," the Company has presented basic and dilutive earnings per share. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

   The following table sets forth the reconciliation of the weighted average number of common shares:

                                                    Thirteen weeks ended
                                                 -------------------------
                                                 August 28,     August 29,
                                                    1999           1998
                                                   ------         ------
                                                       (in thousands)

    Basic                                          10,073         10,044
    Effect of dilutive securities
      (stock options)                                 155            283
                                                   ------         ------

    Diluted                                        10,228         10,327
                                                   ======         ======


NOTE D - COMMON STOCK

   Under the 1983 and 1984 Stock Option Plans, options for 170,759 shares were granted at $5.63 per share, options for 9,816 shares were exercised at $4.22 per share, options for 10,299 shares were forfeited at prices ranging from $4.22 to $5.39 per share, and no options expired during the thirteen weeks ended August 28, 1999. Under the 1997 AngioDynamics Stock Option Plan, options for .63 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirteen weeks ended August 28, 1999.

   Under the Employee Stock Purchase Plan, 1,275 shares were purchased at $4.46 per share during the thirteen weeks ended August 28, 1999.

   In January 1999,  the  Board of Directors  authorized  the  repurchase of the
     Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. As of August 28, 1999, the Company had repurchased 44,124 shares of Class B Common Stock for approximately $240,000.


NOTE E - COMPREHENSIVE INCOME

   During  fiscal  1999,   the  Company   adopted   SFAS  No.  130,   "Reporting
     Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS

                          E-Z-EM, Inc. and Subsidiaries

                       August 28, 1999 and August 29, 1998
                                   (unaudited)


NOTE E - COMPREHENSIVE INCOME (continued)

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

  The components of comprehensive income, net of related tax, are as follows:

                                                      Thirteen weeks ended
                                                   --------------------------
                                                   August 28,      August 29,
                                                     1999             1998
                                                    -------         -------
                                                         (in thousands)

    Net earnings                                    $ 1,798         $ 1,470
    Unrealized holding loss on debt
      and equity securities                            (179)           (261)
    Foreign currency translation
      adjustments                                      (217)           (611)
                                                     ------          ------

        Comprehensive income                        $ 1,402         $   598
                                                     ======          ======

  The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                   August 28,       May 29,
                                                     1999            1999
                                                    -------         -------
                                                         (in thousands)

    Unrealized holding gain on debt
      and equity securities                         $ 1,014         $ 1,193
    Cumulative translation adjustments               (2,932)         (2,715)
                                                     ------          ------

        Accumulated other comprehensive income
          (loss)                                    $(1,918)        $(1,522)
                                                     ======          ======


NOTE F - OPERATING SEGMENTS

   In  fiscal  1999,  the  Company  adopted  SFAS  No. 131,  "Disclosures  about
     Segments of an Enterprise and Related Information". The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted the new requirements retroactively.

   The  Company  is  engaged  in  the  manufacture  and  distribution  of a wide variety of  products  which are  classified  into two  operating  segments:
     Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing

                          E-Z-EM, Inc. and Subsidiaries

                       August 28, 1999 and August 29, 1998
                                   (unaudited)


NOTE F - OPERATING SEGMENTS (continued)

     laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and coronary medical devices used in the interventional medical marketplace.

   The Company's  chief  operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                      Thirteen weeks ended
                                                  ---------------------------
                                                  August 28,       August 29,
                                                    1999             1998
                                                  --------         --------
                                                        (in thousands)

    Net sales from external customers
      Diagnostic products
        Contrast systems                          $ 16,027         $ 14,148
        Non-contrast systems                         6,829            5,842
                                                   -------          -------

        Total Diagnostic products                   22,856           19,990
      AngioDynamics products                         4,341            5,675
                                                   -------          -------

    Total net sales from external
      customers                                   $ 27,197         $ 25,665
                                                   =======          =======

    Intersegment net sales
      Diagnostic products                         $    191         $     11
      AngioDynamics products                           158              142
                                                   -------          -------

    Total intersegment net sales                  $    349         $    153
                                                   =======          =======

    Net earnings (loss)
      Diagnostic products                         $  2,310         $  1,316
      AngioDynamics products                          (536)             160
      Eliminations                                      24               (6)
                                                   -------          -------

    Total net earnings                            $  1,798         $  1,470
                                                   =======          =======

                                                 August 28,        May 29,
                                                   1999             1999
                                                 ---------        ---------
                                                       (in thousands)

    Assets
      Diagnostic products                        $ 107,819        $ 107,027
      AngioDynamics products                        18,147           17,922
      Eliminations                                 (29,263)         (28,890)
                                                  --------         --------

    Total assets                                 $  96,703        $  96,059
                                                  ========         ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended August 28, 1999 and August 29, 1998
--------------------------------------------------

     The Company's quarters ended August 28, 1999 and August 29, 1998 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment includes both contrast systems and non-contrast systems. The AngioDynamics products operating segment includes angiography, therapeutic and coronary medical devices used in the interventional medical marketplace.

                                     Diagnostic   AngioDynamics   Eliminations    Total
                                     ----------   -------------   ------------    -----
                                                        (in thousands)
    Quarter ended August 28, 1999
    -----------------------------

      Unaffiliated customer sales      $22,856      $ 4,341            --         $27,197
      Intersegment sales                   191          158         ($  349)         --
      Gross profit                      10,045        2,015              23        12,083
      Operating profit (loss)            2,929         (408)             24         2,545

    Quarter ended August 29, 1998
    -----------------------------

      Unaffiliated customer sales      $19,990      $ 5,675            --         $25,665
      Intersegment sales                    11          142         ($  153)         --
      Gross profit (loss)                7,842        2,841             (14)       10,669
      Operating profit (loss)            1,597          459              (6)        2,050


     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $1,332,000 due primarily to increased sales and improved gross profit, partially offset by increased operating expenses of $871,000. Net sales increased 14%, or $2,866,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases accounted for approximately 1 1/2% of net sales in the current quarter. Gross profit expressed as a percentage of net sales improved to 44% during the current quarter, versus 39% during the comparable quarter of the prior year due primarily to increased production throughput and sales price increases.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter declined by $867,000 due to decreased sales and gross profit. Net sales decreased 24%, or $1,334,000, due primarily to lower than expected sales of therapeutic products, resulting from the suspension of the sale of the clot-dissolving drug abbokinase by Abbott Laboratories in the domestic marketplace, and reduced international sales, resulting from the continued decline in sales of the coronary AngioStent(TM). Gross profit expressed as a percentage of net sales decreased to 45% during the current quarter versus 49% during the comparable quarter of the prior year due primarily to decreased production throughput at both the Queensbury, New York and Irish facilities.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended August 28, 1999, the Company reported net earnings of $1,798,000, or $.18 per common share on both a basic and diluted basis, as compared to net earnings of $1,470,000, or $.15 and $.14 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in the Diagnostic segment, partially offset by decreased sales and gross profit in the AngioDynamics segment, as well as increased operating expenses in the Diagnostic segment.

     Net sales for the quarter ended August 28, 1999 increased 6%, or $1,532,000, as compared to the quarter ended August 29, 1998. Increased sales of contrast systems of $1,879,000 and non-contrast systems of $987,000, including $757,000 relating to custom contract, were partially offset by decreased sales of AngioDynamics products of $1,334,000. Price increases accounted for approximately 1 1/2% of net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 15%, or $1,267,000, in the current quarter versus the comparable period of last year due to increased sales of contrast systems of $1,089,000 and non-contrast systems of $870,000, including $757,000 relating to custom contracts, partially offset by a decline in sales of AngioDynamics products of $692,000.

     Gross profit expressed as a percentage of net sales increased to 44% during the current quarter versus 42% during the comparable quarter of the prior year due to improved gross profit in the Diagnostic segment, partially offset by reduced gross profit in the AngioDynamics segment. The improved Diagnostic gross profit expressed as a percentage of net sales is due primarily to increased production throughput and sales price increases. The decreased AngioDynamics gross profit expressed as a percentage of net sales is due primarily to decreased production throughput at both the Queensbury and Irish facilities.

     Selling and administrative ("S&A") expenses were $8,337,000 during the quarter ended August 28, 1999 versus $7,617,000 during the quarter ended August 29, 1998. This increase of $720,000, or 9%, in the current quarter was due to increased Diagnostic S&A expenses, which can be attributed to expenses supporting the 14% sales increase during the current quarter.

     Research and development ("R&D") expenditures increased 20% in the current quarter to $1,201,000, or 4% of net sales, from $1,002,000, or 4% of net sales, in the comparable quarter of the prior year due to increased spending relating to contrast systems of $128,000 and AngioDynamics projects of $91,000. Of the R&D expenditures in the current quarter, approximately 46% relate to contrast systems, 35% to AngioDynamics projects, 3% to immunological projects, 4% to other projects and 12% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $165,000 in the current quarter versus $15,000 in the comparable period of last year. This improvement was due primarily to the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. of $79,000 in the comparable period of last year and improved foreign currency exchange gains and losses of $55,000.

     The Company's effective tax rate during the quarter ended August 28, 1999 approximated the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates were offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For the quarter ended August 29, 1998, the Company's effective tax rate of 29% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended August 28, 1999, debt repayments and capital expenditures were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At August 28, 1999, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,856,000 as compared to $2,503,000 at May 29, 1999. The Company has available $3,343,000 under two bank lines of credit of which no amounts were outstanding at August 28, 1999.

     At August 28, 1999, approximately 66% of the Company's assets consist of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio is 3.92 to 1, with net working capital of $50,187,000 at August 28, 1999, as compared to the current ratio of
3.71 to 1, with net working capital of $48,430,000 at May 29, 1999.

     In January 1999, the Board of Directors authorized the repurchase of the Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. As of August 28, 1999, the Company had repurchased 44,124 shares of Class B Common Stock for approximately $240,000.

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

     The plan is being administered by internal staff and management. Costs incurred in the Company's readiness effort are being expensed as incurred, except for those costs capitalized as fixed assets. Anticipated costs are expected to approximate $130,000 and to date an estimated $70,000 has been spent. Management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that this project will have a material impact on the Company's operations, though no assurance can be given in this regard.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 1999 Annual Report on Form 10-K.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at August 28, 1999, the Company's assets and liabilities would increase or decrease by $2,261,000 and $608,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,476,000 and $156,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at August 28, 1999, results of operations would be favorably or unfavorably impacted by approximately $945,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $8,725,000. The bonds bear interest at a floating rate established weekly. During the quarter ended August 28, 1999, the interest rate on the bonds approximated 3.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $87,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximates $1,856,000 at August 28, 1999, a change in interest rates would not materially impact results of operations or financial position. At August 28, 1999, the Company did not maintain any variable interest rate financing.

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

     No reports on Form 8-K were filed during the quarter ended August 28, 1999.


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




Date   October 11, 1999                   /s/ Howard S. Stern
     --------------------                -------------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director




Date   October 11, 1999                   /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Vice President-
                                          Chief Financial Officer