Form 10-Q
period 1999-11-27
EZ EM INC
filed 2000-01-11
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended November 27, 1999
                                               -----------------


                         Commission file number 1-11479
                                                -------


                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               11-1999504
       -------------------------------                 --------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


            717 Main Street, Westbury, New York            11590
         ----------------------------------------        ---------
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

                                  Yes _X_ No___


On January 7, 2000, there were 4,026,220 shares of the registrant's Class A Common Stock outstanding and 5,969,344 shares of the registrant's Class B Common Stock outstanding.




                                  Page 1 of 21
                            Exhibit Index on Page 19

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                        Page
------   ---------------------                                        ----

    Item 1.  Financial Statements

       Consolidated Balance Sheets - November 27, 1999 and
          May 29, 1999                                                3 - 4

       Consolidated Statements of Earnings - thirteen and
          twenty-six weeks ended November 27, 1999 and
          November 28, 1998                                             5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - twenty-six weeks ended
          November 27, 1999                                             6

       Consolidated Statements of Cash Flows - twenty-six weeks
          ended November 27, 1999 and November 28, 1998               7 - 8

       Notes to Consolidated Financial Statements                     9 - 12

    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              13 - 18

    Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                        18

Part II:  Other Information
--------  -----------------

    Item 4.  Submission of Matters to a Vote of Security Holders       19

    Item 6.  Exhibits and Reports on Form 8-K                          19

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    November 27,        May 29,
              ASSETS                                    1999             1999
                                                       ------           ------
                                                    (unaudited)        (audited)

CURRENT ASSETS
    Cash and cash equivalents                        $  6,412           $ 8,073
    Debt and equity securities                          8,874             5,216
    Accounts receivable, principally
       trade, net                                      23,827            21,904
    Inventories                                        28,171            26,974
    Other current assets                                3,550             4,151
                                                      -------            ------

          Total current assets                         70,834            66,318

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                       21,012            21,325

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization               417               424

INTANGIBLE ASSETS, less accumulated
    amortization                                        2,236             2,328

DEBT AND EQUITY SECURITIES                              4,534             3,015

OTHER ASSETS                                            2,815             2,649
                                                      -------            ------

                                                     $101,848           $96,059
                                                      =======            ======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                         November 27,   May 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                    1999         1999
                                                           ------       ------
                                                         (unaudited)   (audited)

CURRENT LIABILITIES
    Notes payable                                                       $ 1,829
    Current maturities of long-term debt                  $    227          197
    Accounts payable                                         8,578        7,320
    Accrued liabilities                                      8,034        7,736
    Accrued income taxes                                       666          806
                                                           -------       ------

          Total current liabilities                         17,505       17,888

LONG-TERM DEBT, less current maturities                      1,714          477

OTHER NONCURRENT LIABILITIES                                 2,799        2,403

COMMITMENTS AND CONTINGENCIES

                                                           -------       ------
          Total liabilities                                 22,018       20,768
                                                           -------       ------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock
       Class A (voting), par value $.10 per
          share - authorized, 6,000,000 shares;
          issued and outstanding  4,033,433 shares
          at November 27, 1999 and 4,035,346 shares
          at May 29, 1999 (excluding 1,913 shares
          held in treasury at November 27, 1999)               403          403
       Class B (nonvoting), par value $.10 per
          share - authorized, 10,000,000 shares;
          issued  and  outstanding 6,039,944 shares
          at November 27, 1999 and 6,058,277 shares
          at May 29, 1999 (excluding 65,774 and
          12,100 shares held in treasury at November
          27, 1999 and May 29, 1999, respectively)             604          606
    Additional paid-in capital                              21,794       21,917
    Retained earnings                                       57,502       53,887
    Accumulated other comprehensive income (loss)             (473)      (1,522)
                                                           -------       ------

          Total stockholders' equity                        79,830       75,291
                                                           -------       ------

                                                          $101,848      $96,059
                                                           =======       ======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)


                                            Thirteen weeks ended           Twenty-six weeks ended
                                        ----------------------------    ----------------------------
                                        November 27,    November 28,    November 27,    November 28,
                                            1999            1998            1999            1998
                                           ------          ------          ------          ------

Net sales                                 $27,973         $26,508         $55,170         $52,173

Cost of goods sold                         14,739          14,970          29,853          29,966
                                           ------          ------          ------          ------

      Gross profit                         13,234          11,538          25,317          22,207
                                           ------          ------          ------          ------

Operating expenses
  Selling and administrative                9,332           8,460          17,669          16,077
  Research and development                  1,171           1,229           2,372           2,231
                                           ------           -----          ------          ------

    Total operating expenses               10,503           9,689          20,041          18,308
                                           ------           -----          ------          ------

      Operating profit                      2,731           1,849           5,276           3,899

Other income (expense)
  Interest income                             146             138             291             257
  Interest expense                            (58)            (61)           (119)           (123)
  Equity in losses of affiliate                               (59)                           (138)
  Other, net                                  (19)            345              62             382
                                            -----           -----           -----           -----

      Earnings before income
        taxes                               2,800           2,212           5,510           4,277

Income tax provision                          983             684           1,895           1,279
                                            -----           -----           -----           -----

      NET EARNINGS                        $ 1,817         $ 1,528         $ 3,615         $ 2,998
                                            =====           =====           =====           =====

Earnings per common share
  Basic                                   $   .18         $   .15         $   .36         $   .30
                                            =====           =====           =====           =====

  Diluted                                 $   .18         $   .15         $   .35         $   .29
                                            =====           =====           =====           =====

Weighted average common shares
  Basic                                    10,074          10,076          10,074          10,060
                                           ======          ======          ======          ======

  Diluted                                  10,217          10,325          10,223          10,326
                                           ======          ======          ======          ======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Twenty-six weeks ended November 27, 1999
                                   (unaudited)
                        (in thousands, except share data)


                                     Class A              Class B                                 Accumulated
                                   common stock         common stock      Additional                 other                  Compre-
                                ------------------   ------------------    paid-in     Retained   comprehensive             hensive
                                  Shares    Amount     Shares    Amount    capital     earnings   income (loss)    Total    income
                                ---------   ------   ---------   ------   ----------   --------   -------------   -------   ------

Balance at May 29, 1999         4,035,346    $403    6,058,277    $606     $21,917     $53,887      $(1,522)      $75,291

Exercise of stock options                               20,066       2          77                                     79
Income tax benefits on
  stock options exercised                                                        8                                      8
Compensation related to
  stock option plans                                                             3                                      3
Issuance of stock                                       15,275       2          74                                     76
Purchase of treasury stock         (1,913)             (53,674)     (6)       (285)                                  (291)
Net earnings                                                                             3,615                      3,615    $3,615
Unrealized holding gain on debt
  and equity securities                                                                               1,252         1,252     1,252
Foreign currency translation
  adjustments                                                                                          (203)         (203)     (203)
                                ---------     ---    ---------     ---      ------      ------        -----        ------     -----

Comprehensive income                                                                                                         $4,664
                                                                                                                              =====

Balance at November 27, 1999    4,033,433    $403    6,039,944    $604     $21,794     $57,502      $  (473)      $79,830
                                =========     ===    =========     ===      ======      ======        =====        ======





The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                     Twenty-six weeks ended
                                                     ----------------------
                                                   November 27,    November 28,
                                                      1999            1998
                                                     ------          ------

Cash flows from operating activities:
  Net earnings                                       $ 3,615         $2,998
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                    1,431          1,442
      Provision for doubtful accounts                     76            121
      Equity in losses of affiliate                                     138
      Deferred income tax provision                       31             12
      Other non-cash items                                73             31
      Changes in operating assets and
        liabilities
          Accounts receivable                         (1,999)          (150)
          Inventories                                 (1,197)           (79)
          Other current assets                           594            (29)
          Other assets                                  (165)          (161)
          Accounts payable                             1,258           (118)
          Accrued liabilities                            298            582
          Accrued income taxes                          (164)           178
          Other noncurrent liabilities                    74             74
                                                      ------          -----

            Net cash provided by operating
              activities                               3,925          5,039
                                                      ------          -----

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                      (985)          (941)
  Available-for-sale securities
    Purchases                                        (20,278)        (2,360)
    Proceeds from sale                                16,620          2,258
  Increase in certificates of deposit                                (1,075)
                                                      ------          -----

      Net cash used in investing activities           (4,643)        (2,118)
                                                      ------          -----

Cash flows from financing activities:
  Repayments of debt                                    (904)        (1,987)
  Proceeds from issuance of debt                          26
  Proceeds from exercise of stock options,
    including related income tax benefits                 87            253
  Purchase of treasury stock                            (291)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                           6              2
                                                      ------          -----

      Net cash used in financing activities           (1,076)        (1,732)
                                                      ------          -----

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                     Twenty-six weeks ended
                                                     ----------------------
                                                   November 27,   November 28,
                                                      1999           1998
                                                     ------         ------


Effect of exchange rate changes on
  cash and cash equivalents                          $  133         $ (694)
                                                      -----          -----

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                         (1,661)           495

Cash and cash equivalents
  Beginning of period                                 8,073          4,654
                                                      -----          -----

  End of period                                      $6,412         $5,149
                                                      =====          =====

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                       $   42         $   71
                                                      =====          =====

      Income taxes                                   $1,983         $1,332
                                                      =====          =====




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 27, 1999 and November 28, 1998
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of November 27, 1999, the consolidated statement of stockholders' equity and comprehensive income for the period ended November 27, 1999, and the consolidated statements of earnings and cash flows for the periods ended November 27, 1999 and November 28, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at November 27, 1999 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K filed by the Company on August 27, 1999. The results of operations for the periods ended November 27, 1999 and November 28, 1998 are not necessarily indicative of the operating results for the respective full years.

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


NOTE B - INVENTORIES

     Inventories consist of the following:

                                            November 27,        May 29,
                                               1999              1999
                                              ------            ------
                                                   (in thousands)

       Finished goods                         $13,631          $14,000
       Work in process                          2,116            1,926
       Raw materials                           12,424           11,048
                                               ------           ------

                                              $28,171          $26,974
                                               ======           ======

                          E-Z-EM, Inc. and Subsidiaries

                     November 27, 1999 and November 28, 1998
                                   (unaudited)


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

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                    Thirteen weeks ended         Twenty-six weeks ended
                                 ---------------------------   ---------------------------
                                 November 27,   November 28,   November 27,   November 28,
                                     1999           1998           1999           1998
                                    ------         ------         ------         ------
                                                       (in thousands)

       Basic                        10,074         10,076         10,074         10,060
       Effect of dilutive
         securities (stock
         options)                      143            249            149            266
                                    ------         ------         ------         ------

       Diluted                      10,217         10,325         10,223         10,326
                                    ======         ======         ======         ======


NOTE D - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 172,359 shares were granted at $5.63 per share, options for 20,066 shares were exercised at prices ranging from $3.66 to $4.22 per share, options for 13,944 shares were forfeited at prices ranging from $4.22 to $8.58 per share, and options for 5,970 shares expired at $10.73 per share during the twenty-six weeks ended November 27, 1999. Under the 1997 AngioDynamics Stock Option Plan, options for 5.68 shares were granted at $40,000 per share, options for .85 shares were forfeited at $40,000 per share, and no options were exercised or expired during the twenty-six weeks ended November 27, 1999.

     Under the Employee Stock Purchase Plan, 1,275 shares were purchased at $4.46 per share during the twenty-six weeks ended November 27, 1999.

     In January 1999, the Board of Directors authorized the repurchase of the Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. As of November 27, 1999, the Company had repurchased 1,913 shares of Class A Common Stock and 65,774 shares of Class B Common Stock for approximately $359,000.

                          E-Z-EM, Inc. and Subsidiaries

                     November 27, 1999 and November 28, 1998
                                   (unaudited)


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

     The components of comprehensive income, net of related tax, are as follows:

                                                    Twenty-six weeks ended
                                                    ----------------------
                                                   November 27,    November 28,
                                                      1999            1998
                                                     ------          ------
                                                         (in thousands)

       Net earnings                                  $3,615          $2,998
       Unrealized holding gain (loss) on
         debt and equity securities                   1,252            (127)
       Foreign currency translation
         adjustments                                   (203)           (894)
                                                      -----           -----

           Comprehensive income                      $4,664          $1,977
                                                      =====           =====


    The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                     November 27,      May 29,
                                                        1999            1999
                                                       ------          ------
                                                           (in thousands)

       Unrealized holding gain on debt
         and equity securities                        $ 2,445          $ 1,193
       Cumulative translation adjustments              (2,918)          (2,715)
                                                        -----            -----

           Accumulated other comprehensive income
             (loss)                                   $  (473)         $(1,522)
                                                        =====            =====


NOTE F - OPERATING SEGMENTS

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted the new requirements retroactively.

     The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
     Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related

                          E-Z-EM, Inc. and Subsidiaries

                     November 27, 1999 and November 28, 1998
                                   (unaudited)


NOTE F - OPERATING SEGMENTS (continued)

     medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including diagnostic radiology devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiography, therapeutic and coronary medical devices used in the interventional medical marketplace.

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                           Thirteen weeks ended            Twenty-six weeks ended
                                        ---------------------------    -----------------------------
                                        November 27,   November 28,    November 27,     November 28,
                                            1999           1998            1999             1998
                                           ------         ------          ------           ------
                                                              (in thousands)

    Net sales from external
    customers
      Diagnostic products
        Contrast systems                  $17,178         $15,729         $33,205         $29,877
        Non-contrast systems                6,269           5,851          13,098          11,693
                                           ------          ------          ------          ------

        Total Diagnostic products          23,447          21,580          46,303          41,570
      AngioDynamics products                4,526           4,928           8,867          10,603
                                           ------          ------          ------          ------

    Total net sales from external
      customers                           $27,973         $26,508         $55,170         $52,173
                                           ======          ======          ======          ======

    Intersegment net sales
      Diagnostic products                 $  (189)        $    15         $     2         $    26
      AngioDynamics products                  167             112             325             254
                                           ------          ------          ------          ------

    Total intersegment net sales          $   (22)        $   127         $   327         $   280
                                           ======          ======          ======          ======

    Net earnings (loss)
      Diagnostic products                 $ 2,327         $ 1,596         $ 4,637         $ 2,912
      AngioDynamics products                 (522)            (71)         (1,058)             89
      Eliminations                             12               3              36              (3)
                                           ------          ------          ------          ------

    Total net earnings                    $ 1,817         $ 1,528         $ 3,615         $ 2,998
                                           ======          ======          ======          ======

                                                                       November 27,        May 29,
                                                                           1999             1999
                                                                          ------           ------
                                                                               (in thousands)

     Assets
       Diagnostic products                                               $113,765        $107,027
       AngioDynamics products                                              17,579          17,922
       Eliminations                                                       (29,496)        (28,890)
                                                                          -------         -------

     Total assets                                                        $101,848        $ 96,059
                                                                          =======         =======

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended November 27, 1999 and November 28, 1998
------------------------------------------------------

     The Company's quarters ended November 27, 1999 and November 28, 1998 both represent thirteen weeks.

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

                                     Diagnostic   AngioDynamics   Eliminations     Total
                                     ----------   -------------   ------------     -----
                                                     (in thousands)

Quarter ended November 27, 1999
-------------------------------
 Unaffiliated customer sales           $23,447        $4,526            -         $27,973
 Intersegment sales                       (189)          167           $22            -
 Gross profit                           11,123         2,100            11         13,234
 Operating profit (loss)                 3,127          (408)           12          2,731

Quarter ended November 28, 1998
-------------------------------
 Unaffiliated customer sales           $21,580        $4,928            -         $26,508
 Intersegment sales                         15           112         ($127)           -
 Gross profit (loss)                     9,168         2,374            (4)        11,538
 Operating profit (loss)                 2,041          (195)            3          1,849

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $1,086,000 due primarily to increased sales and improved gross profit, partially offset by increased operating expenses of $869,000. Net sales increased 9%, or $1,867,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases accounted for approximately 4 1/2% of net sales in the current quarter. Gross profit expressed as a percentage of net sales improved to 48% during the current quarter, versus 42% during the comparable quarter of the prior year due primarily to sales price increases, increased production throughput and decreased provision for inventory reserves of $335,000.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter declined by $213,000 due to decreased sales and gross profit. Net sales decreased 8%, or $402,000, due primarily to lower than expected sales of therapeutic products, resulting from the suspension of the sale of the clot-dissolving drug abbokinase by Abbott Laboratories in the domestic marketplace, and reduced international sales, resulting, in large part, from the continued decline in sales of the AngioStent(TM). Abbokinase is the primary drug used in connection with the Company's therapeutic products. Gross profit expressed as a percentage of net sales decreased to 45% during the current quarter versus 47% during the comparable quarter of the prior year due primarily to decreased production throughput at both the Queensbury, New York and Irish facilities.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended November 27, 1999, the Company reported net earnings of $1,817,000, or $.18 per common share on both a basic and diluted basis, as compared to net earnings of $1,528,000, or $.15 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in the Diagnostic segment, partially offset by decreased sales and gross profit in the AngioDynamics segment, as well as increased operating expenses in the Diagnostic segment.

     Net sales for the quarter ended November 27, 1999 increased 6%, or $1,465,000, as compared to the quarter ended November 28, 1998 due to increased sales of contrast systems of $1,449,000 and non-contrast systems of $418,000, partially offset by decreased sales of AngioDynamics products of $402,000. Price increases accounted for approximately 4% of net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., increased 4%, or $355,000, in the current quarter versus the comparable period of last year due to increased sales of contrast systems of $483,000 and non-contrast systems of $81,000, partially offset by a decline in sales of AngioDynamics products of $209,000.

     Gross profit expressed as a percentage of net sales increased to 47% during the current quarter versus 44% during the comparable quarter of the prior year due to improved gross profit in the Diagnostic segment, partially offset by reduced gross profit in the AngioDynamics segment. The improved Diagnostic gross profit expressed as a percentage of net sales is due primarily to sales price increases, increased production throughput and decreased provision for inventory reserves of $335,000. The decreased AngioDynamics gross profit expressed as a percentage of net sales is due primarily to decreased production throughput at both the Queensbury and Irish facilities.

     Selling and administrative ("S&A") expenses were $9,332,000 during the quarter ended November 27, 1999 versus $8,460,000 during the quarter ended November 28, 1998. This increase of $872,000, or 10%, in the current quarter was due to increased Diagnostic S&A expenses, which can be attributed to expenses supporting the 9% sales increase during the current quarter.

     Research and development ("R&D") expenditures decreased 5% in the current quarter to $1,171,000, or 4% of net sales, from $1,229,000, or 5% of net sales, in the comparable quarter of the prior year. This decline was due to decreased spending relating to AngioDynamics projects. Of the R&D expenditures in the current quarter, approximately 48% relate to contrast systems, 30% to AngioDynamics projects, 4% to immunological projects, 4% to other projects and 14% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $69,000 of income in the current quarter versus $363,000 of income in the comparable period of last year. This decline was due to foreign currency exchange gains of $297,000 recorded in the comparable period of the prior year.

     The Company's effective tax rate of 35% during the quarter ended November 27, 1999 differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses, mostly offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For the quarter ended November 28, 1998, the Company's effective tax rate of 31% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by non-deductible expenses.

Twenty-six weeks ended November 27, 1999 and November 28, 1998
--------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                            Diagnostic   AngioDynamics   Eliminations    Total
                                            ----------   -------------   ------------    -----
                                                               (in thousands)

Twenty-six weeks ended November 27, 1999
----------------------------------------

 Unaffiliated customer sales                  $46,303       $ 8,867            -        $55,170
 Intersegment sales                                 2           325         ($327)          -
 Gross profit                                  21,168         4,115            34        25,317
 Operating profit (loss)                        6,056          (816)           36         5,276

Twenty-six weeks ended November 28, 1998
----------------------------------------

 Unaffiliated customer sales                  $41,570       $10,603            -        $52,173
 Intersegment sales                                26           254         ($280)          -
 Gross profit (loss)                           17,010         5,215           (18)       22,207
 Operating profit (loss)                        3,638           264            (3)        3,899

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $2,418,000 due primarily to increased sales and improved gross profit, partially offset by increased operating expenses of $1,740,000. Net sales increased 11%, or $4,733,000, due to increased demand for sales of both contrast systems and non-contrast systems. Price increases accounted for approximately 3% of net sales in the current period. Gross profit expressed as a percentage of net sales improved to 46% during the current period, versus 41% during the comparable period of the prior year due primarily to sales price increases, increased production throughput and decreased provision for inventory reserves of $388,000.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period declined by $1,080,000 due to decreased sales and gross profit. Net sales decreased 16%, or $1,736,000, due primarily to lower than expected sales of therapeutic products, resulting from the suspension of the sale of the clot-dissolving drug abbokinase by Abbott Laboratories in the domestic marketplace, and reduced international sales, resulting, in large part, from the continued decline in sales of the AngioStent(TM). Gross profit expressed as a percentage of net sales decreased to 45% during the current period versus 48% during the comparable period of the prior year due primarily to decreased production throughput at both the Queensbury and Irish facilities.

     Consolidated Results of Operations
     ----------------------------------

     For the twenty-six weeks ended November 27, 1999, the Company reported net earnings of $3,615,000, or $.36 and $.35 per common share on a basic and diluted basis, respectively, as compared to net earnings of $2,998,000, or $.30 and $.29 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period were favorably affected by increased sales and improved gross profit in the Diagnostic segment, partially offset by decreased sales and gross profit in the AngioDynamics segment, as well as increased operating expenses in the Diagnostic segment.

     Net sales for the twenty-six weeks ended November 27, 1999 increased 6%, or $2,997,000, as compared to the twenty-six weeks ended November 28, 1998. Increased sales of contrast systems of $3,328,000 and non-contrast systems of $1,405,000, including $740,000 relating to custom contract, were partially offset by decreased sales of AngioDynamics products of $1,736,000. Price increases accounted for approximately 2 1/2% of net sales in the current period. Net sales in international markets, including direct exports from the U.S., increased 9%, or $1,622,000, in the current period versus the comparable period of last year due to increased sales of contrast systems of $1,572,000 and non-contrast systems of $951,000, including $740,000 relating to custom contracts, partially offset by a decline in sales of AngioDynamics products of $901,000.

     Gross profit expressed as a percentage of net sales increased to 46% during the current period versus 43% during the comparable period of last year due to improved gross profit in the Diagnostic segment, partially offset by reduced gross profit in the AngioDynamics segment. The improved Diagnostic gross profit expressed as a percentage of net sales is due primarily to sales price increases, increased production throughput and decreased provision for inventory reserves of $388,000. The decreased AngioDynamics gross profit expressed as a percentage of net sales is due primarily to decreased production throughput at both the Queensbury and Irish facilities.

     S&A expenses were $17,669,000 during the twenty-six weeks ended November 27, 1999 versus $16,077,000 during the twenty-six weeks ended November 28, 1998. This increase of $1,592,000, or 10%, in the current period was due to increased Diagnostic S&A expenses, which can be attributed to expenses supporting the 11% sales increase during the current period.

     R&D expenditures increased 6% in the current period to $2,372,000, or 4% of net sales, from $2,231,000, or 4% of net sales, in the comparable prior year period. This increase was due primarily to increased contrast system spending of $118,000. Of the R&D expenditures in the current period, approximately 47% relate to contrast systems, 33% to AngioDynamics projects, 3% to immunological projects, 4% to other projects and 13% to general regulatory costs.

     Other income, net of other expenses, totaled $234,000 of income in the current period versus $378,000 of income in the comparable period of last year. This decline was due primarily to foreign currency exchange gains of $281,000 recorded in the comparable period of the prior year, partially offset by the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. of $138,000 in the comparable period of last year.

     The Company's effective tax rate during the twenty-six weeks ended November 27, 1999 approximated the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses were offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For the twenty-six weeks ended November 28, 1998, the Company's effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

     During the twenty-six weeks ended November 27, 1999, capital expenditures and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At November 27, 1999, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,941,000 as compared to $2,503,000 at May 29, 1999. The Company has available $5,405,000 under two bank lines of credit of which no amounts were outstanding at November 27, 1999.

     At November 27, 1999, approximately 66% of the Company's assets consist of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio is 4.05 to 1, with net working capital of $53,329,000 at November 27, 1999, as compared to the current ratio of 3.71 to 1, with net working capital of $48,430,000 at May 29, 1999.

     In January 1999, the Board of Directors authorized the repurchase of the Company's Class B Common Stock up to an aggregate purchase price of $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. As of November 27, 1999, the Company had repurchased 1,913 shares of Class A Common Stock and 65,774 shares of Class B Common Stock for approximately $359,000.

     Year 2000 Compliance
     --------------------

     Management developed and completed its plan to modify the Company's information technology to recognize the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The plan had three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

     The first area of focus was an assessment of traditional information technology, namely internal software business applications, hardware and desktop support. All of the Company's software systems, applications and desktop support have been assessed, modified and tested to be Year 2000 compliant.

     The second area of focus was an assessment of technology used in support areas, which includes the electronics in manufacturing equipment, telephone systems, security systems and payroll time clocks. At the present time, substantially all such equipment has either been tested to assure Year 2000 compliance or has been certified by vendors to be Year 2000 compliant.

     The third area of focus was communications with suppliers and customers to understand their level of readiness and assure a constant flow of materials to support business plans. The Company sought compliance statements from each of its significant suppliers. Communication has shown a high level of awareness and planning by these parties, most of which have provided positive assurances to maintain a constant flow of materials. At the present time, no material problems or concerns are indicated by these responses. However, if a significant vendor or customer is non-compliant, the Company can give no assurance that such occurrence will not have an adverse affect on the Company's results. The Company believes its action plans will minimize these risks and prevent any major interruptions in the flow of materials and products.

     Formal contingency plans were not formulated since the Company identified no specific areas where there was a substantial risk of year 2000 problems occurring.

     The plan was administered by internal staff and management. Costs incurred in the Company's readiness effort, which approximated $130,000, were expensed as incurred, except for those costs capitalized as fixed assets. Management believes that the Company has met its compliance goals and, to date, this project has not had a material impact on the Company's operations, though no future assurance can be given in this regard.

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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at November 27, 1999, the Company's assets and liabilities would increase or decrease by $2,422,000 and $748,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,368,000 and $138,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at November 27, 1999, results of operations would be favorably or unfavorably impacted by approximately $945,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $8,800,000. The bonds bear interest at a floating rate established weekly. During the twenty-six weeks ended November 27, 1999, the interest rate on the bonds approximated 3.6%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $88,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximates $1,941,000 at November 27, 1999, a change in interest rates would not materially impact results of operations or financial position. At November 27, 1999, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     At the Annual Meeting of Shareholders held October 19, 1999, the following persons were elected as Directors of the Company:

        Class III Directors:  (until the 2002 Annual Meeting)
        -------------------

             Howard S. Stern
             David P. Meyers

     In this election, 3,337,004 and 3,335,004 votes were cast for Mr. Stern and Mr. Meyers, respectively, and 378,780 and 380,780 shares were withheld from voting for Mr. Stern and Mr. Meyers, respectively.

     The following Directors continue in office for the duration of their terms:

        Class I Directors:  (until the 2000 Annual Meeting)
        -----------------

             Michael A. Davis, M.D.
             James L. Katz, CPA, JD

        Class II Directors:  (until the 2001 Annual Meeting)
        ------------------

             Paul S. Echenberg
             Donald A. Meyer
             Robert M. Topol

     A proposed amendment to the Company's 1983 Stock Option Plan to increase the number of authorized shares reserved for issuance pursuant to the 1983 Stock Option Plan by 800,000 from 1,817,974 to 2,617,974 was approved by a vote of 3,021,825 in favor, 444,759 against, 4,720 shares abstaining, and 244,480 broker non-votes.

     The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 2000 was approved by a vote of 3,711,055 in favor, 576 against, and 4,153 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

     No.  Description                                            Page
     ---  -----------                                            ----

     27   Financial data schedule                                 21

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended November 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          E-Z-EM, Inc.
                                         ---------------------------------------
                                          (Registrant)




Date   January 10, 2000                   /s/ Howard S. Stern
     --------------------                ---------------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director




Date   January 10, 2000                   /s/ Dennis J. Curtin
     --------------------                ---------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer