Form 10-Q
period 2000-02-26
EZ EM INC
filed 2000-04-11
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended February 26, 2000
                                               -----------------

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

                               Yes _X_     No ___

On April 7, 2000, there were 4,016,121 shares of the registrant's Class A Common Stock outstanding and 5,912,548 shares of the registrant's Class B Common Stock outstanding.

                                  Page 1 of 29
                            Exhibit Index on Page 20

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                            Page
------   ---------------------                                            ----


     Item 1. Financial Statements


       Consolidated Balance Sheets - February 26, 2000 and
          May 29, 1999                                                    3 - 4


       Consolidated Statements of Earnings - thirteen and
          thirty-nine weeks ended February 26, 2000 and
          February 27, 1999                                                   5


       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - thirty-nine weeks ended
          February 26, 2000                                                   6


       Consolidated Statements of Cash Flows - thirty-nine weeks
          ended February 26, 2000 and February 27, 1999                   7 - 8


       Notes to Consolidated Financial Statements                        9 - 12


     Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 13 - 18


     Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                         18 - 19


Part II:  Other Information
-------   -----------------


     Item 6. Exhibits and Reports on Form 8-K                                20

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         February 26,   May 29,
              ASSETS                                         2000         1999
                                                           -------      -------
                                                         (unaudited)   (audited)

CURRENT ASSETS
    Cash and cash equivalents                              $ 4,087      $ 8,073
    Debt and equity securities                               8,920        5,216
    Accounts receivable, principally
       trade, net                                           18,855       21,904
    Inventories                                             28,516       26,974
    Other current assets                                     5,181        4,151
                                                           -------      -------

          Total current assets                              65,559       66,318

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                            21,325       21,325

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization                    419          424

INTANGIBLE ASSETS, less accumulated
    amortization                                             2,193        2,328

DEBT AND EQUITY SECURITIES                                   6,637        3,015

OTHER ASSETS                                                 3,089        2,649
                                                           -------      -------

                                                           $99,222      $96,059
                                                           =======      =======



The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                         February 26,   May 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                     2000        1999
                                                           --------    --------
                                                         (unaudited)   (audited)

CURRENT LIABILITIES
    Notes payable                                                      $  1,829
    Current maturities of long-term debt                   $    210         197
    Accounts payable                                          5,500       7,320
    Accrued liabilities                                       7,679       7,736
    Accrued income taxes                                        404         806
                                                           --------    --------

          Total current liabilities                          13,793      17,888

LONG-TERM DEBT, less current maturities                       1,449         477

OTHER NONCURRENT LIABILITIES                                  3,184       2,403
                                                           --------    --------

          Total liabilities                                  18,426      20,768
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock
      Class A (voting), par value $.10 per
        share - authorized, 6,000,000 shares;
        issued and outstanding 4,016,483 shares
        at February 26, 2000 and 4,035,346 shares
        at May 29, 1999 (excluding 36,773 shares
        held in treasury at February 26, 2000)                  402         403
      Class B (nonvoting), par value $.10 per
        share - authorized, 10,000,000 shares;
        issued and outstanding 5,888,895 shares
        at February 26, 2000 and 6,058,277 shares
        at May 29, 1999 (excluding 308,847 and
        12,100 shares held in treasury at February
        26, 2000 and May 29, 1999, respectively)                589         606
    Additional paid-in capital                               20,415      21,917
    Retained earnings                                        58,018      53,887
    Accumulated other comprehensive income (loss)             1,372      (1,522)
                                                           --------    --------

          Total stockholders' equity                         80,796      75,291
                                                           --------    --------

                                                           $ 99,222    $ 96,059
                                                           ========    ========


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)

                                            Thirteen weeks ended                  Thirty-nine weeks ended
                                       -------------------------------       -------------------------------
                                       February 26,       February 27,       February 26,       February 27,
                                           2000               1999               2000               1999
                                         --------           --------           --------           --------
Net sales                                $ 25,752           $ 26,618           $ 80,922           $ 78,791

Cost of goods sold                         14,647             15,426             44,500             45,392
                                         --------           --------           --------           --------

      Gross profit                         11,105             11,192             36,422             33,399
                                         --------           --------           --------           --------

Operating expenses
  Selling and administrative                8,971              8,214             26,640             24,291
  Research and development                  1,190              1,335              3,562              3,566
                                         --------           --------           --------           --------

    Total operating expenses               10,161              9,549             30,202             27,857
                                         --------           --------           --------           --------

      Operating profit                        944              1,643              6,220              5,542

Other income (expense)
  Interest income                             243                128                534                385
  Interest expense                            (61)               (66)              (180)              (189)
  Equity in losses of affiliate                                  (62)                                 (200)
  Other, net                                  (26)                26                 36                408
                                         --------           --------           --------           --------

      Earnings before income
        taxes                               1,100              1,669              6,610              5,946

Income tax provision                          584                710              2,479              1,989
                                         --------           --------           --------           --------

      NET EARNINGS                       $    516           $    959           $  4,131           $  3,957
                                         ========           ========           ========           ========

Earnings per common share
  Basic                                  $    .05           $    .10           $    .41           $    .39
                                         ========           ========           ========           ========

  Diluted                                $    .05           $    .09           $    .40           $    .38
                                         ========           ========           ========           ========

Weighted average common shares
  Basic                                     9,988             10,094             10,045             10,085
                                         ========           ========           ========           ========

  Diluted                                  10,410             10,321             10,285             10,338
                                         ========           ========           ========           ========


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Thirty-nine weeks ended February 26, 2000
                                   (unaudited)
                        (in thousands, except share data)


                                        Class A                 Class B                             Accumulated
                                      common stock           common stock     Additional               other                 Compre-
                                  --------------------   -------------------    paid-in  Retained  comprehensive             hensive
                                   Shares       Amount    Shares      Amount    capital  earnings  income (loss)   Total     income
                                  ---------    -------   ---------   -------  ---------- --------  -------------  -------    ------
Balance at May 29, 1999           4,035,346     $403     6,058,277     $606     $21,917   $53,887     $(1,522)    $75,291

Exercise of stock options            17,910        2       112,090       11         689                               702
Income tax benefits on
  stock options exercised                                                            79                                79
Compensation related to
  stock option plans                                                                  4                                 4
Purchase of treasury stock          (36,773)      (3)     (296,747)     (30)     (2,348)                           (2,381)
Issuance of stock                                           15,275        2          74                                76
Net earnings                                                                                4,131                   4,131    $4,131
Unrealized holding gain on debt
  and equity securities                                                                                  2,979      2,979     2,979
Foreign currency translation
  adjustments                                                                                              (85)       (85)      (85)
                                  ---------    -----     ---------    -----     -------   -------      -------    -------    ------

Comprehensive income                                                                                                         $7,025
                                                                                                                             ======

Balance at February 26, 2000      4,016,483     $402     5,888,895     $589     $20,415   $58,018       $1,372    $80,796
                                  =========    =====     =========    =====     =======   =======      =======    =======


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                        Thirty-nine weeks ended
                                                      --------------------------
                                                      February 26,  February 27,
                                                          2000          1999
                                                        --------      --------
Cash flows from operating activities:
  Net earnings                                          $  4,131      $  3,957
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                        2,169         2,175
      Provision for doubtful accounts                         91           182
      Equity in losses of affiliate                                        200
      Deferred income tax provision                           37            25
      Other non-cash items                                    74            33
      Changes in operating assets and
        liabilities
          Accounts receivable                              2,958           115
          Inventories                                     (1,542)       (1,094)
          Other current assets                            (1,037)         (942)
          Other assets                                      (440)          (92)
          Accounts payable                                (1,820)          917
          Accrued liabilities                                (57)          487
          Accrued income taxes                              (432)           94
          Other noncurrent liabilities                       114           111
                                                        --------      --------

            Net cash provided by operating
              activities                                   4,246         6,168
                                                        --------      --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                        (2,021)       (1,628)
  Available-for-sale securities
    Purchases                                            (22,339)      (18,643)
    Proceeds from sale                                    18,635        16,995
  Increase in certificates of deposit                                     (802)
                                                        --------      --------

      Net cash used in investing activities               (5,725)       (4,078)
                                                        --------      --------

Cash flows from financing activities:
  Repayments of debt                                      (1,044)       (1,252)
  Proceeds from issuance of debt                              26
  Proceeds from exercise of stock options,
    including related income tax benefits                    781           278
  Purchase of treasury stock                              (2,381)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                               6             7
                                                        --------      --------

      Net cash used in financing activities               (2,612)         (967)
                                                        --------      --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                        Thirty-nine weeks ended
                                                      --------------------------
                                                      February 26,  February 27,
                                                          2000          1999
                                                        --------      --------


Effect of exchange rate changes on
  cash and cash equivalents                             $    105      $   (624)
                                                        --------      --------

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                              (3,986)          499

Cash and cash equivalents
  Beginning of period                                      8,073         4,654
                                                        --------     ---------

  End of period                                         $  4,087     $   5,153
                                                        ========     =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                          $     75     $     117
                                                        ========     =========

      Income taxes (net of refunds of $6 and $4 in
        2000 and 1999, respectively)                    $  3,044     $   1,827
                                                        ========     =========




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 26, 2000 and February 27, 1999
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of February 26, 2000, the consolidated statement of stockholders' equity and comprehensive income for the period ended February 26, 2000, and the consolidated statements of earnings and cash flows for the periods ended February 26, 2000 and February 27, 1999, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 1999 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at February 26, 2000 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K filed by the Company on August 27, 1999. The results of operations for the periods ended February 26, 2000 and February 27, 1999 are not necessarily indicative of the operating results for the respective full years.

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


NOTE B - INVENTORIES

     Inventories consist of the following:

                                                   February 26,          May 29,
                                                      2000                1999
                                                   ------------          -------
                                                           (in thousands)

       Finished goods                                $13,854             $14,000
       Work in process                                 2,666               1,926
       Raw materials                                  11,996              11,048
                                                     -------             -------

                                                     $28,516             $26,974
                                                     =======             =======

                          E-Z-EM, Inc. and Subsidiaries

                     February 26, 2000 and February 27, 1999
                                   (unaudited)


NOTE C - EARNINGS PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per share. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                                    Thirteen weeks ended                  Thirty-nine weeks ended
                                               -------------------------------       -------------------------------
                                               February 26,       February 27,       February 26,       February 27,
                                                   2000               1999               2000               1999
                                                  ------             ------             ------             ------
                                                                           (in thousands)

       Basic                                       9,988             10,094             10,045             10,085
       Effect of dilutive
         securities (stock
         options)                                    422                227                240                253
                                                  ------             ------             ------             ------

       Diluted                                    10,410             10,321             10,285             10,338
                                                  ======             ======             ======             ======

NOTE D - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 172,359 shares were granted at $5.63 per share, options for 130,000 shares were exercised at prices ranging from $3.66 to $7.54 per share, options for 13,947 shares were forfeited at prices ranging from $4.22 to $8.58 per share, and options for 5,970 shares expired at $10.73 per share during the thirty-nine weeks ended February 26, 2000. Under the 1997 AngioDynamics Stock Option Plan, options for 6.53 shares were granted at $40,000 per share, options for 1.14 shares were forfeited at $40,000 per share, and no options were exercised or expired during the thirty-nine weeks ended February 26, 2000.

     Under the Employee Stock Purchase Plan, 1,275 shares were purchased at $4.46 per share during the thirty-nine weeks ended February 26, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of February 26, 2000, the Company had repurchased 36,773 shares of Class A Common Stock and 308,847 shares of Class B Common Stock for approximately $2,450,000.

                          E-Z-EM, Inc. and Subsidiaries

                     February 26, 2000 and February 27, 1999
                                   (unaudited)


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

     The components of comprehensive income, net of related tax, are as follows:

                                                   Thirty-nine weeks ended
                                                  ------------------------------
                                                  February 26,     February 27,
                                                     2000              1999
                                                    -------          -------
                                                         (in thousands)

      Net earnings                                  $ 4,131          $ 3,957
      Unrealized holding gain on debt
        and equity securities                         2,979              248
      Foreign currency translation
        adjustments                                     (85)          (1,031)
                                                    -------          -------

          Comprehensive income                      $ 7,025          $ 3,174
                                                    =======          =======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                  February 26,       May 29,
                                                     2000              1999
                                                    -------          -------
                                                         (in thousands)

      Unrealized holding gain on debt
        and equity securities                       $ 4,173          $ 1,193
      Cumulative translation adjustments             (2,801)          (2,715)
                                                    -------          -------

          Accumulated other comprehensive income
            (loss)                                  $ 1,372          $(1,522)
                                                    =======          =======


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

                          E-Z-EM, Inc. and Subsidiaries

                     February 26, 2000 and February 27, 1999
                                   (unaudited)


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

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                               Thirteen weeks ended                   Thirty-nine weeks ended
                                       ---------------------------------         ---------------------------------
                                       February 26,         February 27,         February 26,         February 27,
                                           2000                 1999                 2000                 1999
                                         --------             --------             --------             --------
                                                                      (in thousands)
     Net sales from external
     customers
       Diagnostic products
         Contrast systems               $ 14,044             $ 14,911             $ 47,249             $ 44,788
         Non-contrast systems              6,806                7,166               19,904               18,859
                                        --------             --------             --------             --------

         Total Diagnostic products        20,850               22,077               67,153               63,647
       AngioDynamics products              4,902                4,541               13,769               15,144
                                        --------             --------             --------             --------

     Total net sales from external
       customers                        $ 25,752             $ 26,618             $ 80,922             $ 78,791
                                        ========             ========             ========             ========

     Intersegment net sales
       Diagnostic products              $   --               $      9             $      2             $     35
       AngioDynamics products                494                  129                  819                  383
                                        --------             --------             --------             --------

     Total intersegment net sales       $    494             $    138             $    821             $    418
                                        ========             ========             ========             ========

     Net earnings (loss)
       Diagnostic products              $    805             $  1,413             $  5,442             $  4,325
       AngioDynamics products               (296)                (454)              (1,354)                (365)
       Eliminations                            7                 --                     43                   (3)
                                        --------             --------             --------             --------

     Total net earnings                 $    516             $    959             $  4,131             $  3,957
                                         ========             ========             ========             ========

                                                                                 February 26,         February 27,
                                                                                     2000                 1999
                                                                                   --------             --------
                                                                                          (in thousands)
     Assets
       Diagnostic products                                                         $111,547            $107,027
       AngioDynamics products                                                        17,710              17,922
       Eliminations                                                                 (30,035)            (28,890)
                                                                                   --------            --------

     Total assets                                                                  $ 99,222            $ 96,059
                                                                                   ========            ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended February 26, 2000 and February 27, 1999
------------------------------------------------------

     The Company's quarters ended February 26, 2000 and February 27, 1999 both represent thirteen weeks.

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

                                          Diagnostic       AngioDynamics        Eliminations           Total
                                          ----------       -------------        ------------           -----
                                                                       (in thousands)

Quarter ended February 26, 2000
-------------------------------

 Unaffiliated customer sales               $20,850            $ 4,902                --               $25,752
 Intersegment sales                           --                  494             ($  494)               --
 Gross profit                                8,513              2,585                   7              11,105
 Operating profit (loss)                       959                (22)                  7                 944

Quarter ended February 27, 1999
-------------------------------

 Unaffiliated customer sales               $22,077            $ 4,541                --               $26,618
 Intersegment sales                              9                129             ($  138)               --
 Gross profit (loss)                         9,117              2,078                  (3)             11,192
 Operating profit (loss)                     2,059               (416)               --                 1,643

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter declined by $1,100,000 due primarily to decreased sales and increased operating expenses. Net sales decreased 6%, or $1,227,000, due to lower demand for sales of both contrast systems and non-contrast systems. The lower sales demand resulted, in part, from the stocking of higher inventory levels by the Company's distributors in the second quarter, in anticipation of potential Year 2000 ("Y2K") related supply issues. Price increases accounted for approximately 5% of net sales in the current quarter. Gross profit expressed as a percentage of net sales was 41% during both the current quarter as well as the comparable quarter of the prior year, as the favorable affect of sales price increases offset the effects of increased provision for inventory reserves of $346,000. Increased operating expenses of $496,000 can be attributed to increased selling and administrative expenses, resulting, in part, from investment in new product introductions and selling and marketing initiatives.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $394,000 due primarily to increased sales and improved gross profit. Net sales increased 8%, or $361,000, due primarily to the introduction of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, in the second quarter of the current fiscal year. Gross profit expressed as a percentage of net sales improved to 48% during the current quarter versus 45% during the comparable quarter of the prior year due primarily to decreased provision for inventory reserves of $243,000.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended February 26, 2000, the Company reported net earnings of $516,000, or $.05 per common share on both a basic and diluted basis, as compared to net earnings of $959,000, or $.10 and $.09 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current quarter were adversely affected by decreased sales and increased operating expenses in the Diagnostic segment, partially offset by increased sales and improved gross profit in the AngioDynamics segment.

     Net sales for the quarter ended February 26, 2000 decreased 3%, or $866,000, as compared to the quarter ended February 27, 1999 due to decreased sales of contrast systems of $867,000 and non-contrast systems of $360,000, partially offset by increased sales of AngioDynamics products of $361,000. Price increases accounted for approximately 4% of net sales in the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 8%, or $708,000, in the current quarter versus the comparable period of last year due to decreased sales of non-contrast systems of $459,000, including $373,000 relating to custom contracts, contrast systems of $151,000 and AngioDynamics products of $98,000.

     Gross profit expressed as a percentage of net sales increased to 43% during the current quarter versus 42% during the comparable quarter of the prior year due to improved gross profit in the AngioDynamics segment, resulting from a decrease in provision for inventory reserves of $243,000.

     Selling and administrative ("S&A") expenses were $8,971,000 during the quarter ended February 26, 2000 versus $8,214,000 during the quarter ended February 27, 1999. This increase of $757,000, or 9%, in the current quarter was due primarily to increased Diagnostic S&A expenses, which can be attributed, in part, to investment in new product introductions and selling and marketing initiatives.

     Research and development ("R&D") expenditures decreased 11% in the current quarter to $1,190,000, or 5% of net sales, from $1,335,000, or 5% of net sales, in the comparable quarter of the prior year. This decline was due primarily to decreased contrast system spending of $65,000 and AngioDynamics project spending of $45,000. Of the R&D expenditures in the current quarter, approximately 47% relate to contrast systems, 35% to AngioDynamics projects, 2% to immunological projects, 4% to other projects and 12% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $156,000 of income in the current quarter versus $26,000 of income in the comparable period of last year. This improvement was due primarily to increased interest income of $115,000, resulting from the investment of additional funds provided by operations, and the recording of the Company's approximate 23% share in the losses of ITI Medical Technologies, Inc. ("ITI") of $62,000 in the comparable period of last year, partially offset by increased foreign currency exchange losses of $58,000 in the current quarter.

     The Company's effective tax rate of 53% during the quarter ended February 26, 2000 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses also contributed to the unusually high effective tax rate, but were partially offset by earnings of the Company's Puerto

Rican subsidiary, which are subject to favorable U.S. tax treatment. For the quarter ended February 27, 1999, the Company's effective tax rate of 43% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Thirty-nine weeks ended February 26, 2000 and February 27, 1999
---------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                          Diagnostic       AngioDynamics        Eliminations           Total
                                          ----------       -------------        ------------           -----
                                                                     (in thousands)

Thirty-nine weeks ended February 26, 2000
-----------------------------------------

 Unaffiliated customer sales               $67,153            $13,769                --               $80,922
 Intersegment sales                              2                819               ($821)               --
 Gross profit                               29,681              6,700                  41              36,422
 Operating profit (loss)                     7,015               (838)                 43               6,220

Thirty-nine weeks ended February 27, 1999
-----------------------------------------

 Unaffiliated customer sales               $63,647            $15,144                --               $78,791
 Intersegment sales                             35                383               ($418)               --
 Gross profit (loss)                        26,127              7,293                 (21)             33,399
 Operating profit (loss)                     5,697               (152)                 (3)              5,542

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period improved by $1,318,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 6%, or $3,506,000, due to price increases and increased demand for sales of both contrast systems and non-contrast systems. Price increases accounted for approximately 4% of net sales in the current period. Gross profit expressed as a percentage of net sales improved to 44% during the current period, versus 41% during the comparable period of the prior year due primarily to sales price increases and increased production throughput. Increased operating expenses of $2,236,000 can be attributed to increased S&A expenses, resulting, in part, from investment in new product introductions and selling and marketing initiatives.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period declined by $686,000 due primarily to decreased sales and gross profit. Net sales decreased 9%, or $1,375,000, due primarily to lower than expected sales of Pulse*Spray products, resulting from the suspension of the sale of the clot-dissolving drug abbokinase by Abbott Laboratories in the domestic marketplace, and reduced international sales, resulting, in large part, from the continued decline in sales of coronary stents. Abbokinase is the primary drug used in connection with the Company's Pulse*Spray products. Gross profit expressed as a percentage of net sales decreased to 46% during the current period versus 47% during the comparable period of the prior year due primarily to decreased production throughput at both the Queensbury, New York and Irish facilities, partially offset by decreased provision for inventory reserves of $329,000.

     Consolidated Results of Operations
     ----------------------------------

     For the thirty-nine weeks ended February 26, 2000, the Company reported net earnings of $4,131,000, or $.41 and $.40 per common share on a basic and diluted basis, respectively, as compared to net earnings of $3,957,000, or $.39 and $.38 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period were favorably affected by increased sales and improved gross profit in the Diagnostic segment, partially offset by decreased sales and gross profit in the AngioDynamics segment, as well as increased operating expenses in the Diagnostic segment.

     Net sales for the thirty-nine weeks ended February 26, 2000 increased 3%, or $2,131,000, as compared to the thirty-nine weeks ended February 27, 1999 due to increased sales of contrast systems of $2,461,000 and non-contrast systems of $1,045,000, partially offset by decreased sales of AngioDynamics products of $1,375,000. Price increases accounted for approximately 3% of net sales in the current period. Net sales in international markets, including direct exports from the U.S., increased 3%, or $914,000, in the current period versus the comparable period of last year due to increased sales of contrast systems of $1,421,000 and non-contrast systems of $492,000, including $367,000 relating to custom contracts, partially offset by decreased sales of AngioDynamics products of $999,000.

     Gross profit expressed as a percentage of net sales increased to 45% during the current period versus 42% during the comparable period of last year due to improved gross profit in the Diagnostic segment, partially offset by reduced gross profit in the AngioDynamics segment. The improved Diagnostic gross profit expressed as a percentage of net sales is due primarily to sales price increases and increased production throughput. The decreased AngioDynamics gross profit expressed as a percentage of net sales is due primarily to decreased production throughput at both the Queensbury and Irish facilities, partially offset by decreased provision for inventory reserves of $329,000.

     S&A expenses were $26,640,000 during the thirty-nine weeks ended February 26, 2000 versus $24,291,000 during the thirty-nine weeks ended February 27, 1999. This increase of $2,349,000, or 10%, in the current period was due primarily to increased Diagnostic S&A expenses, which can be attributed, in part, to investment in new product introductions and selling and marketing initiatives.

     R&D expenditures in the current period were $3,562,000, or 4% of net sales, versus $3,566,000, or 5% of net sales, during the comparable prior year period. There were no materially significant factors affecting the comparison of R&D expenditures in the current period versus the comparable prior year period. Of the R&D expenditures in the current period, approximately 47% relate to contrast systems, 34% to AngioDynamics projects, 3% to immunological projects, 4% to other projects and 12% to general regulatory costs.

     Other income, net of other expenses, totaled $390,000 of income in the current period versus $404,000 of income in the comparable period of last year. The decline in foreign currency exchange gains and losses of $365,000, was offset by the recording of the Company's approximate 23% share in the losses of ITI of $200,000 in the comparable period of last year, and increased interest income of $149,000, resulting from the investment of additional funds provided by operations.

     The Company's effective tax rate of 38% during the thirty-nine weeks ended February 26, 2000 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized. Earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, were offset by losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses. For the thirty-nine weeks ended February 27, 1999, the Company's effective tax rate of 33% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded tax credit carryforwards and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

     During the thirty-nine weeks ended February 26, 2000, the purchase of treasury stock, capital expenditures and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At February 26, 2000, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,659,000 as compared to $2,503,000 at May 29, 1999. The Company has available $5,452,000 under two bank lines of credit of which no amounts were outstanding at February 26, 2000.

     At February 26, 2000, approximately 61% of the Company's assets consist of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio is 4.75 to 1, with net working capital of $51,766,000 at February 26, 2000, as compared to the current ratio of
3.71 to 1, with net working capital of $48,430,000 at May 29, 1999.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of February 26, 2000, the Company had repurchased 36,773 shares of Class A Common Stock and 308,847 shares of Class B Common Stock for approximately $2,450,000.

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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. However, since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at February 26, 2000, the Company's assets and liabilities would increase or decrease by $2,347,000 and $606,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,303,000 and $47,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical change in the foreign currency versus the U.S. dollar exchange rates of 10% at February 26, 2000, results of operations would be favorably or unfavorably impacted by approximately $1,006,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $8,885,000. The bonds bear interest at a floating rate established weekly. During the thirty-nine weeks ended February 26, 2000, the interest rate on the bonds approximated 3.7%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $89,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximates $1,659,000 at February 26, 2000, a change in interest rates would not materially impact results of operations or financial position. At February 26, 2000, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

     No.         Description                                            Page
     ---         -----------                                            ----

      3        1983 Stock Option Plan                                    21

     27        Financial data schedule                                   29

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended February 26, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            E-Z-EM, Inc.
                                            ----------------------------------
                                            (Registrant)




Date April 11, 2000                         /s/ Anthony A. Lombardo
     --------------------                   ----------------------------------
                                            Anthony A. Lombardo, President and
                                            Chief Executive Officer




Date April 11, 2000                         /s/ Dennis J. Curtin
     --------------------                   ----------------------------------
                                            Dennis J. Curtin, Senior Vice
                                            President - Chief Financial Officer