Form 10-K
period 2000-06-03
EZ EM INC
filed 2000-09-01
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 3, 2000 Commission file number 1-11479
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

                                 Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting Class A and non-voting Class B Common Stock held by non-affiliates on August 4, 2000 was $42,804,000.

On August 4, 2000, there were 4,014,641 shares of the registrant's Class A Common Stock outstanding and 5,898,686 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 2000 Annual Meeting of Stockholders to be held October 24, 2000 are incorporated by reference in Part III of this Form 10-K Report.

                                  Page 1 of 81
                            Exhibit Index on Page 33

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part I:
-------

        Item l.  Business                                                      3

        Item 2.  Properties                                                   13

        Item 3.  Legal Proceedings                                            13

        Item 4.  Submission of Matters to a Vote of Security Holders          14


Part II:
--------

        Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          15

        Item 6.  Selected Financial Data                                      16

        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          17

        Item 7A. Quantitative and Qualitative Disclosures About
                 Market Risk                                                  21

        Item 8.  Financial Statements and Supplementary Data                  22

        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          22


Part III:
---------

        Item 10. Directors and Executive Officers of the Registrant           23

        Item 11. Executive Compensation                                       26

        Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                               29

        Item 13. Certain Relationships and Related Transactions               32


Part IV:
--------

        Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                          33

                                     Part I
                                     ------


Item 1. Business
        --------

(a)  General Development of Business
     -------------------------------

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, together with its predecessors, has been in business for over 38 years, and has its corporate offices located at 717 Main Street, Westbury, N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease. Interventional radiologists primarily use these products during minimally invasive diagnostic and therapeutic surgical procedures.

     E-Z-EM's products consist of specially developed powdered and liquid barium sulfate formulations and consumable medical devices, which function together as a system ("contrast systems"), for examination of the various parts of the gastrointestinal ("G.I.") tract. Contrast systems are used in X-ray, CT-scanning and other imaging examinations. The G.I. tract is commonly referred to as the digestive system and consists of the pharynx, esophagus, stomach, small intestine (or small bowel) and colon. E-Z-EM manufactures a broad spectrum of barium sulfate products for different uses in G.I. tract examinations. Each E-Z-EM barium sulfate formulation is tailored to that portion of the G.I. tract to be examined, and to the procedures employed by radiologists in each examination. Based upon sales, the Company believes that it is the leading worldwide producer of barium sulfate contrast systems for use in G.I. tract examinations.

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. See "Narrative Description of Business".

     The Company's sales of contrast and non-contrast systems, collectively the diagnostic ("Diagnostic") products industry segment, net of intersegment eliminations, increased 6% during 2000 as compared to 1999 due to price increases and increased demand.

     The Company manufactures and markets, through AngioDynamics, six differentiated product groups for use during interventional radiology procedures: angiographic products, thrombolytic products, image-guided vascular access products, angioplasty products, stents, and drainage products. Collectively these products are classified as the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 2000, AngioDynamics product sales, net of intersegment eliminations, decreased 1%. International sales decreased 32% due, in large part, to a continued decline in stent sales. Domestic sales increased 5% as a result of the introduction of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, in the second quarter of 2000.

     On July 27, 2000, AngioDynamics entered into two agreements to sell all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in

Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. The gain resulting from this sale will not be material to the financial position and results of operations for the quarter ended September 2, 2000. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will manufacture certain interventional radiology products sold by AngioDynamics.

     Unless  the  context  requires  otherwise,   all  references  herein  to  a
particular year are references to the Company's fiscal year.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and Magnetic Resonance Imaging ("MRI") imaging examinations, and non-contrast systems, including radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiographic, thrombolytic, image-guided vascular access, angioplasty, stents, and drainage medical devices used in the interventional radiology marketplace.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

(c)  Narrative Description of Business
     ---------------------------------

     Diagnostic Products
     -------------------

     Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests.

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 38 years ago. For over 80 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient for X-rays. In addition, it is biologically inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

     The Company's contrast systems are designed for a variety of radiologic procedures. In single contrast procedures, a portion of the G.I. tract is filled with barium sulfate to produce a diagnostic image of the tract's contours. In double contrast procedures, CO2 or air is used to distend the G.I. tract after coating with a high density barium sulfate suspension. This produces a significantly clearer diagnostic image of the tract's surface than that obtainable through the use of single contrast procedures. In computed tomography procedures, known as "CT-scanning", a specially formulated low density barium sulfate product is used to fill and thus identify the G.I. tract.

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in disposable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Sales of contrast systems increased 8% during 2000 as compared to 1999.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Sales of non-contrast systems increased 2% during 2000 as compared to 1999.

     The Company's line of radiological medical devices include electromechanical injectors and syringes, needles, trays and ancillary devices used during a variety of radiologic and ultrasound procedures. This product grouping includes the PercuPump Touchscreen(TM) with EDA(TM) injector ("PP with EDA"), which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PP with EDA, introduced in
1998, is the first CT injector designed to aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. The PP with EDA is comprised of an electromechanical injector, a consumable syringe, and a disposable EDA detector patch. Other radiological medical devices include entry needles, biopsy needles, trays and ancillary products used during mammography, amniocentesis and other specialty procedures.

     Custom contract pharmaceutical and cosmetic products are manufactured on a contract basis by E-Z-EM Canada Inc. ("E-Z-EM Canada"), the Company's wholly-owned Canadian subsidiary. Pharmaceuticals include products for dermatology, cough and cold medicines, liquid vitamins, antacids and sun screen lotions and creams. Cosmetic products include skin care products, namely anti-aging and moisturizers.

     E-Z-EM Canada has a long-term agreement with O'Dell Engineering Ltd. ("O'Dell") of Cambridge, Ontario, Canada, to commercialize a decontamination lotion for chemical warfare agents. The product line, known as Reactive Skin Decontaminant Lotion ("RSDL"), is currently marketed to the defense sector. Under the terms of the agreement, E-Z-EM Canada is the exclusive manufacturer of the product and is responsible for all phases of product development, including future generation decontaminants.

     RSDL is a decontamination lotion which neutralizes and destroys chemical warfare agents. It has been shown to be effective against the G and V families of nerve agents, which include Sarin (used in the Tokyo subway terrorist attack) and VX, and the H and L families of vesicants (blister agents), which include Mustard and Lewisite. Developed by the Defense Research Establishment of the Canadian Department of National Defense, the product patent is held by the Canadian government, which has entered into an exclusive licensing agreement with

O'Dell until the year 2010. To date, patents have been issued for RSDL in the U.S., Canada and over a dozen European countries.

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

     The Primary Care Division of Beckman Coulter, Inc. ("Beckman"), with whom EPI co-developed the serum and whole blood tests, also markets its version of the product under the name FlexSure(TM) HP in the U.S. and other selected territories. EPI receives revenue from royalties on the sale of product by Beckman to its distributors and end-users, and from the sale of EPI's patented antigen to Beckman for use in both tests. In addition, EPI derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. The Company markets the HM-CAP test direct and through distributors in the U.S. and abroad.

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

     Significant Customers

     Sales to Marconi Medical Systems, Inc. (formally Picker International, Inc.) and Diagnostic Imaging Inc., which are distributors of the Company's Diagnostic products, were 18% and 12%, respectively, of total net sales during 2000.

     AngioDynamics Products
     ----------------------

     The Company, through its wholly-owned subsidiary, AngioDynamics, designs, develops, manufactures and markets a variety of differentiated products and systems for the worldwide interventional radiology marketplace, which is the practice of medicine using both traditional and new imaging procedures to perform minimally invasive diagnostic and therapeutic surgical procedures.

     The Company believes that the interventional radiology market is growing dramatically. This is due, in large part, to the less invasive aspects of interventional radiology procedures, as compared to open surgical procedures, which result in a reduction in the overall cost of medical care while providing important patient benefits. Interventional radiology procedures are often performed on an out-patient basis, thereby requiring fewer hospital support services. These procedures, even when performed on an in-patient basis, generally require a shorter hospital stay than do more traditional surgical procedures. Interventional radiology procedures also typically can have reduced risk and trauma, are less complex, have fewer and less serious complications, can often be performed earlier in the stage of a disease, and frequently result in less costly and more definitive therapy than do more traditional surgical procedures. The Company expects the number of interventional radiology procedures performed to increase as these procedures gain wider acceptance, as more physicians become trained in less invasive medical specialties, and as these procedures become more widely performed in community hospitals as well as in major medical centers. Improvements in imaging and device technology should further expand the application of interventional radiology procedures.

     Angiographic Products

     Angiographic products include diagnostic catheters, fluid management products and CO2Ject(TM), a proprietary angiographic system that uses carbon dioxide ("CO2") instead of standard iodinated contrast media. These products are used during procedures known as "angiograms" and "venograms", which provide images of the human peripheral vasculature and blood flow.

     The Company manufactures three lines of angiographic catheters, Soft-Vu(TM), Memory-Vu(TM), and ANGIOPTIC(TM), suitable for diagnosing the peripheral human vascular system. These catheters are available in over 500 tip configurations and lengths, either as standard catalogue items or made to order through the Company's customization program. The Company's lines of angiographic catheters are cleared for sale in the U.S., the European community, Japan and elsewhere throughout the world.

     The proprietary Soft-Vu/Memory-Vu catheter technology incorporates a soft, atraumatic tip that is attached to a more rigid shaft. In addition to being soft, the catheter tips are also easily visualized under fluoroscopy. The Company believes this soft tipped catheter technology offers the physician a safe diagnostic catheter with less propensity to perforate or lacerate an artery or vein.

     The Company's ANGIOPTIC catheter line is distinguished from other catheters because the entire catheter is highly visible under fluoroscopy. The catheter is constructed using a proprietary triple-layer extrusion technology.

     The Company manufactures several lines of products used to administer fluids and contain the blood and other biological wastes produced during an interventional radiology procedure. These products are designed to meet the concern about HIV and hepatitis. The AngioFill(TM) product line controls airborne blood borne pathogens by aspirating a catheter and injecting the blood into an appropriate receptacle. The AngioFill systems also have fluid lines that connect to saline and contrast media bottles. In use, physicians aspirate the catheter with a syringe and release the contents in the AngioFill bag. While the syringe is still connected to the AngioFill, the physician draws fresh saline or contrast media to flush the catheter. The patented Pulse-Vu Needle(TM) and Sos
Bloodless Entry Needle(TM) control airborne blood borne pathogens and the spurting blood flow normally encountered in a femoral arterial puncture. Both needles have a thin diaphragm to divert the pressurized column of blood into a clear, flexible side arm tube, thus preventing the blood from entering the clinical environment. The special diaphragm has a slit that allows easy passage of a guidewire through the needle hub and needle lumen and into the lumen of the artery. The Company has secured patents on its bloodless needle technology. All of the Company's fluid management products are cleared for sale in the U.S., the European community, Japan and elsewhere throughout the world.

     The CO2Ject is comprised of CO2 contrast, an automated injector, a CO2 connection set, a diagnostic catheter and an angioplasty balloon catheter. Since a normal function of the human vasculature and blood flow system is the transfer and expulsion of CO2 through the respiratory system, the Company believes that CO2 provides a higher degree of safety than iodinated contrast media, which can cause severe allergic reactions in certain patients. The Company also believes that CO2 is more cost effective and provides better images than iodinated contrast media. Currently, the CO2Ject is being sold in Europe, South America, Australia and Asia. To date, there is no automated CO2 system that has received U.S. Food and Drug Administration ("FDA") clearance for sale in the U.S. The Company has not applied for FDA clearance for the CO2Ject, and, in the event that the Company does, there can be no assurance that such clearance will be obtained at all.

     Thrombolytic Products

     The Company's proprietary thrombolytic product line is marketed under the names Pulse*Spray(R) and UNI*FUSE(TM) which are used to dissolve blood clots in hemodialysis access grafts, arteries and veins. Pulse*Spray and UNI*FUSE Sets include PRO(TM) Infusion Catheters, occluding wires, check valves, and syringes. The Pulse*Spray and UNI*FUSE Sets optimize the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. This improvement has been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three. This represents significant cost savings for the hospital, the patient, and the healthcare system, while reducing the complications associated with the use of larger volumes of lytic agent. The Pulse*Spray and UNI*FUSE Sets are cleared for sale in the U.S., the European community, Japan and elsewhere throughout the world.

     The  Pulse*Spray  Injector  is  designed  to be  used in  conjunction  with
AngioDynamics' other thrombolytic products. This automated injector replaces hand pressure as an injection mechanism and improves the consistency and efficiency of the delivery of lytic agents through various Pulse*Spray and UNI*FUSE Sets, as well as PRO Infusion Catheters. It allows the user to deliver a wide range of infusion volumes and times and utilizes state-of-the-art computer technology with a touch screen program to store up to 20 customer-specified programs.

     The Pulse*Spray Injector is cleared for sale in the U.S., the European community and elsewhere throughout the world. The Company believes that the Pulse*Spray Injector provides the first viable treatment for dissolving deep vein clots ("DVT's") in a wide patient population. Clinical experience with the Pulse*Spray Injector indicates a significant reduction in the amount of thrombolytic drugs and time required to resolve thrombosed deep veins in the legs.

     Image-Guided Vascular Access Products

     The Company's image-guided vascular access products are marketed under the AVA(TM) trade name and include the Schon catheter, the Schon XL catheter, peripherally inserted central catheters ("PICC's"), implanted medication ports ("Port's") and central venous catheters.

     The AVA(TM) trade name stands for "AngioDynamics Vascular Access" and is the Company's banner for an initiative into the market for image-guided vascular access. Precise placement of vascular access devices has become a significant part of the practice of interventional radiology primarily due to the mastery of high quality imaging equipment including fluoroscopy and ultrasound. These devices are used to provide a dialysis conduit, and to deliver nutrition, antibiotics and chemotherapy drugs. Mixing these fluids in a high blood flow near the heart reduces damage to the venous system and more rapidly distributes these drugs through the body. The Company believes image-guided vascular access ("IGVA") is the most rapidly growing procedure that is performed by interventional radiologists.

     Angioplasty Products

     In 2000, the Company introduced a new percutaneous transluminal angioplasty ("PTA") balloon catheter, the Workhorse(TM). This high-pressure balloon is positioned to perform nearly 80% of all PTA procedures at a very economical price. The product is offered in 54 configurations. The product is cleared for sale in the U.S., the European community and elsewhere throughout the world. The Company is pursuing vigorous sales and marketing efforts.

     Stents

     Stents are used to hold open passageways in the body that may have closed or become obstructed as a result of aging, disease, or trauma. Stents are increasingly being used as an alternative to or adjunct to surgical and minimally invasive procedures and drug therapies, which reduce procedure time, patient trauma, hospitalization and recovery time.

     The Company's patented stent for biliary and peripheral vascular use, the VISTAFLEX(TM), incorporates a platinum linked-looped design. The VISTAFLEX stent is constructed from a single strand of platinum alloy wire that is precision formed. The Company believes that this design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs. The stent is also unique in that it can be easily imaged using MRI guidance, thus permitting the use of non-invasive MRI in place of the more invasive fluoroscopic imaging that other stents require.

     During 1999, the FDA granted AngioDynamics a 510(k) clearance to market the VISTAFLEX stent for the treatment of biliary stricture in the U.S. Biliary stricture, a condition common among hepatic and pancreatic cancer patients, is a narrowing of the bile duct as a result of tumor ingrowth. The VISTAFLEX is marketed internationally for peripheral vascular and biliary stricture applications. The VISTAFLEX for peripheral vascular applications has not yet been cleared for sale in the U.S. The Company intends to submit a premarket approval ("PMA") application to obtain marketing clearance from the FDA for peripheral vascular applications, but there can be no assurance that such clearance will be obtained.

     Drainage Products

     In 2000, the Company introduced a new line of fluid drainage catheters, trade named Abscession(TM). These catheters are intended to drain abscesses, chest fluid, pancreatitis fluid, and urine percutaneously from the body. This product line features a soft catheter material that is intended to be more comfortable for the patient. The catheter material also recovers its shape if bent or severely deformed; these events are common as patients roll over and kink the catheters during sleep. Drainage procedures are routinely performed by interventional radiologists using fluoroscopy, CT or ultrasound guidance.

     Coronary Products

     The Company made a strategic decision to exit the market for coronary products in order to focus entirely on the interventional radiology marketplace.

This decision culminated in the sale, on July 27, 2000, of AngioDynamics Ltd., the Irish subsidiary that manufactured the Company's coronary products.

     Marketing
     ---------

     The Company believes that the success of its barium sulfate products is primarily due to its ability to create contrast systems with specific, sophisticated barium formulations for varying radiologic needs. E-Z-EM continues to develop new barium sulfate products, including products for CT-scanning and MRI procedures.

     E-Z-EM's contrast systems, laxatives, X-ray protection equipment and radiological medical devices, such as syringes, biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through approximately 170 distributors, supported by 29 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's contrast systems are also marketed through 126 distributors, including wholly-owned subsidiaries in Canada, the United Kingdom, Japan and Holland. Significant sales are made in Canada, the United Kingdom, Japan, Italy, Holland, Austria, Sweden, Germany, South Africa and Australia. Foreign distributors are generally granted exclusive distribution rights and hold governmental product registrations in their names, although new registrations are currently being filed in the Company's name where permissible by applicable law.

     The Company's AngioDynamics products are marketed to interventional radiologists. Domestic sales are supported by 21 direct sales employees, while the international marketing effort is conducted through 50 distributors, including three wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

     Competition
     -----------

     Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. The Company faces competition domestically from Inovision Holdings LP (formally Lafayette Pharmaceuticals, Incorporated), as well as from small U.S. competitors, and it also faces competition outside of the U.S. The Company competes primarily on the basis of product quality, customer service, the availability of a full line of barium sulfate formulations tailored to user needs, and price.

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

     The Company competes in the AngioDynamics products segment on the basis of product quality, product innovation, sales, marketing and service effectiveness, and price. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company, focusing on these markets. Those Company products that the FDA has already cleared and those Company products that in the future receive FDA clearance will have to compete vigorously for market acceptance and market share.

     Cook, Inc., Boston Scientific Corporation, Johnson & Johnson Interventional System, Co., C.R. Bard, Inc., Medtronic, Inc. and Guidant Corporation, among others, currently compete against the Company in the development, production and marketing of stents and stent technology.

     The Company's stent technology also competes against more traditional treatments. For example, the medical indications that can be treated by stents can also be treated by surgery, drugs, or other medical devices, many of which are widely accepted in the medical community.

     Within the contrast media market, the Company's CO2Ject system competes with a product offered by Daum GmbH. The Company also competes with companies marketing iodinated contrast agents. These companies include Nycomed Inc., Bracco s.p.a., Schering AG and Mallinckrodt, Inc.

     In the market for angiographic catheters, the Company's major competitors are Cook, Inc. and Johnson & Johnson Interventional System, Co.

     The competitive situation in the market for thrombolytic products is complex. The first level of competition is the medical profession, where each physician can decide if an artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. The Company's primary competitors in this market are Boston Scientific Corporation, Micro Therapeutics, Inc., Cook, Inc. and Arrow International.

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

     Research and Development
     ------------------------

     In addition to its technical staff, which consists of a Medical/Technical Director and 39 employees, the Company has consulting arrangements with various physicians who assist through their independent research and product development. Research and development expenditures totaled $4,880,000, or 4% of net sales, in 2000, as compared to $4,847,000, or 5% of net sales, in 1999 and $5,662,000, or 6% of net sales, in 1998. The Company is committed to expansion of its product lines through research and development.

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

     The Company believes that success in the AngioDynamics products segment is dependent, to a large extent, on patent protection and the proprietary nature of its technology. The Company intends to file and prosecute patent applications for technology for which it believes patent protection is effective and advisable. The Company believes that issued patents covering Soft-Vu angiographic catheters, thrombolytic products and VISTAFLEX are significant to its AngioDynamics business.

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

     Employees
     ---------

     The Company employs 955 persons, 185 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 91 and 90 employees expire in December 2002 and December 2004, respectively. The Company considers employee relations to be satisfactory.

(d)  Financial  Information Regarding Foreign and Domestic Operations and Export
     ---------------------------------------------------------------------------
     Sales
     -----

     The Company derived about 33% of its sales from customers outside the U.S. during 2000. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 366 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 155 foreign distributors to 83 countries outside of the U.S.

     The  net  sales  of  each  geographic   area  and  the  long-lived   assets
attributable to each geographic area are set forth in Note O to the Consolidated Financial Statements included herein.


Item 2. Properties
        ----------

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of three buildings, one of which is owned by the Company, containing an aggregate of 183,800 square feet used for manufacturing, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada occupies manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, one of which is owned by the Company, containing an aggregate of 109,950 square feet. E-Z-EM Canada also leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation.


Item 3. Legal Proceedings
        -----------------

     The Company is presently involved in various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are either without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial position and results of operations.

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

                                                        Class A                  Class B
                                                 --------------------    ---------------------
                                                    High        Low         High         Low
                                                 ---------   --------    ---------    --------
          Fifty-three weeks ended June 3, 2000
          ------------------------------------

          First Quarter ....................     $  6.13      $5.19        $ 6.25      $4.88
          Second Quarter ...................        5.75       4.13          5.50       4.38
          Third Quarter ....................       10.63       5.75         10.88       5.50
          Fourth Quarter ...................       10.13       6.63         10.00       6.50

          Fifty-two weeks ended May 29, 1999
          ----------------------------------

          First Quarter ....................     $  7.63      $5.88         $7.50      $5.38
          Second Quarter ...................        7.13       5.88          6.13       5.50
          Third Quarter ....................        7.00       5.88          6.50       4.38
          Fourth Quarter ...................        7.00       4.88          6.00       4.38

     As of August 4, 2000 there were 204 and 342 record holders of the Company's Class A and Class B Common Stock, respectively.

     During fiscal 1998, the Company declared a 3% stock dividend payable in non-voting Class B Common Stock. During fiscal 1999 and 2000, no stock dividends were declared. The Company will continue to evaluate its dividend policy, including the payment of any cash dividends, on an ongoing basis. Any future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

     On September 1, 1999, the Company issued 10,000 shares of non-voting Class B Common Stock to Paul S. Echenberg, a director of the Company, in consideration for consulting services rendered. On November 1, 1999, the Company issued 1,000 shares of non-voting Class B Common Stock to each of the following directors of the Company in consideration for services rendered as directors: Paul S. Echenberg, James L. Katz, Donald A. Meyer and Robert M. Topol. All such shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to directors of the Company.

Item 6. Selected Financial Data
        -----------------------

                                                    Fifty-three                           Fifty-two weeks ended
                                                    weeks ended       --------------------------------------------------------------
                                                       June 3,          May 29,         May 30,           May 31,            June 1,
                                                        2000             1999            1998#             1997               1996
                                                     ---------        ---------        ---------         ---------         ---------
                                                                          (in thousands, except per share data)
Income statement data:

  Net sales .................................         $112,093         $107,179         $102,884           $97,324           $91,932
  Gross profit ..............................           50,465           45,157           37,433            36,570            36,414
  Operating profit (loss) ...................            8,599            7,242           (5,351)           (4,911)              957
  Earnings (loss) from
    continuing operations
    before income taxes .....................            9,234            6,671           (5,534)           (4,530)            1,940
  Earnings (loss) from
    continuing operations ...................            5,965            4,797           (5,967)           (3,208)            1,697
  Net earnings (loss) .......................            5,965            4,797           (5,967)           (3,208)           21,008
  Earnings (loss) from
    continuing operations
    per common share
      Basic (1) .............................              .60              .48             (.60)             (.33)              .17
      Diluted (1) ...........................              .58              .47             (.60)             (.33)              .17
  Earnings (loss) per
    common share
      Basic (1) .............................              .60              .48             (.60)             (.33)             2.16
      Diluted (1) ...........................              .58              .47             (.60)             (.33)             2.04
  Weighted average common
    shares
      Basic (1) .............................           10,013           10,077            9,952             9,871             9,712
      Diluted (1) ...........................           10,314           10,314            9,952             9,871            10,315

                                                       June 3,          May 29,         May 30,           May 31,            June 1,
                                                        2000             1999            1998              1997               1996
                                                     ---------        ---------        ---------         ---------         ---------
                                                                                    (in thousands)
Balance sheet data:
  Working capital ...........................          $51,434          $48,430          $41,597           $43,115           $53,508
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities ..............................           13,634           13,289            8,129            15,475            23,610
  Total assets ..............................           99,085           96,059           90,706           100,720            96,037
  Long-term debt, less
    current maturities ......................              453              477              606               842               680
  Stockholders' equity ......................           80,034           75,291           71,223            77,244            80,603

# Includes the impairment charge of $4,121,000 described in Note C to the Consolidated Financial Statements included herein.

(1) Retroactively restated to reflect the total shares issued after the 3% stock dividend described in Note M to the Consolidated Financial Statements included herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     The Company's fiscal year ended June 3, 2000 represents fifty-three weeks and the fiscal years ended May 29, 1999 and May 30, 1998 represent fifty-two weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 58% of net sales in 2000, as compared to 56% in 1999 and 57% in 1998. Non-contrast system sales accounted for 24% of net sales in 2000, as compared to 25% in 1999 and 24% in 1998. The AngioDynamics products operating segment, which includes angiographic products, thrombolytic products, image-guided vascular access products, angioplasty products, stents, and drainage products used in the interventional radiology marketplace, accounted for 18% of net sales in 2000, as compared to 19% in both 1999 and 1998.

                                             Diagnostic       AngioDynamics         Eliminations          Total
                                             ----------       -------------         ------------          -----
                                                                        (in thousands)
Fifty-three weeks ended June 3, 2000
------------------------------------

  Unaffiliated customer sales                  $92,132            $19,961                 -              $112,093
  Intersegment sales                                 2              1,063             ($1,065)                -
  Gross profit                                  40,519              9,895                  51              50,465
  Operating profit (loss)                        9,285               (739)                 53               8,599

Fifty-two weeks ended May 29, 1999
----------------------------------

  Unaffiliated customer sales                  $86,920            $20,259                 -              $107,179
  Intersegment sales                                36                503               ($539)                -
  Gross profit (loss)                           36,154              9,028                 (25)             45,157
  Operating profit (loss)                        8,237               (990)                 (5)              7,242

Fifty-two weeks ended May 30, 1998
----------------------------------

  Unaffiliated customer sales                  $83,475            $19,409                 -              $102,884
  Intersegment sales                                91                483               ($574)                -
  Gross profit (loss)                           30,220              7,263                 (50)             37,433
  Operating profit (loss)                        1,988             (7,317)                (22)             (5,351)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for 2000 improved by $1,048,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 6%, or $5,212,000, due to price increases and increased demand for contrast systems. Price increases accounted for approximately 4% of net sales in 2000. Gross profit expressed as a percentage of net sales improved to 44% during 2000, versus 42% during 1999 due primarily to sales price increases. Increased operating expenses of $3,317,000 can be attributed to increased S&A expenses, resulting, in part, from investment in new product introductions and selling and marketing initiatives.

     Diagnostic segment operating results for 1999 improved by $6,249,000 due to increased sales, improved gross profit and reduced operating expenses. Net sales increased 4%, or $3,445,000, due to increased demand for both contrast systems and non-contrast systems. Price increases had little effect on net sales in 1999. Gross profit expressed as a percentage of net sales improved to 42% during 1999, versus 36% during 1998 due primarily to reduced unabsorbed overhead costs. Decreased operating expenses of $315,000 can be attributed to a decline in research and development ("R&D") expenditures of $651,000, partially offset by an increase in selling and administrative expenses of $336,000. The decline in R&D expenses resulted primarily from decreases in corporate projects of $341,000 and expenses associated with product validations and clinical trials of $273,000.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for 2000 improved by $251,000 due to improved gross profit, partially offset by increased operating expenses. Net sales decreased 1%, or $298,000, due primarily to reduced international sales of $1,199,000, partially offset by increased domestic sales of $901,000. The international sales decline resulted, in large part, from the continued decline in stent sales. The domestic sales improvement resulted from the introduction of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, in the second quarter of 2000. Gross profit expressed as a percentage of net sales improved to 47% during 2000, as compared to 43% during 1999 due primarily to decreased provision for inventory reserves of $727,000. Increased operating expenses of $616,000 was primarily due to an expansion of the domestic sales force.

     AngioDynamics segment operating results for 1999 improved by $6,327,000, of which $4,121,000 resulted from the recording of an impairment charge (described in Note C to the Consolidated Financial Statements included herein) in 1998. Excluding the effect of the impairment charge, AngioDynamics operating results improved by $2,206,000 due to increased sales, improved gross profit and reduced operating expenses of $441,000. Net sales increased 4%, or $850,000, due to domestic market penetration of angiographic products. International sales declined 17% as a result of temporarily suspending product shipments to distributors affected by the Brazilian economic crisis, and a continued decline in sales of the coronary AngioStent(TM). Gross profit expressed as a percentage of net sales improved to 43% during 1999, as compared to 37% during 1998, due primarily to increased manufacturing efficiencies at the Queensbury, New York facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in 1998.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

     Consolidated Results of Operations
     ----------------------------------

     The Company reported net earnings of $5,965,000, or $.60 and $.58 per common share on a basic and diluted basis, respectively, for 2000, as compared to net earnings of $4,797,000, or $.48 and $.47 per common share on a basic and diluted basis, respectively, for 1999, and a net loss of $5,967,000, or ($.60) per common share on a basic and diluted basis, for 1998. Results for 1998 included the AngioDynamics impairment charge, with no associated tax benefit, of $4,121,000, or $.41 per common share. The fact that the Company did not record a tax benefit for financial reporting purposes, associated with the impairment charge, does not affect its ability to record the deduction for tax purposes.

     Results for 2000 were favorably affected by increased Diagnostic sales and improved gross profit in both operating segments, partially offset by increased operating expenses in both operating segments.

     Results for 1999 were favorably affected by increased sales, improved gross profit and decreased operating expenses in both operating segments.

     Net sales  increased  5%,  or  $4,914,000,  to  $112,093,000  in 2000,  and
increased 4%, or  $4,295,000,  to  $107,179,000  in 1999. Net sales in 2000 were favorably affected primarily by increased sales of contrast systems of $4,684,000, resulting from price increases and increased demand. Price increases accounted for approximately 3% of net sales in 2000. Net sales in 1999 were favorably affected by increased sales of contrast systems of $1,892,000, non-contrast systems of $1,553,000 and AngioDynamics products of $850,000. Price increases had little effect on net sales in 1999.

     Net sales in international markets, including direct exports from the U.S., increased less than 1%, or $219,000, to $36,844,000 in 2000 and decreased less than 1%, or $114,000, to $36,625,000 in 1999. The improvement in 2000 was due to increased sales of contrast systems of $1,778,000, partially offset by decreased sales of AngioDynamics products of $1,199,000 and non-contrast systems of $360,000. The decrease in sales of AngioDynamics products was due to the continued decline in stent sales. The decline in sales of non-contrast systems was attributable to decreased custom contract sales. The 1999 decline was due to foreign currency exchange rate fluctuations, which adversely affected the translation of Canadian and Japanese sales to U.S. dollars for financial reporting purposes, partially offset by the effects of volume and price increases.

     Gross profit expressed as a percentage of net sales was 45% in 2000, as compared to 42% in 1999 and 36% in 1998. The improvement in gross profit, expressed as a percentage of net sales, in 2000 was due to increased gross profit in the Diagnostic segment, resulting from sales price increases, and increased gross profit in the AngioDynamics segment, resulting from decreased provision for inventory reserves of $727,000. The improvement in gross profit, expressed as a percentage of net sales, in 1999 was due to increased gross profit in both operating segments. The improved Diagnostic gross profit was due primarily to reduced unabsorbed overhead costs. The improved AngioDynamics gross profit was due primarily to increased manufacturing efficiencies at the Queensbury facility, increased production throughput at both the Queensbury and Irish facilities, and the consolidation of operations, resulting from the closing of its Leocor facility in 1998.

     Selling and administrative ("S&A") expenses were $36,986,000 in 2000, $33,068,000 in 1999 and $33,001,000 in 1998. The increase in 2000 versus 1999 of
$3,918,000, or 12%, was due to increased Diagnostic S&A expenses of $3,319,000, resulting, in part, from investment in new product introductions and selling and marketing initiatives, and increased AngioDynamics S&A expenses of $599,000, resulting from an expansion of its domestic sales force. There were no materially significant factors affecting the comparison of S&A expenses in 1999 versus 1998.

     R&D expenditures in 2000 totaled $4,880,000, or 4% of net sales, as compared to $4,847,000, or 5% of net sales, in 1999 and $5,662,000, or 6% of net sales, in 1998. There were no materially significant factors affecting the comparison of R&D expenditures in 2000 versus 1999. The decline in 1999 versus 1998 of $815,000 was due primarily to decreases in corporate projects of $341,000, expenses associated with Diagnostic product validations and clinical trials of $273,000, and AngioDynamics projects of $164,000. Of the R&D expenditures in 2000, approximately 46% relate to contrast systems, 34% to AngioDynamics projects, 12% to general regulatory costs, 4% to immunological projects, and 4% to other projects. R&D expenditures are expected to continue at or exceed current levels and significant revenues resulting from future product commercialization are not anticipated during the next fiscal year. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totaled $635,000 of income in 2000, compared to $571,000 of expense in 1999 and $183,000 of expense in 1998. The improvement in 2000 versus 1999 was primarily due to the write-down of the Company's investment in ITI Medical Technologies, Inc. ("ITI") of $1,121,000 in 1999. The increase in other expense in 1999 versus 1998 was primarily due to the recording of an impairment charge of $896,000 relating to the Company's investment in ITI, partially offset by improved foreign currency exchange gains and losses of $259,000 and decreased interest expense, resulting from the repayment of AngioDynamics debt in 1998.

     Note H to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 2000, 1999 and 1998. In 2000, the Company's effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, partially offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. In 1999, the Company's effective tax rate of 28% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits since, at that time, it was more likely than not that such benefits would be realized. The utilization of previously unrecorded carryforward benefits and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, also favorably affected the Company's effective tax rate in 1999, but were offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. In 1998, the Company reported an income tax provision of $433,000 against losses before income taxes of $5,534,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

Liquidity and Capital Resources
-------------------------------

     During 2000, capital expenditures, the purchase of treasury stock and debt repayments were funded by cash provided by operations. During 1999, capital expenditures and debt repayments were funded by cash provided by operations. During 1998, debt repayments, capital expenditures and investment in affiliate were funded primarily by cash reserves. The Company's policy has been to fund capital requirements without incurring significant debt. At June 3, 2000, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,636,000 as compared to $2,503,000 at May 29, 1999. The Company has available $3,354,000 under two bank lines of credit of which no amounts were outstanding at June 3, 2000.

     At June 3, 2000, approximately 63% of the Company's assets consist of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio is 4.25 to 1, with net working capital of $51,434,000, at June 3, 2000, as compared to the current ratio of
3.71 to 1, with net working capital of $48,430,000, at May 29, 1999.

     Net capital expenditures, primarily for machinery and equipment, were $3,206,000 in 2000, as compared to $2,207,000 in 1999 and $1,897,000 in 1998. Of the 2000 expenditures, approximately $703,000 relates to the upgrading of the Company's information systems at its Canadian subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of June 3, 2000, the Company had repurchased 38,145 shares of Class A Common Stock and 313,748 shares of Class B Common Stock for approximately $2,503,000.

     Forward-Looking Statements
     --------------------------

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects," "intends," "anticipates," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the FDA, results of pending or future clinical trials, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Effects of Recently Issued Accounting Pronouncements
     ----------------------------------------------------

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues not to use these derivative instruments by the effective date of SFAS No. 133, the adoption of this pronouncement will have no effect on the Company's results of operations or financial position.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the 1999 Annual Report on Form 10-K.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 3, 2000, the Company's assets and liabilities would increase or decrease by $2,318,000 and $604,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,347,000 and $56,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 3, 2000, results of operations would be favorably or unfavorably impacted by approximately $982,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $7,980,000. The bonds bear interest at a floating rate established weekly. During 2000, the after-tax interest rate on the bonds approximated 3.9%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $80,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,636,000 at June 3, 2000, a change in interest rates would not materially impact results of operations or financial position. At June 3, 2000, the Company did not maintain any variable interest rate financing.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    Part III
                                    --------

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 24, 2000. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The following table sets forth certain information with respect to the Company's officers and directors.

           Name                Age                 Positions
           ----                ---                 ---------

Howard S. Stern (1)......      69       Chairman of the Board, Director
Anthony A. Lombardo......      53       President, Chief Executive Officer,
                                          Director
Dennis J. Curtin.........      53       Senior Vice President - Chief Financial
                                          Officer
Joseph J. Palma..........      58       Senior Vice President - Sales and
                                          Marketing
Arthur L. Zimmet.........      64       Senior Vice President - Special Projects
Sandra D. Baron..........      48       Vice President - Human Resources
Craig A. Burk............      47       Vice President - Manufacturing
Joseph A. Cacchioli......      44       Vice President - Controller
Agustin V. Gago..........      41       Vice President - International
Eamonn P. Hobbs..........      47       Vice President - AngioDynamics Division
Archie B. Williams.......      49       Vice President - Imaging Products
                                          Management
Terry S. Zisowitz........      53       Vice President - Legal and Regulatory
                                          Affairs
Michael A. Davis, M.D....      59       Medical Director/Technical Director,
                                          Director
Paul S. Echenberg (1)....      56       Chairman of the Board of E-Z-EM Canada,
                                          Director
James L. Katz CPA, JD....      64       Director
  (1)(2)(4)(5)
Donald A. Meyer (3)(4)...      66       Director
David P. Meyers..........      36       Director
Robert M. Topol (1)(2)...      75       Director
  (3)(5)

---------------------

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Nominating Committee
(4) Member of Compensation Committee
(5) Member of Finance Committee

     Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Stern is a co-founder of the Company and has served as Chairman of the Board and Director of the Company since its formation in 1962. Mr. Stern has also served as President and Chief Executive Officer of the Company from 1997 to April 2000. From 1990 to 1994, Mr. Stern served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President and Chief Executive Officer. Mr. Stern is also a director of ITI Medical Technologies, Inc. The Company has an investment in ITI Medical Technologies, Inc.

     Mr. Lombardo has served as President, Chief Executive Officer and Director of the Company since April 2000. Prior to joining the Company, he served as President of ALI Imaging Systems, Inc. (radiology information management) from 1998 to April 2000. From 1996 to 1998, Mr. Lombardo served as Global Manager of the Integrated Imaging Systems business of General Electric Medical Systems.
From 1994 to 1996, he served as President of the Medical business of Loral/Lockhead Martin Corp.

     Mr. Curtin has served as Senior Vice President - Chief Financial Officer since October 1999, and previously served as Vice President - Chief Financial Officer from 1985 to October 1999. Mr. Curtin has been an employee of the Company since 1983.

     Mr. Palma has served as Senior Vice President - Sales and Marketing since October 1999, and previously served as Vice President - Sales and Marketing from 1996 to October 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of the Company since 1994.

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

     Dr. Davis has served as Medical Director/Technical Director and Director of the Company since 1997, and previously served as Medical Director and Director of the Company from 1995 to 1996, and as Medical Director from 1994 to 1995. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980. Previously, he served as the President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc., from February 1999 to November 1999. He is also a director of MacroChem Corp. and Amerimmune Pharmaceuticals, Inc.

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He is the President, Chief Executive Officer and Director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and Director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and director of Eckvest

Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., Cedara Software Corp., Benvest Capital Inc., Colliers MacAuley Nicholl, Huntington Mills (Canada) Ltd., ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Shirmax Fashions Ltd., Med-King Systems Inc. and MacroChem Corp. The Company has investments in Cedara Software Corp. and ITI Medical Technologies, Inc.

     Mr. Katz has been a director of the Company since 1983. He is a founder of Lakeshore Medical Fitness, LLC (fitness and diagnostic facilities with hospitals), and has served as its Chief Executive Officer since April 2000. Previously, he had been a founder and managing director from its organization in 1995 until May 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he had been the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc. and Lakeshore Management Group, LLC, as well as a member of the Board of Advisors of Jerusalem Global and The Patterson Group.

     Mr. Meyer has been a director of the Company since 1968. Since 1995, he has served as an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana.

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

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

     The following table sets forth information concerning the compensation for services, in all capacities for 2000, 1999 and 1998, of those persons who were, during 2000, Chief Executive Officer ("CEO") (Howard S. Stern and Anthony A. Lombardo), those persons who were, at the end of 2000, each of the four most highly compensated executive officers of the Company other than the CEO, and the President of E-Z-EM Canada, who would otherwise be included in this table had he been an executive officer of the Company (collectively, the "Named Executive Officers"):

                                       Annual Compensation             Long Term Compensation
                                   --------------------------   -------------------------------------
                                                                           Awards             Payouts
                                                                ----------------------------  -------
                                                      Other
                                                      Annual    Restricted                             All Other
    Name and                                        Compensa-     Stock         Options        LTIP    Compensa-
    Principal              Fiscal  Salary    Bonus   tion (1)     Awards    ----------------  Payouts   tion (4)
    Position                Year     ($)      ($)      ($)         ($)       # (2)     # (3)    ($)       ($)
    ---------              ------  ------    -----  ---------   ----------  -------   ------  -------  ---------
Howard S. Stern,........    2000  $261,458  $89,105    None       None        None    .2273     None    $ 6,975
Chairman of the Board,      1999   250,000   83,250    None       None        None    .2273     None     15,404
and former President and    1998   250,000   61,874    None       None        None    .2273     None     19,609
Chief Executive Officer

Anthony A. Lombardo,....    2000  $ 41,667    None     None       None      300,000    None     None      None
President and Chief
Executive Officer
(effective April 2000)

Arthur L. Zimmet,.......    2000  $172,563  $58,809    None       None        None     None     None    $ 6,838
Senior Vice President       1999   165,000   54,945    None       None        None     None     None      9,264
                            1998   155,000   40,283    None       None        None     None     None      8,069

Joseph J. Palma,........    2000  $159,792  $54,457    None       None       10,000    None     None    $ 7,830
Senior Vice President       1999   150,000   49,950    None       None        None     None     None      9,150
                            1998   135,000   33,247    None       None        None     None     None      6,052

Dennis J. Curtin,.......    2000  $167,333  $42,308    None       None        None     None     None    $ 7,107
Senior Vice President       1999   160,000   39,996    None       None        None     None     None      8,956
                            1998   146,667   38,861    None       None        None     None     None      7,637

Eamonn P. Hobbs,........    2000  $209,166    None     None       None        None    .2273     None    $ 8,208
Vice President              1999   200,000  $17,481    None       None        None    .2273     None      8,083
                            1998   195,000   21,923    None       None        None    .2273     None      7,630

Pierre A. Ouimet,.......    2000  $223,844  $45,344    None       None        None     None     None    $ 6,554
President of E-Z-EM         1999   181,441   47,963    None       None       10,000    None     None      6,395
Canada                      1998   129,223   46,407    None       None        None     None     None      6,167

-----------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2000, 1999 and 1998 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 2000, 1999 or 1998 or $50,000; such amounts are, therefore, not reflected in the table.

(2)  Options are exercisable in Class B Common Stock of the Company.

(3) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(4) For 2000, 1999 and 1998, includes for each of the Named Executive Officers, except Mr. Ouimet, the amounts contributed by the Company under the Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For Mr. Ouimet, represents amounts contributed by E-Z-EM Canada under a defined contribution plan. For 1999 and 1998, also includes for Howard S. Stern fees of $6,000 and $12,000, respectively, relating to attendance at AngioDynamics directors' meetings.

Option/SAR Grants Table

     The following table sets forth certain information concerning stock option grants made during 2000 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company did not grant any stock appreciation rights during 2000.

                                                                                Potential Realizable Value at
                                                                                Assumed Annual Rates of Stock
                              Individual Grants                              Price Appreciation for Option Term
------------------------------------------------------------------------   --------------------------------------
                          Number of   % of Total
                         Securities    Options                                     5%                  10%
                         Underlying   Granted to   Exercise                ------------------   -----------------
                           Options   Employees in  or Base                 Stock    Potential   Stock   Potential
                           Granted   Fiscal Year    Price     Expiration   Price      Value     Price     Value
      Name                   (#)        2000        ($/Sh)       Date      ($/Sh)       $       ($/Sh)      $
      ----               ----------  -----------   --------   ----------   ------   ---------   ------  ---------
Howard S. Stern.......     .2273 (1)   3.2% (2)    $40,000(3)   6/02/10    $65,156     $5,717  $103,750    $14,489

Anthony A. Lombardo...   300,000 (4)  63.5% (5)      $8.50(6)   4/02/10     $13.85 $1,603,681    $22.05 $4,064,043

Arthur L. Zimmet......      None

Joseph J. Palma.......    10,000 (4)   2.1% (5)      $5.63(6)   7/28/09      $9.16    $35,375    $14.59    $89,648

Dennis J. Curtin......      None

Eamonn P. Hobbs.......     .2273 (1)   3.2% (2)    $40,000(3)   6/02/10    $65,156     $5,717  $103,750    $14,489

Pierre A. Ouimet......      None

-----------

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

(2) Represents the percentage of total options granted to employees during 2000 and exercisable in Class B Common Stock of AngioDynamics, Inc.

(3) The options granted during 2000 have an exercise price not less than the fair market value of the Class B Common Stock of AngioDynamics, Inc. on the date of grant, and expire in ten years. A total of 136.36 shares of AngioDynamics Class B Common Stock may be issued under this plan.

(4) Options are exercisable in Class B Common Stock of the Company. Options granted to Mr. Lombardo are exercisable 25% per year over four years from the date of grant. Options granted to Mr. Palma are exercisable 33 1/3% per year over three years from the date of grant.

(5) Represents the percentage of total options granted to employees during 2000 and exercisable in Class B Common Stock of the Company.

(6) The options granted during 2000 have an exercise price not less than the fair market value of the Class B Common Stock of the Company on the date of grant, and expire in ten years.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning all exercises of stock options during 2000 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                                 Number of
                                                                 Securities              Value of
                                                                 Underlying             Unexercised
                                                                Unexercised             In-the-Money
                                                                 Options at              Options at
                                                                June 3, 2000            June 3, 2000
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
Howard S. Stern....          None               None               78,786/               $179,607/
                                                                    None                    None

Anthony A. Lombardo          None               None                None/                   None/
                                                                  300,000                   None

Arthur L. Zimmet...          None               None               50,884/               $106,498/
                                                                    None                    None

Joseph J. Palma....          None               None               31,307/                $54,232/
                                                                    6,667                  $5,834

Dennis J. Curtin...          None               None               50,556/               $111,867/
                                                                    None                    None

Eamonn P. Hobbs....          None               None               39,595/                $82,120/
                                                                    None                    None

Pierre A. Ouimet...          None               None               34,906                 $66,085/
                                                                    3,334                  $2,917

--------------------

(1) Options are "in-the-money" if on June 3, 2000, the market price of the stock exceeded the exercise price of such options. At June 3, 2000, the closing price of the Company's Class A and Class B Common Stock was $6.88 and $6.50, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 3, 2000 and the aggregate exercise price of such options.

(2) Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

Compensation of Directors

     On an annual basis, directors, who are not employees of the Company, are entitled to the following compensation: a retainer of $15,000; a fee of $1,000 for each regular board meeting attended; a fee of $250 for each telephonic board meeting attended; 1,000 shares of the Company's Class B Common Stock; and stock options for 1,000 shares of Class B Common Stock, which vest one year from date of grant. Directors, who serve on committees of the Company and who are not employees of the Company, are entitled to a fee of $500 for each committee meeting attended, except that the chairman of a committee is entitled to a fee of $1,000 for each committee meeting attended.

Employment Contracts

     During 1994, the Company entered into an employment contract with Howard S. Stern in his capacity as Chairman of the Board. This employment contract is for a term of eight years at an annual compensation currently of $262,500.

     During 2000, the Company  entered into an employment  contract with Anthony
A. Lombardo in his capacity as President and Chief Executive Officer. This employment contract provides for annual base salary of $250,000. The contract is cancellable at any time by either the Company or Mr. Lombardo, but provides for severance pay of one years base salary in the event of termination by the Company without cause, as defined in the contract. A copy of this employment contract has been attached as Exhibit 10(e).

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


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth information, as of August 4, 2000, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

  Name and Address of                           Shares              Percent of
   Beneficial Owner                       Beneficially Owned          Class
   ----------------                       ------------------          -----

Howard S. Stern,..................            956,412                  23.8
Chairman of the Board,
Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers,..................            820,806                  20.4
401 Emerald Street
New Orleans, LA  70124

David P. Meyers,..................            311,551 (1)               7.8
Director
1220 Pasadena Avenue
Atlanta, GA  30306

  Name and Address of                           Shares              Percent of
   Beneficial Owner                       Beneficially Owned          Class
   ----------------                       ------------------          -----

Jonas I. Meyers,..................            311,551 (2)               7.8
904 Oakland Avenue
Ann Arbor, MI  48104

Stuart J. Meyers,.................            311,551 (3)               7.8
434 Bellaire Drive
New Orleans, LA  70124

Dimensional Fund Advisors, Inc.,..            238,575 (4)               5.9
1299 Ocean Avenue
Santa Monica, CA  90401

Wellington Management Company,....            219,258 (4)               5.5
75 State Street
Boston, MA  02109

---------------

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

(4)  Information was derived from a Schedule 13G dated December 31, 1999.

     The following table sets forth information, as of August 4, 2000, as to the beneficial ownership of the Company's voting Class A and non-voting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                               Class A                           Class B
                                     ---------------------------       ---------------------------
                                        Shares           Percent          Shares           Percent
      Name of                        Beneficially          of          Beneficially          of
  Beneficial Owner                     Owned (1)          Class          Owned (2)          Class
  ----------------                   ------------        -------       ------------        -------
Howard S. Stern,...........            956,412             23.8         1,228,169            20.5
Chairman of the Board,
Director

David P. Meyers,...........            311,551 (3)          7.8           615,439 (4)        10.4
Director

Arthur L. Zimmet,..........             28,750               *             90,784             1.5
Senior Vice President

Robert M. Topol,...........             24,694               *             68,336             1.2
Director

Paul S. Echenberg,.........              1,694               *             87,900             1.5
Chairman of the Board of
E-Z-EM Canada, Director

Donald A. Meyer,...........             18,873               *             44,865              *
Director

                                               Class A                           Class B
                                     ---------------------------       ---------------------------
                                        Shares           Percent          Shares           Percent
      Name of                        Beneficially          of          Beneficially          of
  Beneficial Owner                     Owned (1)          Class          Owned (2)          Class
  ----------------                   ------------        -------       ------------        -------
James L. Katz,.............              1,719               *             56,166              *
Director

Dennis J. Curtin,..........              2,052               *             53,382              *
Senior Vice President

Michael A. Davis, M.D.,....               None               *             39,786              *
Medical Director/Technical
Director, Director

Eamonn P. Hobbs,...........                 50               *             39,604              *
Vice President

Pierre A. Ouimet,..........                500               *             34,936              *
President of E-Z-EM Canada

Joseph J. Palma,...........               None               *             31,307              *
Senior Vice President

Anthony A. Lombardo,.......               None               *               None              *
President, Chief Executive
Officer, Director

All directors and executive
 officers as a group (18
 persons)..................          1,345,795 (3)         33.5         2,495,128 (4)        38.3

----------------

 *   Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 2000 as follows: Robert M. Topol (1,194), Paul S. Echenberg (1,194), Donald A. Meyer (1,194), James L. Katz (1,194) and all directors and executive officers as a group (4,776).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 2000 as follows: Howard S. Stern (78,786), David P. Meyers (2,000), Arthur L. Zimmet (50,884), Robert M. Topol (31,444), Paul S. Echenberg (75,210),
     Donald A. Meyer (19,272), James L. Katz (53,355), Dennis J. Curtin (50,556), Michael A. Davis, M.D. (39,091), Eamonn P. Hobbs (39,595), Pierre
     A. Ouimet (34,906), Joseph J. Palma (31,307) and all directors and executive officers as a group (610,890).

(3) Includes 154,801 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers, a principal shareholder, holds a life estate in such shares.

(4) Includes 201,014 shares in which Mr. Meyers has only a remainder interest. Betty S. Meyers, a principal shareholder, holds a life estate in such shares. Also includes 190,035 shares owned by a partnership in which Mr. Meyers has an interest.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     A facility of the Company located in Westbury, New York is owned 27% by Howard S. Stern, 25% by Betty S. Meyers, a principal shareholder, 2% by other employees of the Company and 46% by unrelated parties, which includes a 25% owner who manages the property. Aggregate rentals, including real estate tax payments, were $167,000 during 2000. The lease term expires in 2004.

     During 1998, the Company entered into split dollar life insurance arrangements with Howard S. Stern (including his spouse) and Betty S. Meyers (the "insureds"). On an annual basis, the Company makes interest bearing advances of approximately $100,000 per insured toward the cost of such life insurance policies. Interest on the advances is to be paid to the Company annually by the insureds. Under collateral assignment agreements, the proceeds from the policies will first be paid to the Company to repay the advances it made. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At June 3, 2000, the cash surrender value of such policies aggregated $474,000, and advances of $600,000 are recorded in the consolidated balance sheet under the caption "Other Assets".

     The Company had an unsecured, two-year interest bearing note receivable from Eamonn P. Hobbs, an executive officer of the Company, in the principal amount of $320,000. Approximately $297,000 of this note receivable was satisfied in October 1999, while the remaining portion was satisfied during June 2000.

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $165,000 during 2000.

     The Company engaged Paul S. Echenberg, a director of the Company, for consulting services in 2000. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $62,000 in cash and 11,000 shares of non-voting Class B Common Stock valued at $55,000 during 2000.

     The Company has engaged David P. Meyers, a director of the Company, for consulting services. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $100,000 during 2000.

                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

                                                                            Page
                                                                            ----

(a)  l. Financial Statements
        --------------------

     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by
Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants                      36

     Consolidated balance sheets - June 3, 2000 and May 29, 1999             37

     Consolidated statements of earnings - fifty-three weeks ended
       June 3, 2000 and fifty-two weeks ended May 29, 1999 and May 30,
       1998                                                                  39

     Consolidated statement of stockholders' equity and
       comprehensive income (loss) - fifty-three weeks ended June 3,
       2000 and fifty-two weeks ended May 29, 1999 and May 30, 1998          40

     Consolidated statements of cash flows - fifty-three weeks ended
       June 3, 2000 and fifty-two weeks ended May 29, 1999 and May 30,
       1998                                                                  41

     Notes to consolidated financial statements                              43

(a)  2. Financial Statement Schedules
        -----------------------------

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                         67

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

     10(b)  1983 Stock Option Plan                                           (d)

     10(c)  1984 Directors and Consultants Stock Option Plan                 (e)

     10(d)  Income Deferral Program                                          (f)

     10(e)  Employment Agreement dated April 3, 2000 between
            E-Z-EM, Inc. and Anthony A. Lombardo                             68

                                                                            Page
                                                                            ----

(a)  3. Exhibits (continued)
        -------------------

     13   Annual report to security holders                                  (g)

     21   Subsidiaries of the Registrant                                     78

     22   Proxy statement to security holders                                (h)

     23   Consent of Independent Certified Public Accountants                79

     27   Financial Data Schedule                                            80

     99   Report of Independent Certified Public Accountants Other
          than Principal Accountants                                         81

---------------

          (a) Incorporated by reference to Exhibit 3(i) of the Company's annual report filed on Form 10-K for the fiscal year ended May 31, 1997

          (b) Incorporated by reference to Exhibit 3(ii) of the Company's annual report filed on Form 10-K for the fiscal year ended May 28, 1994

          (c) Incorporated by reference to Exhibit 10 of the Company's current report filed on Form 8-K/A dated November 22, 1995

          (d) Incorporated by reference to Exhibit 10 of the Company's quarterly report filed on Form 10-Q for the quarterly period ended February 26, 2000

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

     No reports on Form 8-K were filed for the quarter ended June 3, 2000.

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


                                          E-Z-EM, Inc.
                                          -----------------------------------
                                          (Registrant)


Date  August 30, 2000                     /s/ Howard S. Stern
    -------------------                   -----------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  August 30, 2000                     /s/ Howard S. Stern
    -------------------                   -----------------------------------
                                          Howard S. Stern, Chairman of the
                                          Board, Director


Date  August 30, 2000                     /s/ Anthony A. Lombardo
    -------------------                   -----------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer, Director


Date  August 30, 2000                     /s/ Dennis J. Curtin
    -------------------                   -----------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer


Date  August 30, 2000                     /s/ Michael A. Davis
    -------------------                   -----------------------------------
                                          Michael A. Davis, Director


Date  August 26, 2000                     /s/ Paul S. Echenberg
    -------------------                   -----------------------------------
                                          Paul S. Echenberg, Director


Date  August 30, 2000                     /s/ James L. Katz
    -------------------                   -----------------------------------
                                          James L. Katz, Director


Date  August 24, 2000                     /s/ Donald A. Meyer
    -------------------                   -----------------------------------
                                          Donald A. Meyer, Director


Date  August 30, 2000                     /s/ David P. Meyers
    -------------------                   -----------------------------------
                                          David P. Meyers, Director


Date  August 30, 2000                     /s/ Robert M. Topol
    -------------------                   -----------------------------------
                                          Robert M. Topol, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of June 3, 2000 and May 29, 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for the fifty-three weeks ended June 3, 2000 and the fifty-two weeks ended May 29, 1999 and May 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting approximately 17% in 2000 and 1999 and net sales constituting approximately 12% in 2000, 1999 and 1998 of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 3, 2000 and May 29, 1999, and the consolidated results of their operations and their consolidated cash flows for the fifty-three weeks ended June 3, 2000 and the fifty-two weeks ended May 29, 1999 and May 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP
Certified Public Accountants


Melville, New York
July 28, 2000

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             June 3,     May 29,
              ASSETS                                          2000        1999
                                                             ------      ------

CURRENT ASSETS
    Cash and cash equivalents                               $ 5,583     $ 8,073
    Debt and equity securities                                8,051       5,216
    Accounts receivable, principally
       trade, net of allowance for
       doubtful accounts of $853 in
       2000 and $1,028 in 1999                               22,256      21,904
    Inventories                                              26,856      26,974
    Other current assets                                      4,530       4,151
                                                             ------      ------

          Total current assets                               67,276      66,318

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                             21,721      21,325

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization
    of $251 in 2000 and $464 in 1999                            407         424

INTANGIBLE ASSETS, less accumulated
    amortization of $959 in 2000 and
    $870 in 1999                                              2,151       2,328

DEBT AND EQUITY SECURITIES                                    4,067       3,015

OTHER ASSETS                                                  3,463       2,649
                                                             ------      ------

                                                            $99,085     $96,059
                                                             ======      ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                             June 3,     May 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                      2000        1999
                                                             ------      ------

CURRENT LIABILITIES
    Notes payable                                          $  1,080    $  1,829
    Current maturities of long-term debt                        103         197
    Accounts payable                                          6,384       7,320
    Accrued liabilities                                       7,798       7,736
    Accrued income taxes                                        477         806
                                                             ------      ------

          Total current liabilities                          15,842      17,888

LONG-TERM DEBT, less current maturities                         453         477

OTHER NONCURRENT LIABILITIES                                  2,756       2,403
                                                             ------      ------

          Total liabilities                                  19,051      20,768
                                                             ------      ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share -
       authorized, 1,000,000 shares; issued, none
    Common stock
       Class A (voting), par value $.10 per
          share - authorized, 6,000,000 shares;
          issued and outstanding 4,015,111 shares
          in 2000 and 4,035,346 shares in 1999
          (excluding 38,145 shares held in treasury
          in 2000)                                              401         403
       Class B (non-voting), par value $.10 per
          share - authorized, 10,000,000 shares;
          issued and outstanding 5,909,277 shares
          in 2000 and 6,058,277 shares in 1999
          (excluding 313,748 and 12,100 shares held
          in treasury in 2000 and 1999, respectively)           591         606
    Additional paid-in capital                               20,521      21,917
    Retained earnings                                        59,852      53,887
    Accumulated other comprehensive income (loss)            (1,331)     (1,522)
                                                             ------      ------

          Total stockholders' equity                         80,034      75,291
                                                             ------      ------

                                                           $ 99,085    $ 96,059
                                                             ======      ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                      Fifty-three            Fifty-two weeks ended
                                                      weeks ended           -----------------------
                                                        June 3,              May 29,        May 30,
                                                         2000                 1999           1998
                                                        ------               ------         ------
Net sales                                              $112,093             $107,179        $102,884

Cost of goods sold                                       61,628               62,022          65,451
                                                        -------              -------         -------

      Gross profit                                       50,465               45,157          37,433
                                                        -------              -------         -------

Operating expenses
  Selling and administrative                             36,986               33,068          33,001
  Research and development                                4,880                4,847           5,662
  Impairment of long-lived assets                                                              4,121
                                                        -------              -------         -------

    Total operating expenses                             41,866               37,915          42,784
                                                        -------              -------         -------

      Operating profit (loss)                             8,599                7,242          (5,351)

Other income (expense)
  Interest income                                           716                  505             692
  Interest expense                                         (253)                (263)           (694)
  Write-down of investment in affiliate                                       (1,121)           (219)
  Other, net                                                172                  308              38
                                                        -------              -------         -------

      Earnings (loss) before income
        taxes                                             9,234                6,671          (5,534)

Income tax provision                                      3,269                1,874             433
                                                        -------              -------         -------

      NET EARNINGS (LOSS)                             $   5,965            $   4,797       $  (5,967)
                                                        =======              =======         =======

Earnings (loss) per common share
  Basic                                               $     .60            $     .48       $    (.60)
                                                        =======              =======         =======

  Diluted                                             $     .58            $     .47       $    (.60)
                                                        =======              =======         =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

            Fifty-three weeks ended June 3, 2000 and fifty-two weeks
                       ended May 29, 1999 and May 30, 1998
                        (in thousands, except share data)

                                     Class A            Class B                              Accumulated              Compre-
                                   common stock       common stock    Additional                other                 hensive
                                -----------------  -----------------   paid-in    Retained  comprehensive             income
                                  Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total     (loss)
                                ---------  ------  ---------  ------   -------    -------   -------------  -------   --------
Balance at May 31, 1997         4,035,346   $403   5,600,883   $560    $19,073    $57,087      $  121      $77,244
Exercise of stock options                            107,417     11        470                                 481
Income tax benefits on
  stock options exercised                                                   88                                  88
Compensation related to
  stock options plans                                                        7                                   7
Issuance of stock                                      1,025                 6                                   6
3% common stock dividend                             289,748     29      1,999     (2,030)                      (2)
Net loss                                                                           (5,967)                  (5,967)  $(5,967)
Unrealized holding gain on
  debt and equity securities                                                                       12           12        12
Foreign currency translation
  adjustments                                                                                    (646)        (646)     (646)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive loss                                                                                                   $(6,601)
                                                                                                                      ======

Balance at May 30, 1998         4,035,346    403   5,999,073    600     21,643     49,090        (513)      71,223
Exercise of stock options                             64,704      6        267                                 273
Income tax benefits on
  stock options exercised                                                   38                                  38
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                      6,600      1         31                                  32
Purchase of treasury stock                           (12,100)    (1)       (67)                                (68)
Net earnings                                                                        4,797                    4,797    $4,797
Unrealized holding loss on
  debt and equity securities                                                                     (151)        (151)     (151)
Foreign currency translation
  adjustments                                                                                    (858)        (858)     (858)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $3,788
                                                                                                                       =====

Balance at May 29, 1999         4,035,346    403   6,058,277    606     21,917     53,887      (1,522)      75,291
Exercise of stock options          17,910      2     137,373     13        807                                 822
Income tax benefits on
  stock options exercised                                                  119                                 119
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                     15,275      2         74                                  76
Purchase of treasury stock        (38,145)    (4)   (301,648)   (30)    (2,401)                             (2,435)
Net earnings                                                                        5,965                    5,965    $5,965
Unrealized holding gain on
  debt and equity securities                                                                      871          871       871
Foreign currency translation
  adjustments                                                                                    (680)        (680)     (680)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $6,156
                                                                                                                       =====

Balance at June 3, 2000         4,015,111   $401   5,909,277   $591    $20,521    $59,852     $(1,331)     $80,034
                                =========    ===   =========    ===     ======     ======      ======       ======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Fifty-three           Fifty-two weeks ended
                                                       weeks ended           ---------------------
                                                         June 3,              May 29,        May 30,
                                                          2000                 1999           1998
                                                         ------               ------         ------
Cash flows from operating activities:
  Net earnings (loss)                                  $  5,965             $  4,797       $ (5,967)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities
      Depreciation and amortization                       2,803                2,829          3,315
      Impairment of long-lived assets                                                         4,121
      Provision for doubtful accounts                        37                  250            286
      Write-down of investment in
        affiliate                                                              1,121            219
      Loss (gain) on sale of assets                                               39            (11)
      Deferred tax benefit                                  (40)                (735)           (64)
      Other non-cash items                                   75                   30              7
      Changes in operating assets and
        liabilities
          Accounts receivable                              (389)                (806)        (4,663)
          Inventories                                       118                 (210)           587
          Other current assets                             (334)                (251)         1,565
          Other assets                                     (814)                 (35)          (588)
          Accounts payable                                 (936)               1,055             97
          Accrued liabilities                                62                  778            127
          Accrued income taxes                             (360)                 183            310
          Other noncurrent liabilities                      162                  146            (21)
                                                         ------               ------         ------

            Net cash provided by (used
              in) operating activities                    6,349                9,191           (680)
                                                         ------               ------         ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                            (3,206)              (2,207)        (1,897)
  Investment in affiliate                                                                    (1,340)
  Proceeds from disposal of business                                                            510
  Proceeds from sale of assets                               33                    8             50
  Available-for-sale securities
    Purchases                                           (36,845)             (34,061)       (12,290)
    Proceeds from sale                                   34,010               32,320         19,806
                                                         ------               ------         ------

      Net cash (used in) provided by
        investing activities                             (6,008)              (3,940)         4,839
                                                         ------               ------         ------

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)

                                                              Fifty-three           Fifty-two weeks ended
                                                              weeks ended           ---------------------
                                                                June 3,             May 29,        May 30,
                                                                 2000                1999           1998
                                                                ------              ------         ------
Cash flows from financing activities:
  Repayments of debt                                           $(1,100)            $(2,670)       $(7,704)
  Proceeds from issuance of debt                                    26               1,072          3,619
  Proceeds from exercise of stock
    options, including related income
    tax benefits                                                   941                 311            569
  Purchase of treasury stock                                    (2,435)                (68)
  Proceeds from issuance of stock in
    connection with the stock purchase
    plan                                                             6                   7              6
                                                                ------              ------         ------

      Net cash used in financing
        activities                                              (2,562)             (1,348)        (3,510)
                                                                ------              ------         ------

Effect of exchange rate changes on
  cash and cash equivalents                                       (269)               (484)          (479)
                                                                ------              ------         ------

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                                    (2,490)              3,419            170

Cash and cash equivalents
  Beginning of year                                              8,073               4,654          4,484
                                                                ------              ------         ------

  End of year                                                   $5,583              $8,073         $4,654
                                                                 =====               =====          =====

Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the year for:
        Interest                                               $    95             $   154        $   650
                                                                 =====               =====          =====

        Income taxes (net of $16, $218
          and $1,337 in refunds in 2000,
          1999 and 1998, respectively)                         $ 3,577             $ 2,153        $  (762)
                                                                 =====               =====          =====

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 3, 2000, May 29, 1999 and May 30, 1998


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

     Basis of Consolidation
     ----------------------

     The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Through 1999, the Company's approximate 23% interest in an affiliate was accounted for by the equity method. Pursuant to this method, such investment was recorded at cost and adjusted by the Company's share of undistributed earnings (or losses) (see Note D).

     Operations outside the U.S. are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary manufacturing products located in Puerto Rico; a subsidiary manufacturing and marketing products located in Japan; a subsidiary promoting and distributing products located in Holland; a subsidiary promoting and distributing products located in the United Kingdom; and a subsidiary manufacturing products located in Ireland (see Note Q).

     Fiscal Year
     -----------

     The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal year 2000 ended on June 3, 2000 for a reporting period of fifty-three weeks and fiscal years 1999 and 1998 ended on May 29, 1999 and May 30, 1998, respectively, for reporting periods of fifty-two weeks.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $4,575,000 and $5,089,000 at June 3, 2000 and May 29, 1999,
     respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $1,960,000 and $1,116,000 at June 3, 2000 and May 29, 1999, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


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

    Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,610,000, $2,595,000 and $2,827,000 in 2000, 1999 and 1998, respectively.

    Cost in Excess of Fair Value of Net Assets Acquired
    ---------------------------------------------------

    The cost in excess of fair  value of net  assets  acquired  ("goodwill")  is being amortized on a straight-line basis over 40 years. Amortization of goodwill was $16,000, $16,000 and $17,000 in 2000, 1999 and 1998,
    respectively.

    Intangible Assets
    -----------------

    Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets ranging from approximately eight to fifteen years. Amortization of intangible assets was $177,000, $218,000 and $471,000 in 2000, 1999 and 1998, respectively.

    On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note C).

    Revenue Recognition
    -------------------

    The Company recognizes revenues as products are shipped to customers.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Advertising
    -----------

    All  costs   associated   with   advertising  are  expensed  when  incurred.
    Advertising expense, included in selling and administrative expenses, was $1,103,000, $1,074,000 and $900,000 in 2000, 1999 and 1998, respectively.

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

    Earnings (Loss) Per Common Share
    --------------------------------

    Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for 1998, as their effects were anti-dilutive.

    The following table sets forth the reconciliation of the weighted average number of common shares:

                                              2000          1999         1998
                                             ------        ------       ------

      Basic                                10,012,973    10,077,445    9,952,482
      Effect of dilutive securities
         (stock options)                      301,198       236,644
                                           ----------    ----------    ---------

      Diluted                              10,314,171    10,314,089    9,952,482
                                           ==========    ==========    =========

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    Effects of Recently Issued Accounting Pronouncements
    ----------------------------------------------------

    In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No.
    133. If the Company continues not to use these derivative instruments by the effective date of SFAS No. 133, the adoption of this pronouncement will have no effect on the Company's results of operations or financial position.


NOTE B - COMPREHENSIVE INCOME (LOSS)

    During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings (loss) or stockholders' equity. SFAS No. 130 requires unrealized holding gains or losses on debt and equity securities available-for-sale and cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). The 1998 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE B - COMPREHENSIVE INCOME (LOSS) (continued)

     The components of comprehensive income (loss), net of related tax, are as follows:

                                                      2000        1999        1998
                                                     ------      ------      ------
                                                             (in thousands)
          Net earnings (loss)                      $ 5,965      $ 4,797      $(5,967)
          Unrealized holding gain (loss) on
            debt and equity securities, net
            of income tax provision of $183,
            $1,118 and $6 in 2000, 1999 and
            1998, respectively                         871         (151)          12
          Foreign currency translation
            adjustments                               (680)        (858)        (646)
                                                    ------       ------       ------

              Comprehensive income (loss)          $ 6,156      $ 3,788      $(6,601)
                                                    ======       ======       ======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                              June 3,         May 29,
                                                               2000            1999
                                                              ------          ------
                                                                  (in thousands)
          Unrealized holding gain on debt and equity
            securities, net of income tax liability of
            $387 and $204 at June 3, 2000 and May 29,
            1999, respectively                               $ 2,064         $ 1,193
          Cumulative translation adjustments                  (3,395)         (2,715)
                                                              ------          ------

              Accumulated other comprehensive income
                (loss)                                       $(1,331)        $(1,522)
                                                              ======          ======

NOTE C - ASSET IMPAIRMENT CHARGE

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge in 1998, with no associated tax benefit, of $4,121,000, or $.41 per share, relating to certain long-lived assets pertaining to the acquisition of Leocor, Inc. and used in the cardiovascular market. The Company determined that the revenue potential of this technology, as it relates to the cardiovascular market, was impaired due to increased competition and price erosion for coronary stents and angioplasty products and the Company's strategic decision to commercially exploit this technology in the interventional radiology market. The impairment charge represents the difference between the carrying value of intangible assets and the fair market value of these assets based on estimated future cash flows discounted at a rate commensurate with the risk involved. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of the impairment charge, amortization related to these assets decreased by approximately $250,000 per year, with the remaining intangible assets being amortized on a straight-line basis over the remaining estimated useful lives of approximately eight years.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE D - INVESTMENT IN AFFILIATE AND IMPAIRMENT CHARGE

     In 1998, the Company acquired approximately 23% of ITI Medical Technologies, Inc. ("ITI") for $1,340,000, including acquisition related expenses of $40,000. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI was accounted for by the equity method. In accordance with SFAS No. 121, the Company recorded an impairment charge in the fourth quarter of 1999, with no associated tax benefit, of $896,000, as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to ITI's inability to generate income from operations or raise additional capital. Prior to the impairment charge, the Company's investment in ITI had been reduced by its proportionate share of losses in 1999 and 1998 of approximately $225,000 and $219,000, respectively. For 1999 and 1998, the impairment charge and the Company's proportionate share of losses are included in the consolidated statements of earnings under the caption "Write-down of investment in affiliate".


NOTE E - DEBT AND EQUITY SECURITIES

     Debt and equity securities at June 3, 2000 consist of the following:

                                                                                          Unrealized
                                                       Amortized           Fair             holding
                                                         cost              value             gain
                                                       ---------           -----          ----------
                                                                       (in thousands)
       Current
       -------
       Available-for-sale securities
         (carried on the balance sheet
         at fair value)
           Debt securities with maturities
             Due in 1 through 10 years                  $   90            $   90
             Due after 10 years and through
               20 years                                  3,875             3,875
             Due after 20 years                          4,015             4,015
           Other                                            71                71
                                                         -----             -----

                                                        $8,051            $8,051
                                                         =====             =====

       Noncurrent
       ----------
       Available-for-sale securities
         (carried on the balance sheet
         at fair value)
           Equity securities                            $1,615            $4,066            $2,451
           Other                                             1                 1
                                                         -----             -----             -----

                                                        $1,616            $4,067            $2,451
                                                         =====             =====             =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


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
                                                 =====               =====               =====

NOTE F - INVENTORIES

     Inventories consist of the following:

                                        June 3,            May 29,
                                         2000               1999
                                        -------            -------
                                              (in thousands)

       Finished goods                   $13,246            $14,000
       Work in process                    2,813              1,926
       Raw materials                     10,797             11,048
                                         ------             ------

                                        $26,856            $26,974
                                         ======             ======

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE G - PROPERTY, PLANT AND EQUIPMENT, AT COST

     Property, plant and equipment are summarized as follows:

                                          Estimated
                                            useful          June 3,      May 29,
                                            lives            2000         1999
                                          ---------         ------       ------
                                                               (in thousands)

       Building and building
         improvements                  10 to 39 years      $13,613       $13,411
       Machinery and equipment          2 to 10 years       31,306        28,675
       Leasehold improvements           Term of lease        1,619         1,740
                                                            ------        ------

                                                            46,538        43,826
       Less accumulated depreciation
         and amortization                                   28,309        25,984
                                                            ------        ------

                                                            18,229        17,842
       Land                                                  3,492         3,483
                                                            ------        ------

                                                           $21,721       $21,325
                                                            ======        ======


NOTE H - INCOME TAXES

     Income  tax  expense   analyzed  by  category   and  by  income   statement
     classification is summarized as follows:

                                       2000           1999             1998
                                      ------         ------           ------
                                                 (in thousands)
       Current
         Federal                     $2,304           $1,592          $ (159)
         State and local                199              204             131
         Foreign                        806              813             525
                                      -----            -----             ---

           Subtotal                   3,309            2,609             497

       Deferred                         (40)            (735)            (64)
                                      -----            -----             ---

           Total                     $3,269           $1,874          $  433
                                      =====            =====             ===

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE H - INCOME TAXES (continued)

     Temporary   differences   which  give  rise  to  deferred  tax  assets  and
     liabilities are summarized as follows:

                                                           June 3,       May 29,
                                                            2000          1999
                                                           ------        ------
                                                              (in thousands)

       Deferred tax assets
         Tax operating loss carryforwards                 $ 1,219       $   982
         Difference between book and tax basis in
           investment sold to Canadian subsidiary           1,137         1,137
         Tax credit carryforwards                             224           356
         Alternative minimum tax ("AMT") credit
           carryforward                                         4             4
         Impairment of long-lived assets                    1,256         1,356
         Expenses incurred not currently deductible         1,184         1,171
         Inventories                                          793           721
         Deferred compensation costs                          663           603
         Write-down of investment in affiliate                496           496
         Other                                                 82            88
                                                           ------        ------

             Gross deferred tax asset                       7,058         6,914
                                                           ------        ------

       Deferred tax liabilities
         Excess tax over book depreciation                  1,061         1,026
         Unrealized investment gains                          387           204
         Tax on unremitted profits of Puerto
           Rican subsidiary                                   124           112
         Other                                                 16            16
                                                           ------        ------

             Gross deferred tax liability                   1,588         1,358

       Valuation allowance                                 (4,791)       (4,754)
                                                           ------        ------

             Net deferred tax asset                       $   679       $   802
                                                           ======        ======

     In 1994, the Company sold to its Canadian subsidiary warrants to purchase 396,396 shares of stock in Cedara Software Corporation (formally ISG Technologies, Inc.). This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset.

     During 1999, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $832,000, in the fourth quarter, that management believes is more likely than not to be realized through future taxable earnings from U.S. operations.

     If not utilized, the tax operating loss carryforwards will expire in various amounts over the years 2001 through 2005. The tax credit carryforwards will expire in various amounts over the years 2001 through 2012.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE H - INCOME TAXES (continued)

     Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

     At June 3, 2000, undistributed earnings of certain foreign subsidiaries aggregated $16,644,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $832,000.

     Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                                     June 3,      May 29,
                                                                      2000         1999
                                                                     ------       ------
                                                                        (in thousands)
       Current - Other current assets                                $1,446       $1,401
       Current - Accrued income taxes                                  (124)        (112)
       Noncurrent - Other noncurrent liabilities                       (643)        (487)
                                                                      -----        -----

         Net deferred tax asset                                      $  679       $  802
                                                                      =====        =====

     Earnings (loss) before income taxes for U.S. and international operations consist of the following:

                                                        2000         1999          1998
                                                       ------       ------        ------
                                                                (in thousands)
       U.S.                                            $7,789       $5,371       $(5,225)
       International                                    1,445        1,300          (309)
                                                        -----        -----        ------

                                                       $9,234       $6,671       $(5,534)
                                                        =====        =====        ======

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


     The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings (loss) before income taxes for the following reasons:

                                                     2000        1999       1998
                                                    ------      ------     ------
                                                           (in thousands)
       Income tax provision                        $ 3,269     $ 1,874    $   433
       Effect of:
         State income taxes, net of Federal
           tax benefit                                (128)       (108)       (40)
         Research and development credit                22          27         41
         Earnings of the Puerto Rican
           subsidiary, net of Puerto Rico
           Corporate tax and Tollgate tax              223         242        188
         Earnings of the Foreign Sales
           Corporation                                  22          22          7
         Tax-exempt portion of investment
           income                                      111          27         96
         Change in valuation allowance                  94         770     (1,807)
         Losses of foreign entities
           generating no current tax
           benefit                                    (445)       (553)      (526)
         Nondeductible expenses                       (187)       (148)      (324)
         Other                                         159         115         50
                                                     -----       -----      -----

       Income tax provision (benefit)
         at statutory tax rate of 34%              $ 3,140     $ 2,268    $(1,882)
                                                     =====       =====     ======

     The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

     The U.S. Federal income tax returns of the Company through May 31, 1997 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE I - DEBT

     Notes payable consist of the following:

                                                     June 3,        May 29,
                                                      2000           1999
                                                     ------         ------
                                                         (in thousands)
   Japanese bank
      2.68% note (1)                                 $1,080
      2.43% note (1)                                                $1,111
   Bank, lines of credit
      6.25% (2)                                                        718
                                                      -----          -----

                                                     $1,080         $1,829
                                                      =====          =====


     Long-term debt consists of the following:

                                                      June 3,        May 29,
                                                       2000           1999
                                                      ------         ------
                                                          (in thousands)
    Japanese bank loan, due November 2007,
      2.68% (1)                                        $238           $301
    Japanese bank loan, due November 2004,
      1.80% (1)                                         298            260
    Canadian bank loan, repaid November 1999,
      6.75%                                                            113
    Other                                                20
                                                        ---            ---

                                                        556            674
    Less current maturities                             103            197
                                                        ---            ---

                                                       $453           $477
                                                        ===            ===

     (1) Guaranteed by the Company and collateralized by property, plant and equipment having a net carrying value of $1,914,000 at June 3, 2000.

     (2) The Company's Canadian subsidiary has available $1,354,000 (Canadian $2,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on September 30, 2000.

     The Company also has available $2,000,000 under an unsecured line of credit with a bank, which expires on November 30, 2000. At June 3, 2000, no amounts were outstanding under this line of credit.

     The Company believes that the carrying amount of its debt approximates the fair value as the variable interest rates approximate current prevailing interest rates.

     During 2000, 1999 and 1998, the weighted average interest rates on short-term debt were 2.71%, 3.54% and 6.38%, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE J - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

     Accrued liabilities consist of the following:

                                                    June 3,             May 29,
                                                     2000                1999
                                                    ------              ------
                                                          (in thousands)

       Payroll and related expenses                 $4,565              $3,808
       Accrued sales rebates                         1,498               2,604
       Other                                         1,735               1,324
                                                     -----               -----

                                                    $7,798              $7,736
                                                     =====               =====

     Other noncurrent liabilities consist of the following:

                                                    June 3,             May 29,
                                                     2000                1999
                                                    ------              ------
                                                          (in thousands)
       Deferred compensation                        $1,792              $1,628
       Deferred taxes                                  643                 487
       Other                                           321                 288
                                                     -----               -----

                                                    $2,756              $2,403
                                                     =====               =====

NOTE K - RETIREMENT PLANS

     E-Z-EM, Inc. and its domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2000, 1999 and 1998, profit-sharing contributions were $589,000, $581,000 and $534,000, respectively, and 401(k) matching contributions were $355,000, $359,000 and $341,000, respectively.

     E-Z-EM also  contributed  $34,000,  $36,000  and $42,000 in 2000,  1999 and
     1998, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

     E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2000, 1999 and 1998, contributions were $85,000, $71,000 and $70,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company is committed under non-cancellable operating leases for facilities, automobiles and equipment, including certain facility leases with related parties. During 2000, 1999 and 1998, aggregate rental costs under all operating leases were approximately $1,713,000, $1,743,000 and $1,325,000, respectively, of which approximately $212,000, $196,000 and $196,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 3, 2000, are summarized as follows:

                                                        Related
                                           Total         party
                                          leases        leases
                                          ------        -------
                                             (in thousands)

           2001                           $1,198         $156
           2002                              927          106
           2003                              701          109
           2004                              663          101
           2005                              584
           Thereafter                      1,905
                                           -----          ---

                                          $5,978         $472
                                           =====          ===

     The Company has employment contracts with two executive officers. One such contract expires November 30, 2001 and one contract is cancellable at any time, but provides for severance pay in the event such executive is terminated by the Company without cause, as defined in the contract. Aggregate minimum compensation commitments under these contracts at June 3, 2000, are summarized as follows:

                                                    (in thousands)

           2001                                          $513
           2002                                           131
                                                          ---

                                                         $644
                                                          ===

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE M - COMMON STOCK

     In 1983, the Company adopted a Stock Option Plan (the "1983 Plan"). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,617,974 shares (including 800,000 shares authorized in October 1999) of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

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

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to account for stock-based compensation using the "intrinsic value" method under the guidelines of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as opposed to the "fair value" method contained in SFAS 123. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $5,000, $5,000 and $7,000 in 2000, 1999 and 1998, respectively, was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE M - COMMON STOCK (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings
     (loss) and earnings (loss) per common share would be as follows:

                                            2000           1999           1998
                                           ------         ------         ------
                                           (in thousands, except per share data)
       Net earnings (loss)
         As reported                       $5,965         $4,797        $(5,967)
         Pro forma                          5,317          4,345         (6,549)

       Basic earnings (loss) per
         common share
           As reported                       $.60           $.48          $(.60)
           Pro forma                          .53            .43           (.66)

       Diluted earnings (loss) per
         common share
           As reported                       $.58           $.47          $(.60)
           Pro forma                          .52            .42           (.66)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: dividend yields of zero for all years; expected volatility ranging from 44.59% to 48.65% in 2000, from 41.32% to 48.90% in 1999 and from 43.89% to 47.30% in 1998; risk-free interest rates ranging from 5.99% to 6.89% in 2000, from 4.78% to 5.98% in 1999 and from 5.61% to 6.35% in
     1998; and expected terms ranging from 5 to 9 1/2 years for all years.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE M - COMMON STOCK (continued)

     A summary of the status of the Company's stock option plans as of June 3, 2000, May 29, 1999 and May 30, 1998, and changes for the three years then ended, is presented below:

                                       2000                         1999                          1998
                              ----------------------       ----------------------        ---------------------
                                            Weighted                     Weighted                     Weighted
                                            -Average                     -Average                     -Average
                              Shares        Exercise       Shares        Exercise        Shares       Exercise
                              (000)          Price         (000)          Price          (000)         Price
                              ------        --------       ------        --------        ------       --------
    1983 Plan
    ---------
    Outstanding at
      beginning of year          973          $ 4.99        1,002          $ 4.94         1,115          $4.90
    Granted                      472          $ 7.45           33          $ 5.83
    Exercised                   (144)         $ 5.42          (56)         $ 4.22          (107)         $4.48
    Forfeited                    (12)         $ 4.75           (3)         $ 6.23            (5)         $7.01
    Expired                                                    (3)         $10.68            (1)         $8.74
                               -----                        -----                         -----
    Outstanding at
      end of year              1,289          $ 5.84          973          $ 4.99         1,002          $4.94
                               =====                        =====                         =====

    Options exercisable
      at year-end                796          $ 4.89          940          $ 4.96           995          $4.91

    Weighted-average
      fair value of
      options granted
      during the year                         $ 3.66                       $ 2.59

    1984 Plan
    ---------
    Outstanding at
      beginning of year          301          $ 5.54          304          $ 5.51           305          $5.60
    Granted                        6          $ 6.50            6          $ 5.00             6          $5.88
    Exercised                    (12)         $ 3.75           (9)         $ 4.22
    Forfeited                     (2)         $ 8.58
    Expired                      (12)         $ 9.55                                         (7)         $9.53
                                 ---                          ---                           ---
    Outstanding at
      end of year                281          $ 5.44          301          $ 5.54           304          $5.51
                                 ===                          ===                           ===

    Options exercisable
      at year-end                275          $ 5.42          289          $ 5.55           293          $5.47

    Weighted-average
      fair value of
      options granted
      during the year                         $ 3.24                       $ 2.36                        $2.72

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE M - COMMON STOCK (continued)

                                             2000                          1999                           1998
                                    ----------------------        ----------------------         ---------------------
                                                  Weighted                      Weighted                      Weighted
                                                  -Average                      -Average                      -Average
                                    Shares        Exercise        Shares        Exercise         Shares       Exercise
                                    (000)          Price          (000)          Price           (000)         Price
                                    ------        --------        ------        --------         ------       --------
        1997 Plan
        ---------
        Outstanding at
          beginning of year         129.15         $40,000        130.00         $40,000         122.39        $80,000
        Granted                       8.18         $40,000          1.93         $40,000         140.62        $43,022
        Forfeited                    (1.19)        $40,000         (2.78)        $40,000        (133.01)       $80,000
                                    ------                        ------                         ------
        Outstanding at
          end of year               136.14         $40,000        129.15         $40,000         130.00        $40,000
                                    ======                        ======                         ======

        Options exercisable
          at year-end                 None                          None                           None

        Weighted-average
          fair value of
          options granted
          during the year                          $26,427                       $26,480                       $24,877

     The following information applies to options outstanding and exercisable at June 3, 2000:

                                                  Outstanding                                 Exercisable
                                   -------------------------------------------          -----------------------
                                                   Weighted-
                                    Number          Average         Weighted-           Number        Weighted-
                                     Out-          Remaining         Average             Exer-         Average
           Range of                standing         Life in          Exercise           cisable       Exercise
        Exercise Prices             (000)            Years             Price             (000)          Price
        ---------------            --------        ---------         ---------          -------       ---------
           1983 Plan
           ---------
         $3.66 to $5.39                 702           3.94             $4.42              702            $4.42
         $5.63 to $6.00                 204           9.00             $5.66               11            $5.83
        $8.50 to $10.13                 383           8.93             $8.56               83            $8.78
                                      -----                                               ---

                                      1,289                                               796
                                      =====                                               ===

           1984 Plan
           ---------
         $3.66 to $5.49                 199           4.53             $4.20              199            $4.20
         $5.88 to $8.58                  64           5.54             $7.74               58            $7.86
        $9.58 to $12.49                  18           6.12            $10.99               18           $10.99
                                        ---                                               ---

                                        281                                               275
                                        ===                                               ===

     On June 3, 2000, there remained 531,271, 115,385 and .23 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

     Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


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

     In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's Class B Common Stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Class B Stock may be purchased under the Employee Plan which terminates on September 30, 2002. During 2000, employees purchased 1,275 shares, at $4.46 per share. Total proceeds received by the Company approximated $6,000.

     On January 23, 1998, the Board of Directors declared a 3% stock dividend on shares of Class A and Class B Common Stock. The dividend, payable in non-voting Class B Stock, was distributed on March 16, 1998 to shareholders of record on February 26, 1998. Earnings (loss) per common share have been retroactively adjusted to reflect the stock dividends.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of June 3, 2000, the Company had repurchased 38,145 shares of Class A Common Stock and 313,748 shares of Class B Common Stock for approximately $2,503,000.


NOTE N - RELATED PARTIES

     During 1998, the Company entered into split dollar life insurance arrangements with a key executive (including his spouse) and a principal shareholder (the "insureds"). On an annual basis, the Company makes interest bearing advances of approximately $100,000 per insured toward the cost of such life insurance policies. Interest on the advances is to be paid to the Company annually by the insureds. Under collateral assignment agreements, the proceeds from the policies will first be paid to the Company to repay the advances it made. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At June 3, 2000, the cash surrender value of such policies aggregated $474,000. At June 3, 2000 and May 29, 1999, advances of $600,000 and $400,000, respectively, are recorded in the consolidated balance sheets under the caption "Other Assets".

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE N - RELATED PARTIES (continued)

     The Company had an unsecured, two-year interest bearing note receivable from an executive officer in the principal amount of $320,000. Approximately $297,000 of this note receivable was satisfied in October 1999, while the remaining portion was satisfied during June 2000.

     Several directors provided consulting services to the Company during 2000, 1999 and 1998. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $446,000, $258,000 and $298,000 during 2000, 1999 and 1998, respectively.


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

     The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
     Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, X-ray protection equipment, and immunoassay tests. AngioDynamics products include angiographic, thrombolytic, image-guided vascular access, angioplasty, stents, and drainage medical devices used in the interventional radiology marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

     In 2000, there were two customers to whom sales of Diagnostic products represented 18% and 12%, respectively. In 1999 and 1998, there was one customer to whom sales of Diagnostic products represented 17% and 15% of total sales, respectively. Approximately 21% and 14% of accounts receivable pertained to these customers at June 3, 2000 and approximately 20% of accounts receivable pertained to this customer at May 29, 1999.

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

    Operating Segments                                 2000                 1999                 1998
    ------------------                                ------               ------               ------
                                                                       (in thousands)
       Net sales to external customers
         Diagnostic products
           Contrast systems                         $  65,050            $  60,366            $  58,474
           Non-contrast systems                        27,082               26,554               25,001
                                                     --------             --------             --------

           Total Diagnostic products                   92,132               86,920               83,475
         AngioDynamics products                        19,961               20,259               19,409
                                                     --------             --------             --------

       Total net sales to external
         customers                                  $ 112,093            $ 107,179            $ 102,884
                                                     ========             ========             ========

       Intersegment net sales
         Diagnostic products                        $       2            $      36            $      91
         AngioDynamics products                         1,063                  503                  483
                                                     --------             --------             --------

       Total intersegment net sales                 $   1,065            $     539            $     574
                                                     ========             ========             ========

       Interest income
         Diagnostic products                        $   1,708            $   1,475            $   1,269
         AngioDynamics products                            12                   16                   20
         Eliminations                                  (1,004)                (986)                (597)
                                                     --------             --------             --------

       Total interest income                        $     716            $     505            $     692
                                                     ========             ========             ========

       Interest expense
         Diagnostic products                        $     252            $     263            $     340
         AngioDynamics products                         1,005                  986                  951
         Eliminations                                  (1,004)                (986)                (597)
                                                     --------             --------             --------

       Total interest expense                       $     253            $     263            $     694
                                                     ========             ========             ========

       Depreciation and amortization
         Diagnostic products                        $   2,124            $   2,125            $   2,361
         AngioDynamics products                           679                  704                  954
                                                     --------             --------             --------

       Total depreciation and amortization          $   2,803            $   2,829            $   3,315
                                                     ========             ========             ========

       Equity in losses of affiliate
         Diagnostic products                        $    --              $     225            $     219
                                                     --------             --------             --------

       Total equity in losses of affiliate          $    --              $     225            $     219
                                                     ========             ========             ========

       Income tax provision (benefit)
         Diagnostic products                        $   3,566            $   2,419            $   1,198
         AngioDynamics products                          (297)                (545)                (765)
                                                     --------             --------             --------

       Total income tax provision                   $   3,269            $   1,874            $     433
                                                     ========             ========             ========

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

    Operating Segments (continued)                    2000                 1999                 1998
    ------------------------------                  --------              -------              -------
                                                                       (in thousands)
       Net earnings (loss)
         Diagnostic products                        $   7,328            $   5,960            $   1,623
         AngioDynamics products                        (1,416)              (1,158)              (7,568)*
         Eliminations                                      53                   (5)                 (22)
                                                     --------             --------             --------

       Total net earnings (loss)                    $   5,965            $   4,797            $  (5,967)
                                                     ========             ========             ========

       Other significant noncash items
         Diagnostic products
           Impairment of investment in
             affiliate                              $     -              $     896            $     -
         AngioDynamics products
           Impairment of long-lived assets                -                    -                  4,121
                                                     --------             --------             --------

       Total other significant noncash
         items                                      $     -              $     896            $   4,121
                                                     ========             ========             ========

       Assets
         Diagnostic products                        $ 111,046            $ 107,027            $  99,846
         AngioDynamics products                        17,573               17,922               19,631 *
         Eliminations                                 (29,534)             (28,890)             (28,771)
                                                     --------             --------             --------

       Total assets                                 $  99,085            $  96,059            $  90,706
                                                     ========             ========             ========

       Capital expenditures
         Diagnostic products                        $   2,813            $   1,831            $   1,745
         AngioDynamics products                           393                  376                  152
                                                     --------             --------             --------

       Total capital expenditures                   $   3,206            $   2,207            $   1,897
                                                     ========             ========             ========

       Investment in affiliate
         Diagnostic products                        $     -              $     -              $   1,121
                                                     --------             --------             --------

       Total investment in affiliate                $     -              $     -              $   1,121
                                                     ========             ========             ========

* Includes an impairment charge of $4,121,000 (see Note C).

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

     Geographic Areas
     ----------------

     The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

                                                     2000                  1999                 1998
                                                    -------               -------              -------
                                                                       (in thousands)
         Net sales
           U.S. operations                          $  94,271            $  89,200            $  85,014
           International operations:
             Canada                                    23,671               22,735               20,321
             Other                                     12,697               12,226               13,932
           Eliminations                               (18,546)             (16,982)             (16,383)
                                                     --------             --------             --------

         Total net sales                             $112,093             $107,179             $102,884
                                                      =======              =======              =======

         Long-lived assets
           U.S. operations                            $13,727              $14,154              $14,752
           International operations:
             Canada                                     6,526                5,672                5,745
             Other                                      4,026                4,251                4,412
                                                     --------             --------              -------

         Total long-lived assets                      $24,279              $24,077              $24,909
                                                      =======              =======              =======

NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations during 2000 and 1999 were as follows:

                                                        2000
                                   ---------------------------------------------
                                    First       Second       Third       Fourth
                                   quarter      quarter     quarter      quarter
                                   -------      -------     -------      -------
                                       (in thousands, except per share data)

    Net sales                      $27,197      $27,973     $25,752      $31,171
    Gross profit                    12,083       13,234      11,105       14,043
    Net earnings                     1,798        1,817         516        1,834
    Earnings per common share
      Basic (1)                        .18          .18         .05          .18
      Diluted (1)                      .18          .18         .05          .18

                          E-Z-EM, Inc. and Subsidiaries

                   June 3, 2000, May 29, 1999 and May 30, 1998


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                      1999
                                   ---------------------------------------------
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


NOTE Q - SUBSEQUENT EVENT

     On July 27, 2000, AngioDynamics entered into two agreements to sell all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. The gain resulting from this sale will not be material to the financial position and results of operations for the quarter ended September 2, 2000. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will be manufacturing certain interventional radiology products sold by AngioDynamics.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

    Column A                    Column B                  Column C                    Column D         Column E
    --------                    --------                  --------                    --------         --------
                                                         Additions
                                                ----------------------------
                                                    (1)              (2)
                                Balance                           Charged to                            Balance
                                  at            Charged to          other                               at end
                               beginning        costs and         accounts-         Deductions-          of
   Description                 of period         expenses          describe           describe          period
   -----------                 ---------        ----------        ----------        -----------         -------
Fifty-two weeks
  ended May 30, 1998

Allowance for
  doubtful accounts....           $930             $286                                $68 (a)          $1,148
                                   ===              ===                                 ==               =====

Fifty-two weeks
  ended May 29, 1999

Allowance for
  doubtful accounts....         $1,148             $250                               $370 (a)          $1,028
                                 =====              ===                                ===               =====

Fifty-three weeks
  ended June 3, 2000

Allowance for
  doubtful accounts....         $1,028              $37                               $212 (a)            $853
                                 =====               ==                                ===                 ===

(a) Amounts written off as uncollectible.