Form 10-Q
period 2000-09-02
EZ EM INC
filed 2000-10-18
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 2, 2000
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission file number 1-11479


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


                                 (516) 333-8230
             ------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]


As of October 12, 2000, there were 4,013,390 shares of the issuer's Class A Common Stock outstanding and 5,861,283 shares of the issuer's Class B Common Stock outstanding.


                                  Page 1 of 20
                            Exhibit Index on Page 19

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part 1:  Financial Information                                           Page
-------  ---------------------                                           ----


    Item 1.  Financial Statements


       Consolidated Balance Sheets - September 2, 2000 and
          June 3, 2000                                                   3 - 4


       Consolidated Statements of Earnings - thirteen weeks
          ended September 2, 2000 and August 28, 1999                      5


       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - thirteen weeks ended
          September 2, 2000                                                6


       Consolidated Statements of Cash Flows - thirteen weeks
          ended September 2, 2000 and August 28, 1999                    7 - 8


       Notes to Consolidated Financial Statements                        9 - 13


    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 14 - 17


    Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                         17 - 18


Part II:  Other Information
--------  -----------------


    Item 6.  Exhibits and Reports on Form 8-K                             19

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       September 2,   June 3,
              ASSETS                                      2000          2000
                                                         -------      -------
                                                       (unaudited)   (audited)

CURRENT ASSETS
    Cash and cash equivalents                            $ 3,620      $ 5,583
    Debt and equity securities                            14,364        8,051
    Accounts receivable, principally
       trade, net                                         20,922       22,256
    Inventories                                           25,366       26,856
    Other current assets                                   5,065        4,530
                                                         -------      -------

          Total current assets                            69,337       67,276

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                          20,158       21,721

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization                  404          407

INTANGIBLE ASSETS, less accumulated
    amortization                                           1,420        2,151

DEBT AND EQUITY SECURITIES                                 2,571        4,067

OTHER ASSETS                                               5,036        3,463
                                                         -------      -------

                                                         $98,926      $99,085
                                                         =======      =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                      September 2,      June 3,
    LIABILITIES AND STOCKHOLDERS' EQUITY                  2000           2000
                                                        --------       --------
                                                      (unaudited)      (audited)

CURRENT LIABILITIES
    Notes payable                                       $  1,067       $  1,080
    Current maturities of long-term debt                     101            103
    Accounts payable                                       5,761          6,384
    Accrued liabilities                                    6,771          7,798
    Accrued income taxes                                     742            477
                                                        --------       --------

          Total current liabilities                       14,442         15,842

LONG-TERM DEBT, less current maturities                      439            453

OTHER NONCURRENT LIABILITIES                               2,623          2,756
                                                        --------       --------

          Total liabilities                               17,504         19,051
                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock
       Class A (voting), par value $.10
          per share - authorized, 6,000,000
          shares; issued and outstanding
          4,014,269 shares at September 2,
          2000 and 4,015,111 shares at June
          3, 2000 (excluding 38,987 and
          38,145 shares held in treasury at
          September 2, 2000 and June 3, 2000,
          respectively)                                      401            401
       Class B (non-voting), par value
          $.10 per share - authorized,
          10,000,000 shares; issued and
          outstanding 5,891,265 shares at
          September 2, 2000 and 5,909,277
          shares at June 3, 2000 (excluding
          334,585 and 313,748 shares held in
          treasury at September 2, 2000 and
          June 3, 2000, respectively)                        589            591
    Additional paid-in capital                            20,393         20,521
    Retained earnings                                     61,694         59,852
    Accumulated other comprehensive income (loss)         (1,655)        (1,331)
                                                        --------       --------

          Total stockholders' equity                      81,422         80,034
                                                        --------       --------

                                                        $ 98,926       $ 99,085
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)


                                                      Thirteen weeks ended
                                                  ----------------------------
                                                  September 2,     August 28,
                                                     2000            1999
                                                   --------        --------

Net sales                                          $ 27,304        $ 27,197

Cost of goods sold                                   15,201          15,114
                                                   --------        --------

      Gross profit                                   12,103          12,083
                                                   --------        --------

Operating expenses
  Selling and administrative                          9,330           8,337
  Loss on sale of subsidiary and
    related assets                                      872
  Research and development                            1,272           1,201
                                                   --------        --------

    Total operating expenses                         11,474           9,538
                                                   --------        --------

      Operating profit                                  629           2,545

Other income (expense)
  Interest income                                       226             145
  Interest expense                                      (71)            (61)
  Other, net                                             18              81
                                                   --------        --------

      Earnings before income taxes                      802           2,710

Income tax provision (benefit)                       (1,040)            912
                                                   --------        --------

      NET EARNINGS                                 $  1,842        $  1,798
                                                   ========        ========

Earnings per common share
  Basic                                            $    .19        $    .18
                                                   ========        ========

  Diluted                                          $    .18        $    .18
                                                   ========        ========

Weighted average common shares
  Basic                                               9,915          10,073
                                                   ========        ========

  Diluted                                            10,245          10,228
                                                   ========        ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                     Thirteen weeks ended September 2, 2000
                                   (unaudited)
                        (in thousands, except share data)

                                       Class A             Class B                               Accumulated
                                     common stock        common stock      Additional                other                   Compre-
                                   ---------------     ---------------      paid-in   Retained   comprehensive               hensive
                                   Shares   Amount     Shares    Amount     capital   earnings   income (loss)      Total    income
                                   ------   ------     ------    ------     -------   --------   -------------      -----    ------
Balance at June 3, 2000          4,015,111   $401    5,909,277    $591      $20,521    $59,852      $(1,331)      $80,034

Exercise of stock options                                2,825                   15                                    15
Income tax benefits on
  stock options exercised                                                         1                                     1
Compensation related to
  stock option plans                                                              1                                     1
Purchase of treasury stock            (842)            (20,837)     (2)        (145)                                 (147)
Net earnings                                                                             1,842                      1,842    $1,842
Unrealized holding loss on debt
  and equity securities                                                                              (1,238)       (1,238)   (1,238)
Foreign currency translation
  adjustments                                                                                           914           914       914
                                 ---------   ----    ---------    ----      -------    -------      -------       -------    ------
Comprehensive income                                                                                                         $1,518
                                                                                                                             ======
Balance at September 2, 2000     4,014,269   $401    5,891,265    $589      $20,393    $61,694      $(1,655)      $81,422
                                 =========   ====    =========    ====      =======    =======      =======       =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                        Thirteen weeks ended
                                                    ---------------------------
                                                    September 2,     August 28,
                                                       2000             1999
                                                     --------        --------

Cash flows from operating activities:
  Net earnings                                       $  1,842        $  1,798
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                       704             724
      Impairment of long-lived assets                     450
      Provision for doubtful accounts                      33              60
      Loss on sale of subsidiary and
        related assets                                    872
      Deferred income tax (benefit) provision          (1,731)             12
      Other non-cash items                                  1               1
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                           1,076           1,745
          Inventories                                     210             169
          Other current assets                           (267)            175
          Other assets                                    (81)            (82)
          Accounts payable                               (264)           (326)
          Accrued liabilities                            (979)             30
          Accrued income taxes                            256             269
          Other noncurrent liabilities                     48              37
                                                     --------        --------

            Net cash provided by operating
              activities                                2,170           4,612
                                                     --------        --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                       (851)           (438)
  Proceeds from sale of subsidiary and
    related assets                                      3,250
  Available-for-sale securities
    Purchases                                         (24,273)        (17,557)
    Proceeds from sale                                 17,960          13,960
                                                     --------        --------

      Net cash used in investing activities            (3,914)         (4,035)
                                                     --------        --------

Cash flows from financing activities:
  Repayments of debt                                      (61)           (792)
  Proceeds from exercise of stock options,
    including related income tax benefits                  16              46
  Purchase of treasury stock                             (147)           (172)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                                            6
                                                     --------        --------

      Net cash used in financing activities              (192)           (912)
                                                     --------        --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                                Thirteen weeks ended
                                                             --------------------------
                                                             September 2,    August 28,
                                                                 2000           1999
                                                               -------        -------
Effect of exchange rate changes on
  cash and cash equivalents                                    $   (27)       $   (38)
                                                               -------        -------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                             (1,963)          (373)

Cash and cash equivalents
  Beginning of period                                            5,583          8,073
                                                               -------        -------

  End of period                                                $ 3,620        $ 7,700
                                                               =======        =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                 $    21        $    23
                                                               =======        =======

      Income taxes                                             $   511        $   600
                                                               =======        =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 2, 2000 and August 28, 1999
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 2, 2000, the consolidated statement of stockholders' equity and comprehensive income for the period ended September 2, 2000, and the consolidated statements of earnings and cash flows for the periods ended September 2, 2000 and August 28, 1999, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2000 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at September 2, 2000 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2000 Annual Report on Form 10-K filed by the Company on September 1, 2000. The results of operations for the periods ended September 2, 2000 and August 28, 1999 are not necessarily indicative of the operating results for the respective full years.

     The consolidated  financial statements include the accounts of E-Z-EM, Inc.
     and  all  100%-owned   subsidiaries   (the   "Company").   All  significant
     intercompany balances and transactions have been eliminated.

NOTE B - EARNINGS PER COMMON SHARE

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

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                                    Thirteen weeks ended
                                                  ------------------------
                                                  September 2,  August 28,
                                                      2000         1999
                                                     ------       ------
                                                       (in thousands)

          Basic                                       9,915       10,073
          Effect of dilutive securities
            (stock options)                             330          155
                                                     ------       ------

          Diluted                                    10,245       10,228
                                                     ======       ======

                          E-Z-EM, Inc. and Subsidiaries

                      September 2, 2000 and August 28, 1999
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

     Excluded from the calculation of earnings per common share, are options to purchase 462,915 and 789,909 shares of common stock at September 2, 2000 and August 28, 1999, respectively, as their inclusion would be anti-dilutive.

NOTE C - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues not to use these derivative instruments by the effective date of SFAS No. 133, the adoption of this pronouncement will have no effect on the Company's results of operations or financial position.

NOTE D - COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows:

                                                                     Thirteen weeks ended
                                                                 ----------------------------
                                                                 September 2,      August 28,
                                                                     2000             1999
                                                                   -------          -------
                                                                        (in thousands)
          Net earnings                                             $ 1,842          $ 1,798
          Unrealized holding loss on debt
            and equity securities                                   (1,238)            (179)
          Foreign currency translation
            adjustments                                                914             (217)
                                                                   -------          -------

              Comprehensive income                                 $ 1,518          $ 1,402
                                                                   =======          =======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                                 September 2,        June 3,
                                                                     2000             2000
                                                                   -------          -------
                                                                        (in thousands)
          Unrealized holding gain on debt
            and equity securities                                  $   826          $ 2,064
          Cumulative translation adjustments                        (2,481)          (3,395)
                                                                   -------          -------

              Accumulated other comprehensive income
                (loss)                                             $(1,655)         $(1,331)
                                                                   =======          =======

                          E-Z-EM, Inc. and Subsidiaries

                      September 2, 2000 and August 28, 1999
                                   (unaudited)


NOTE E - SALE OF SUBSIDIARY AND RELATED ASSETS

     On July 27, 2000, AngioDynamics, Inc. entered into two agreements to sell all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the quarter ended September 2, 2000. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will be manufacturing certain interventional radiology products sold by AngioDynamics.

NOTE F - ASSET IMPAIRMENT CHARGE

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's Diagnostic operating segment recorded an impairment charge during the quarter ended September 2, 2000 of $450,000 relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it now believes that the market for this technology is significantly less than previously projected. The impairment charge represents the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. The impairment charge is included in the consolidated statement of earnings under the caption "Selling and administrative".

NOTE G - INVENTORIES

     Inventories consist of the following:

                                        September 2,         June 3,
                                            2000              2000
                                          -------           -------
                                               (in thousands)

          Finished goods                  $12,948           $13,246
          Work in process                   2,115             2,813
          Raw materials                    10,303            10,797
                                          -------           -------

                                          $25,366           $26,856
                                          =======           =======

                          E-Z-EM, Inc. and Subsidiaries

                      September 2, 2000 and August 28, 1999
                                   (unaudited)


NOTE H - INCOME TAXES

     During the thirteen weeks ended September 2, 2000, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

NOTE I - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 2,825 shares were exercised at prices ranging from $4.31 to $5.63 per share, options for 7,449 shares were forfeited at prices ranging from $5.39 to $5.63 per share, and no options were granted or expired during the thirteen weeks ended September 2, 2000. Under the 1997 AngioDynamics Stock Option Plan, options for .63 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirteen weeks ended September 2, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of September 2, 2000, the Company had repurchased 38,987 shares of Class A Common Stock and 334,585 shares of Class B Common Stock for approximately $2,650,000.

NOTE J - OPERATING SEGMENTS

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

                          E-Z-EM, Inc. and Subsidiaries

                      September 2, 2000 and August 28, 1999
                                   (unaudited)


NOTE J - OPERATING SEGMENTS (continued)

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                              Thirteen weeks ended
                                                          ---------------------------
                                                          September 2,     August 28,
                                                              2000            1999
                                                           ---------       ---------
                                                                 (in thousands)
          Net sales to external customers
            Diagnostic products
              Contrast systems                             $  15,615       $  16,027
              Non-contrast systems                             6,088           6,829
                                                           ---------       ---------

              Total Diagnostic products                       21,703          22,856
            AngioDynamics products                             5,601           4,341
                                                           ---------       ---------

          Total net sales to external customers            $  27,304       $  27,197
                                                           =========       =========

          Intersegment net sales
            Diagnostic products                            $      --       $     191
            AngioDynamics products                               190             158
                                                           ---------       ---------

          Total intersegment net sales                     $     190       $     349
                                                           =========       =========

          Operating profit (loss)
            Diagnostic products                            $   1,227       $   2,929
            AngioDynamics products                              (550)           (408)
            Eliminations                                         (48)             24
                                                           ---------       ---------

          Total operating profit                           $     629       $   2,545
                                                           =========       =========

          Net earnings (loss)
            Diagnostic products                            $   1,184       $   2,310
            AngioDynamics products                               706            (536)
            Eliminations                                         (48)             24
                                                           ---------       ---------

          Total net earnings                               $   1,842       $   1,798
                                                           =========       =========

                                                          September 2,       June 3,
                                                              2000            2000
                                                           ---------       ---------
                                                                (in thousands)
          Assets
            Diagnostic products                            $ 109,447       $ 111,046
            AngioDynamics products                            17,294          17,573
            Eliminations                                     (27,815)        (29,534)
                                                           ---------       ---------

          Total assets                                     $  98,926       $  99,085
                                                           =========       =========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended September 2, 2000 and August 28, 1999
----------------------------------------------------

     The Company's quarters ended September 2, 2000 and August 28, 1999 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment includes both contrast systems and non-contrast systems. The AngioDynamics products operating segment includes angiographic products, thrombolytic products, image-guided vascular access products, angioplasty products, stents, and drainage products used in the interventional radiology marketplace.

                                           Diagnostic    AngioDynamics      Eliminations        Total
                                           ----------    -------------      ------------        -----
                                                                  (in thousands)
Quarter ended September 2, 2000
-------------------------------

    Unaffiliated customer sales              $21,703         $ 5,601             --            $27,304
    Intersegment sales                          --               190            ($190)            --
    Gross profit (loss)                        9,349           2,802              (48)          12,103
    Operating profit (loss)                    1,227            (550)             (48)             629

Quarter ended August 28, 1999
-----------------------------

    Unaffiliated customer sales              $22,856         $ 4,341             --            $27,197
    Intersegment sales                           191             158            ($349)            --
    Gross profit                              10,045           2,015               23           12,083
    Operating profit (loss)                    2,929            (408)              24            2,545

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter declined by $1,702,000 due primarily to decreased sales and gross profit and increased operating expenses. Net sales decreased 5%, or $1,153,000, due to lower demand for sales of both contrast systems and non-contrast systems. The decline in sales of non-contrast systems resulted from decreased custom contract sales. Price increases accounted for approximately 2% of net sales for the current quarter. Gross profit expressed as a percentage of net sales declined to 43% for the current quarter, from 44% for the comparable quarter of the prior year due primarily to decreased production throughput, partially offset by the effects of sales price increases. Increased operating expenses of $1,006,000 can be attributed, in large part, to: an impairment charge of $450,000 relating to acquired patent rights to an oral magnetic resonance imaging contrast agent; increased costs associated with foreign product registrations; and increased administrative expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter, which declined by $142,000, were adversely affected by the sale of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products.

The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the quarter ended September 2, 2000. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges.

     Excluding the loss on sale, AngioDynamics segment operating results improved by $730,000 due to increased sales and improved gross profit. Net sales increased 29%, or $1,260,000, due, in large part, to sales of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, introduced in the second quarter of last fiscal year. Gross profit expressed as a percentage of net sales improved to 48% for the current quarter from 45% for the comparable quarter of the prior year due primarily to increased production throughput and changes in product mix.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended September 2, 2000, the Company reported net earnings of $1,842,000, or $.19 and $.18 per common share on a basic and diluted basis, respectively, as compared to net earnings of $1,798,000, or $.18 per common share on both a basic and diluted basis for the comparable period of last year. Results for the current quarter were favorably affected by the Company's reversal of a portion of its income tax valuation allowance against certain domestic tax benefits totaling $1,344,000, since it is now more likely than not that such benefits will be realized. Results for the current quarter were adversely affected by increased operating expenses of $1,936,000, due, in large part, to the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000.

     Net sales for the quarter ended September 2, 2000 increased less than 1%, or $107,000, as compared to the quarter ended August 28, 1999. Increased sales of AngioDynamics products of $1,260,000 were offset by decreased sales of non-contrast systems of $741,000 and contrast systems of $412,000. The decline in sales of non-contrast systems resulted from decreased custom contract sales. Price increases accounted for approximately 1 1/2% of net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 14%, or $1,409,000, for the current quarter from the comparable period of last year due primarily to decreased custom contract sales of $1,195,000. Continued weakness of the Euro compared to the U.S. dollar also contributed to sluggish international sales, as the Company's domestic operations bill export sales in U.S. dollars.

     Gross profit expressed as a percentage of net sales was 44% for both the current quarter as well as the comparable quarter of the prior year, as improved gross profit in the AngioDynamics segment was offset by reduced gross profit in the Diagnostic segment. The improved AngioDynamics gross profit expressed as a percentage of net sales was due primarily to increased production throughput and changes in product mix. The decline in Diagnostic gross profit expressed as a percentage of net sales resulted primarily from decreased production throughput, partially offset by the effects of sales price increases.

     Selling and administrative ("S&A") expenses were $9,330,000 for the quarter ended September 2, 2000 compared to $8,337,000 for the quarter ended August 28, 1999. This increase of $993,000, or 12%, for the current quarter was due primarily to increased Diagnostic S&A expenses, which can be attributed, in large part, to the asset impairment charge of $450,000, increased costs associated with foreign product registrations, and increased administrative expenses.

     Research and development ("R&D") expenditures increased 6% for the current quarter to $1,272,000, or 5% of net sales, from $1,201,000, or 4% of net sales, for the comparable quarter of the prior year due to increased general regulatory costs. Of the R&D expenditures for the current quarter, approximately 42% relate to contrast systems, 29% to AngioDynamics projects, 5% to immunological projects, 6% to other projects and 18% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $173,000 of income for the current quarter compared to $165,000 of income for the comparable period of last year. Increased interest income of $81,000, resulting from the investment of additional funds provided by operations, offset a decline in foreign currency exchange gains and losses of $70,000.

     For the quarter ended September 2, 2000, the Company reported an income tax benefit of $1,040,000 against earnings before income taxes of $802,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. The Company's effective tax rate for the quarter ended August 28, 1999 approximated the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates were offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

     For the quarter ended September 2, 2000, capital expenditures, the purchase of treasury stock and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At September 2, 2000, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,607,000 as compared to $1,636,000 at June 3, 2000. The Company has available $3,357,000 under two bank lines of credit of which no amounts were outstanding at September 2, 2000.

     At September 2, 2000, approximately 65% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 4.80 to 1, with net working capital of $54,895,000, at September 2, 2000, as compared to a current ratio of
4.25 to 1, with net working capital of $51,434,000, at June 3, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of September 2, 2000, the Company had repurchased 38,987 shares of Class A Common Stock and 334,585 shares of Class B Common Stock for approximately $2,650,000.

     Forward-Looking Statements
     --------------------------

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the U.S. Food and Drug Administration or other regulatory agencies, results of pending or future clinical trials, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2000 Annual Report on Form 10-K.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at September 2, 2000, the Company's assets and liabilities would increase or decrease by $2,065,000 and $553,000, respectively, and the Company's net sales and net earnings would increase or decrease by $1,936,000 and $72,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at September 2, 2000, results of operations would be favorably or unfavorably impacted by approximately $514,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $14,305,000. The bonds bear interest at a floating rate established weekly. For the quarter ended September 2, 2000, the after-tax interest rate on the bonds approximated 4.3%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $143,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,607,000 at September 2, 2000, a change in interest rates would not materially impact results of operations or financial position. At September 2, 2000, the Company did not maintain any variable interest rate financing.

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

        No reports on Form 8-K were filed during the quarter ended September 2, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         E-Z-EM, Inc.
                                         -------------------------------------
                                         (Registrant)




Date   October 13, 2000                  /s/ Anthony A. Lombardo
     --------------------                -------------------------------------
                                         Anthony A. Lombardo, President,
                                         Chief Executive Officer and Director




Date   October 13, 2000                  /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                         Dennis J. Curtin, Senior Vice
                                         President - Chief Financial Officer
                                         (Principal Financial and Chief
                                         Accounting Officer)