Form 10-Q
period 2000-12-02
EZ EM INC
filed 2001-01-16
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 2, 2000
                                                ----------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

                                  Yes [X] No [ ]


As of January 10, 2001, there were 4,012,969 shares of the issuer's Class A Common Stock outstanding and 5,872,198 shares of the issuer's Class B Common Stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                           Page
-------  ---------------------                                           ----

    Item 1.  Financial Statements

       Consolidated Balance Sheets - December 2, 2000 and
          June 3, 2000                                                  3 - 4

       Consolidated Statements of Earnings - thirteen and
          twenty-six weeks ended December 2, 2000 and
          November 27, 1999                                               5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - twenty-six weeks ended
          December 2, 2000                                                6

       Consolidated Statements of Cash Flows - twenty-six weeks
          ended December 2, 2000 and November 27, 1999                  7 - 8

       Notes to Consolidated Financial Statements                       9 - 13

    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                14 - 19

    Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                        19 - 20


Part II:  Other Information
--------  -----------------

    Item 4.  Submission of Matters to a Vote of Security Holders          21

    Item 6.  Exhibits and Reports on Form 8-K                             21

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     December 2,        June 3,
              ASSETS                                    2000              2000
                                                      -------           -------
                                                    (unaudited)        (audited)

CURRENT ASSETS
    Cash and cash equivalents                         $ 4,241           $ 5,583
    Debt and equity securities                         13,677             8,051
    Accounts receivable, principally
       trade, net                                      20,402            22,256
    Inventories                                        25,525            26,856
    Other current assets                                4,608             4,530
                                                      -------           -------

          Total current assets                         68,453            67,276

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                       19,800            21,721

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization               381               407

INTANGIBLE ASSETS, less accumulated
    amortization                                        1,389             2,151

DEBT AND EQUITY SECURITIES                              1,123             4,067

OTHER ASSETS                                            5,393             3,463
                                                      -------           -------

                                                      $96,539           $99,085
                                                      =======           =======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                          December 2,          June 3,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                                      2000              2000
                                                                                            --------          --------
                                                                                          (unaudited)         (audited)
CURRENT LIABILITIES
    Notes payable                                                                           $  1,001          $  1,080
    Current maturities of long-term debt                                                          96               103
    Accounts payable                                                                           4,911             6,384
    Accrued liabilities                                                                        7,010             7,798
    Accrued income taxes                                                                         202               477
                                                                                            --------          --------

          Total current liabilities                                                           13,220            15,842

LONG-TERM DEBT, less current maturities                                                          394               453

OTHER NONCURRENT LIABILITIES                                                                   2,633             2,756
                                                                                            --------          --------

          Total liabilities                                                                   16,247            19,051
                                                                                            --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock
       Class A (voting), par value $.10 per share - authorized, 6,000,000 shares; issued and outstanding 4,013,147 shares at December 2, 2000 and 4,015,111 shares at June 3, 2000 (excluding 40,109 and 38,145 shares held in treasury at December 2, 2000 and June 3, 2000,
          respectively)                                                                          401               401
       Class B (non-voting), par value $.10 per share - authorized, 10,000,000 shares; issued and outstanding 5,866,724 shares at December 2, 2000 and 5,909,277 shares at June 3, 2000 (excluding 365,126 and 313,748 shares held in treasury at December 2, 2000 and June 3, 2000,
          respectively)                                                                          587               591
    Additional paid-in capital                                                                20,207            20,521
    Retained earnings                                                                         62,555            59,852
    Accumulated other comprehensive income (loss)                                             (3,458)           (1,331)
                                                                                            --------          --------

          Total stockholders' equity                                                          80,292            80,034
                                                                                            --------          --------

                                                                                            $ 96,539          $ 99,085
                                                                                            ========          ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)

                                                      Thirteen weeks ended                   Twenty-six weeks ended
                                                 -------------------------------         -------------------------------
                                                 December 2,        November 27,         December 2,        November 27,
                                                    2000                1999                2000                1999
                                                  --------            --------            --------            --------
Net sales                                         $ 26,261            $ 27,973            $ 53,565            $ 55,170

Cost of goods sold                                  14,219              14,739              29,420              29,853
                                                  --------            --------            --------            --------

      Gross profit                                  12,042              13,234              24,145              25,317
                                                  --------            --------            --------            --------

Operating expenses
  Selling and administrative                         9,471               9,332              18,801              17,669
  Loss on sale of subsidiary
    and related assets                                                                         872
  Research and development                           1,389               1,171               2,661               2,372
                                                  --------            --------            --------            --------

    Total operating expenses                        10,860              10,503              22,334              20,041
                                                  --------            --------            --------            --------

      Operating profit                               1,182               2,731               1,811               5,276

Other income (expense)
  Interest income                                      230                 146                 456                 291
  Interest expense                                     (67)                (58)               (138)               (119)
  Other, net                                             7                 (19)                 25                  62
                                                  --------            --------            --------            --------

      Earnings before income
        taxes                                        1,352               2,800               2,154               5,510

Income tax provision (benefit)                         491                 983                (549)              1,895
                                                  --------            --------            --------            --------

      NET EARNINGS                                $    861            $  1,817            $  2,703            $  3,615
                                                  ========            ========            ========            ========

Earnings per common share
  Basic                                           $    .09            $    .18            $    .27            $    .36
                                                  ========            ========            ========            ========

  Diluted                                         $    .08            $    .18            $    .26            $    .35
                                                  ========            ========            ========            ========

Weighted average common shares
  Basic                                              9,878              10,074               9,897              10,074
                                                  ========            ========            ========            ========

  Diluted                                           10,192              10,217              10,218              10,223
                                                  ========            ========            ========            ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                     Twenty-six weeks ended December 2, 2000
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                    Accumulated
                                                                                                       other
                                          Class A                   Class B                           compre-
                                       common stock              common stock    Additional            hensive               Compre-
                                   ----------------------   --------------------   paid-in  Retained   income                hensive
                                      Shares      Amount        Shares    Amount   capital  earnings   (loss)      Total     income
                                   -----------   --------   -----------   ------  --------  --------   -------    -------    ------
Balance at June 3, 2000              4,015,111   $    401     5,909,277   $ 591   $ 20,521   $59,852   $(1,331)   $80,034

Exercise of stock options                                         2,825                 14                             14
Income tax benefits on
  stock options exercised                                                                1                              1
Compensation related to
  stock option plans                                                                     3                              3
Issuance of stock                                                 6,000       1         40                             41
Purchase of treasury stock              (1,964)                 (51,378)     (5)      (372)                          (377)
Net earnings                                                                                   2,703                2,703    $2,703
Unrealized holding loss on debt
  and equity securities                                                                                 (2,399)    (2,399)   (2,399)
Foreign currency translation
  adjustments                                                                                              272        272       272
                                   -----------   --------   -----------   -----   --------   -------   -------    -------    ------

Comprehensive income                                                                                                         $  576
                                                                                                                             ======
Balance at December 2, 2000          4,013,147   $    401     5,866,724   $ 587   $ 20,207   $62,555   $(3,458)   $80,292
                                   ===========   ========   ===========   =====   ========   =======   =======    =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                       Twenty-six weeks ended
                                                    ----------------------------
                                                    December 2,     November 27,
                                                       2000            1999
                                                      ------          ------

Cash flows from operating activities:
  Net earnings                                      $  2,703        $  3,615
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization                    1,388           1,431
      Impairment of long-lived assets                    450
      Provision for doubtful accounts                     43              76
      Loss on sale of subsidiary and
        related assets                                   872
      Deferred income tax (benefit) provision         (1,723)             31
      Other non-cash items                                44              73
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                          1,586          (1,999)
          Inventories                                     51          (1,197)
          Other current assets                           190             594
          Other assets                                  (188)           (165)
          Accounts payable                            (1,114)          1,258
          Accrued liabilities                           (740)            298
          Accrued income taxes                          (291)           (164)
          Other noncurrent liabilities                    95              74
                                                      ------          ------

            Net cash provided by operating
              activities                               3,366           3,925
                                                      ------          ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                    (1,451)           (985)
  Proceeds from sale of subsidiary and
    related assets                                     3,250
  Available-for-sale securities
    Purchases                                        (40,151)        (20,278)
    Proceeds from sale                                34,525          16,620
                                                      ------          ------

      Net cash used in investing activities           (3,827)         (4,643)
                                                      ------          ------

Cash flows from financing activities:
  Repayments of debt                                    (121)           (904)
  Proceeds from issuance of debt                          19              26
  Proceeds from exercise of stock options,
    including related income tax benefits                 15              87
  Purchase of treasury stock                            (377)           (291)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                                           6
                                                      ------          ------

      Net cash used in financing activities             (464)         (1,076)
                                                      ------          ------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                        Twenty-six weeks ended
                                                     ---------------------------
                                                     December 2,    November 27,
                                                         2000           1999
                                                       -------        -------

Effect of exchange rate changes on
  cash and cash equivalents                            $  (417)       $   133
                                                       -------        -------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                     (1,342)        (1,661)

Cash and cash equivalents
  Beginning of period                                    5,583          8,073
                                                       -------        -------

  End of period                                        $ 4,241        $ 6,412
                                                       =======        =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                         $    38        $    42
                                                       =======        =======

      Income taxes                                     $ 1,830        $ 1,983
                                                       =======        =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 2, 2000 and November 27, 1999
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of December 2, 2000, the consolidated statement of stockholders' equity and comprehensive income for the period ended December 2, 2000, and the consolidated statements of earnings and cash flows for the periods ended December 2, 2000 and November 27, 1999, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2000 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at December 2, 2000 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2000 Annual Report on Form 10-K filed by the Company on September 1, 2000. The results of operations for the periods ended December 2, 2000 and November 27, 1999 are not necessarily indicative of the operating results for the respective full years.

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

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                           Thirteen weeks ended              Twenty-six weeks ended
                                       ----------------------------      ----------------------------
                                       December 2,     November 27,      December 2,     November 27,
                                          2000             1999             2000             1999
                                         ------           ------           ------           ------
                                                               (in thousands)
          Basic                           9,878           10,074            9,897           10,074
          Effect of dilutive
            securities (stock
            options)                        314              143              321              149
                                         ------           ------           ------           ------

          Diluted                        10,192           10,217           10,218           10,223
                                         ======           ======           ======           ======

                          E-Z-EM, Inc. and Subsidiaries

                     December 2, 2000 and November 27, 1999
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

     Excluded from the calculation of earnings per common share, are options to purchase 462,915 and 791,509 shares of common stock at December 2, 2000 and November 27, 1999, respectively, as their inclusion would be anti-dilutive.


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


NOTE D - COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows:

                                                                Twenty-six weeks ended
                                                            ------------------------------
                                                            December 2,       November 27,
                                                               2000               1999
                                                              -------           -------
                                                                    (in thousands)
          Net earnings                                        $ 2,703           $ 3,615
          Unrealized holding gain (loss) on
            debt and equity securities                         (2,399)            1,252
          Foreign currency translation
            adjustments                                           272              (203)
                                                              -------           -------

              Comprehensive income                            $   576           $ 4,664
                                                              =======           =======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                            December 2,          June 3,
                                                               2000               2000
                                                              -------           -------
                                                                    (in thousands)

          Unrealized holding gain (loss) on debt
            and equity securities                             $  (335)          $ 2,064
          Cumulative translation adjustments                   (3,123)           (3,395)
                                                              -------           -------

              Accumulated other comprehensive income
                (loss)                                        $(3,458)          $(1,331)
                                                              =======           =======

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 2, 2000 and November 27, 1999
                                   (unaudited)


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


NOTE G - INVENTORIES

     Inventories consist of the following:

                                          December 2,      June 3,
                                             2000           2000
                                           -------        -------
                                               (in thousands)

          Finished goods                   $13,496        $13,246
          Work in process                    1,797          2,813
          Raw materials                     10,232         10,797
                                           -------        -------

                                           $25,525        $26,856
                                           =======        =======

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 2, 2000 and November 27, 1999
                                   (unaudited)


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


NOTE I - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 2,825 shares were exercised at prices ranging from $4.31 to $5.63 per share, options for 8,449 shares were forfeited at prices ranging from $5.39 to $5.63 per share, and no options were granted or expired during the twenty-six weeks ended December 2, 2000. Under the 1997 AngioDynamics Stock Option Plan, options for .06 shares were granted at $40,000 per share, options for 3.81 shares were forfeited at $40,000 per share, and no options were exercised or expired during the twenty- six weeks ended December 2, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of December 2, 2000, the Company had repurchased 40,109 shares of Class A Common Stock and 365,126 shares of Class B Common Stock for approximately $2,880,000.


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

                          E-Z-EM, Inc. and Subsidiaries

                     December 2, 2000 and November 27, 1999
                                   (unaudited)


NOTE J - OPERATING SEGMENTS (continued)

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                   Thirteen weeks ended                  Twenty-six weeks ended
                                              ------------------------------        ------------------------------
                                              December 2,       November 27,        December 2,       November 27,
                                                 2000               1999               2000               1999
                                               --------           --------           --------           --------
                                                                         (in thousands)
     Net sales to external
     customers
       Diagnostic products
         Contrast systems                      $ 15,297           $ 17,178           $ 30,912           $ 33,205
         Non-contrast systems                     5,930              6,269             12,018             13,098
                                               --------           --------           --------           --------

         Total Diagnostic products               21,227             23,447             42,930             46,303
       AngioDynamics products                     5,034              4,526             10,635              8,867
                                               --------           --------           --------           --------

     Total net sales to external
     customers                                 $ 26,261           $ 27,973           $ 53,565           $ 55,170
                                               ========           ========           ========           ========

     Intersegment net sales
       Diagnostic products                     $      1           $   (189)          $      1           $      2
       AngioDynamics products                       162                167                352                325
                                               --------           --------           --------           --------

     Total intersegment net sales              $    163           $    (22)          $    353           $    327
                                               ========           ========           ========           ========

     Operating profit (loss)
       Diagnostic products                     $    887           $  3,127           $  2,114           $  6,056
       AngioDynamics products                       316               (408)              (234)              (816)
       Eliminations                                 (21)                12                (69)                36
                                               --------           --------           --------           --------

     Total operating profit                    $  1,182           $  2,731           $  1,811           $  5,276
                                               ========           ========           ========           ========

     Net earnings (loss)
       Diagnostic products                     $    842           $  2,327           $  2,026           $  4,637
       AngioDynamics products                        40               (522)               746             (1,058)
       Eliminations                                 (21)                12                (69)                36
                                               --------           --------           --------           --------

     Total net earnings                        $    861           $  1,817           $  2,703           $  3,615
                                               ========           ========           ========           ========

                                                                                    December 2,         June 3,
                                                                                        2000              2000
                                                                                     --------           --------
                                                                                           (in thousands)
     Assets
       Diagnostic products                                                           $107,847           $111,046
       AngioDynamics products                                                          16,560             17,573
       Eliminations                                                                   (27,868)           (29,534)
                                                                                     --------           --------

     Total assets                                                                    $ 96,539           $ 99,085
                                                                                     ========           ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended December 2, 2000 and November 27, 1999
-----------------------------------------------------

     The Company's quarters ended December 2, 2000 and November 27, 1999 both represent thirteen weeks.

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

                                                Diagnostic        AngioDynamics     Eliminations          Total
                                                ----------        -------------     ------------          -----
                                                                          (in thousands)
Quarter ended December 2, 2000
------------------------------

   Unaffiliated customer sales                   $ 21,227            $ 5,034             --              $26,261
   Intersegment sales                                   1                162            ($163)              --
   Gross profit                                     9,417              2,646              (21)            12,042
   Operating profit (loss)                            887                316              (21)             1,182

Quarter ended November 27, 1999
-------------------------------

   Unaffiliated customer sales                   $ 23,447            $ 4,526             --              $27,973
   Intersegment sales                                (189)               167            $  22               --
   Gross profit                                    11,123              2,100               11             13,234
   Operating profit (loss)                          3,127               (408)              12              2,731

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter declined by $2,240,000 due primarily to decreased sales and gross profit and increased operating expenses. Net sales decreased 9%, or $2,220,000, due to lower demand for sales of both contrast systems and non-contrast systems. The decline in contrast system sales resulted, in part, from the stocking of higher inventory levels by the Company's distributors in the second quarter of the prior year, in anticipation of potential Year 2000 ("Y2K") related supply issues. The decline in sales of non-contrast systems resulted from decreased custom contract sales. Price increases accounted for approximately 3% of net sales for the current quarter. Gross profit expressed as a percentage of net sales declined to 44% for the current quarter from 48% for the comparable period of the prior year due primarily to decreased production throughput and increased provision for inventory reserves of $200,000, partially offset by the effects of sales price increases. Increased operating expenses of $534,000 are the result of the expansion of the domestic sales force, increased distribution costs and increased research and development expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $724,000 due to increased sales, improved gross profit and decreased operating expenses of $178,000. Net sales increased 11%, or $508,000, due to sales of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, introduced in the second quarter of last fiscal year. Gross profit expressed as a percentage of net sales improved to 51% for the current quarter from 45% for the comparable quarter of the prior year due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility in the first quarter of the current year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended December 2, 2000, the Company reported net earnings of $861,000, or $.09 and $.08 per common share on a basic and diluted basis, respectively, compared to net earnings of $1,817,000, or $.18 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were adversely affected by decreased sales and gross profit and increased operating expenses in the Diagnostic segment, partially offset by increased sales, improved gross profit and decreased operating expenses in the AngioDynamics segment.

     Net sales for the quarter ended December 2, 2000 decreased 6%, or $1,712,000, compared to the quarter ended November 27, 1999. Decreased sales of contrast systems of $1,881,000 and non-contrast systems of $339,000, were partially offset by increased sales of AngioDynamics products of $508,000. Price increases accounted for approximately 2 1/2% of net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 20%, or $1,784,000, for the current quarter from the comparable period of last year due, in part, to decreased custom contract sales of $412,000 and the continued weakness of the Euro compared to the U.S. dollar, as the Company's domestic operations bill export sales in U.S. dollars.

     Gross profit expressed as a percentage of net sales decreased to 46% for the current quarter from 47% for the comparable quarter of the prior year due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment. The decline in Diagnostic gross profit expressed as a percentage of net sales resulted primarily from decreased production throughput and increased provision for inventory reserves of $200,000, partially offset by the effects of sales price increases. The improved AngioDynamics gross profit expressed as a percentage of net sales is due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility in the first quarter of the current year.

     Selling and administrative ("S&A") expenses were $9,471,000 for the quarter ended December 2, 2000 compared to $9,332,000 for the quarter ended November 27, 1999. This increase of $139,000, or 1%, for the current quarter was due to increased Diagnostic S&A expenses of $331,000, resulting from the expansion of the domestic sales force and increased distribution costs, partially offset by a decline in AngioDynamics S&A expenses of $192,000.

     Research and development ("R&D") expenditures increased 19% for the current quarter to $1,389,000, or 5% of net sales, from $1,171,000, or 4% of net sales, for the comparable quarter of the prior year. This increase was due primarily to a redeployment of staff from other departments within the Company, as well as increased spending relating to contrast systems of $101,000 and immunological projects of $27,000. Of the R&D expenditures for the current quarter, approximately 42% relate to contrast systems, 27% to AngioDynamics projects, 5% to immunological projects, 8% to other projects and 18% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $170,000 of income for the current quarter compared to $69,000 of income for the quarter ended November 27,

1999. This improvement was due to increased interest income of $84,000, resulting from the investment of additional funds provided by operations, and a decline in foreign currency exchange losses of 27,000.

     For the quarter ended December 2, 2000, the Company's effective tax rate of 36% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, and non-deductible expenses, mostly offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest. The Company's effective tax rate of 35% for the quarter ended November 27, 1999 differed from the Federal statutory tax rate of 34% due primarily to losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses, mostly offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Twenty-six weeks ended December 2, 2000 and November 27, 1999
-------------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                                 Diagnostic        AngioDynamics      Eliminations         Total
                                                 ----------        -------------      ------------         -----
                                                                           (in thousands)
Twenty-six weeks ended December 2, 2000
---------------------------------------

   Unaffiliated customer sales                     $42,930           $ 10,635             --              $53,565
   Intersegment sales                                    1                352            ($353)              --
   Gross profit                                     18,766              5,448              (69)            24,145
   Operating profit (loss)                           2,114               (234)             (69)             1,811

Twenty-six weeks ended November 27, 1999
----------------------------------------

   Unaffiliated customer sales                     $46,303           $  8,867             --              $55,170
   Intersegment sales                                    2                325            ($327)              --
   Gross profit                                     21,168              4,115               34             25,317
   Operating profit (loss)                           6,056               (816)              36              5,276

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period declined by $3,942,000 due primarily to decreased sales and gross profit and increased operating expenses. Net sales decreased 7%, or $3,373,000, due to lower demand for sales of both contrast systems and non-contrast systems. The decline in contrast system sales resulted, in part, from the stocking of higher inventory levels by the Company's distributors in the second quarter of the prior year, in anticipation of potential Year 2000 ("Y2K") related supply issues. The decline in sales of non-contrast systems resulted from decreased custom contract sales. Price increases accounted for approximately 2 1/2% of net sales for the current period. Gross profit expressed as a percentage of net sales declined to 44% for the current period from 46% for the comparable period of the prior year due primarily to decreased production throughput and increased provision for inventory reserves of $270,000, partially offset by the effects of sales price increases. Increased operating expenses of $1,540,000 are attributable, in large part, to: an impairment charge of $450,000 relating to acquired patent rights to an oral magnetic resonance imaging contrast agent; the expansion of the domestic sales force; increased distribution costs; and increased administrative and R&D expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period, which improved by $582,000, were adversely affected by the sale of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the current period. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges.

     Excluding the loss on sale, AngioDynamics segment operating results improved by $1,454,000 due to increased sales and improved gross profit. Net sales increased 20%, or $1,768,000, due, in large part, to sales of several new products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, introduced in the second quarter of last fiscal year. Gross profit expressed as a percentage of net sales improved to 50% for the current period from 45% for the comparable period of the prior year due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility.

     Consolidated Results of Operations
     ----------------------------------

     For the twenty-six weeks ended December 2, 2000, the Company reported net earnings of $2,703,000, or $.27 and $.26 per common share on a basic and diluted basis, respectively, compared to net earnings of $3,615,000, or $.36 and $.35 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period were adversely affected by decreased sales and gross profit in the Diagnostic segment and increased operating expenses in both industry segments. The increased operating expenses, totaling $2,293,000, were due, in large part, to the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000. Results for the current period were favorably affected by the Company's reversal of a portion of its income tax valuation allowance against certain domestic tax benefits totaling $1,344,000, since it is now more likely than not that such benefits will be realized.

     Net sales for the twenty-six weeks ended December 2, 2000 decreased 3%, or $1,605,000, compared to the twenty-six weeks ended November 27, 1999. Decreased sales of contrast systems of $2,293,000 and non-contrast systems of $1,080,000, were partially offset by increased sales of AngioDynamics products of $1,768,000. Price increases accounted for approximately 2% of net sales for the current period. Net sales in international markets, including direct exports from the U.S., decreased 17%, or $3,193,000, for the current period from the comparable period of last year due, in part, to decreased custom contract sales of $1,607,000. Continued weakness of the Euro compared to the U.S. dollar also contributed to sluggish international sales, as the Company's domestic operations bill export sales in U.S. dollars.

     Gross profit expressed as a percentage of net sales decreased to 45% for the current period from 46% for the comparable period of the prior year due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment. The decline in Diagnostic gross profit expressed as a percentage of net sales resulted primarily from decreased production throughput and increased provision for inventory reserves of $270,000, partially offset by the effects of sales price increases. The improved AngioDynamics gross profit expressed as a percentage of net sales is due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility.

     S&A expenses were $18,801,000 for the twenty-six weeks ended December 2, 2000 compared to $17,669,000 for the twenty-six weeks ended November 27, 1999. This increase of $1,132,000, or 6%, for the current period was due to increased Diagnostic S&A expenses, resulting, in large part, from the asset impairment charge of $450,000, the expansion of the domestic sales force, increased distribution costs, and increased administrative expenses.

     R&D expenditures increased 12% for the current period to $2,661,000, or 5% of net sales, from $2,372,000, or 4% of net sales, for the comparable prior year period. This increase was due primarily to a redeployment of staff from other departments within the Company, as well as increased spending relating to contrast systems of $97,000 and immunological projects of $46,000. Of the R&D expenditures for the current period, approximately 42% relate to contrast systems, 28% to AngioDynamics projects, 5% to immunological projects, 7% to other projects and 18% to general regulatory costs.

     Other income, net of other expenses, totaled $343,000 of income for the current period compared to $234,000 of income for the comparable period of last year. This improvement was due to increased interest income of $165,000, resulting from the investment of additional funds provided by operations, partially offset by an increase in foreign currency exchange losses of 43,000.

     For the twenty-six weeks ended December 2, 2000, the Company reported an income tax benefit of $549,000 against earnings before taxes of $2,154,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. The Company's effective tax rate for the twenty-six weeks ended November 27, 1999 approximated the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses were offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

     For the twenty-six weeks ended December 2, 2000, capital expenditures, the purchase of treasury stock and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At December 2, 2000, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,491,000, compared to $1,636,000 at June 3, 2000. The Company has available $5,233,000 under two bank lines of credit of which no amounts were outstanding at December 2, 2000.

     At December 2, 2000, approximately 66% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 5.18 to 1, with net working capital of $55,233,000, at December 2, 2000, compared to a current ratio of 4.25 to 1, with net working capital of $51,434,000, at June 3, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of December 2, 2000, the Company had repurchased 40,109 shares of Class A Common Stock and 365,126 shares of Class B Common Stock for approximately $2,880,000.

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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at December 2, 2000, the Company's assets and liabilities would increase or decrease by $2,017,000 and $575,000, respectively, and the Company's net sales and net earnings would increase or decrease by $1,820,000 and $22,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at December 2, 2000, results of operations would be favorably or unfavorably impacted by approximately $553,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $13,455,000. The bonds bear interest at a floating rate established weekly. For the twenty-six weeks ended December 2, 2000, the after-tax interest rate on the bonds approximated 4.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $135,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,491,000 at December 2, 2000, a change in interest rates would not materially impact results of operations or financial position. At December 2, 2000, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     At the Annual Meeting of Shareholders held October 24, 2000, the following persons were elected as Directors of the Company:

     Class I Directors: (until the 2003 Annual Meeting)
     -----------------

             Michael A. Davis, M.D.
             James L. Katz, CPA, JD
             Anthony A. Lombardo

     In this election, 3,718,462, 3,871,967 and 3,874,487 votes were cast for Mr. Davis, Mr. Katz and Mr. Lombardo, respectively, and 160,437, 6,932 and 4,412 shares were withheld from voting for Mr. Davis, Mr. Katz and Mr. Lombardo, respectively.

     The following Directors continue in office for the duration of their terms:

     Class II Directors: (until the 2001 Annual Meeting)
     ------------------

             Paul S. Echenberg
             Donald A. Meyer
             Robert M. Topol

     Class III Directors: (until the 2002 Annual Meeting)
     -------------------

             Howard S. Stern
             David P. Meyers

     The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 2001 was approved by a vote of 3,875,634 in favor, 1,411 against, and 1,854 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits - None.
     --------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended December 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          E-Z-EM, Inc.
                                          ------------------------------------
                                          (Registrant)



Date  January 16, 2001                    /s/ Anthony A. Lombardo
     --------------------                 ------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director



Date  January 16, 2001                    /s/ Dennis J. Curtin
     --------------------                 ------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)