Form 10-Q
period 2001-03-03
EZ EM INC
filed 2001-04-17
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 3, 2001
                                                --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________


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


                    717 Main Street, Westbury, New York 11590
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                    Yes  X       No
                                        -----       -----

As of April 10, 2001, there were 4,011,827 shares of the issuer's Class A Common Stock outstanding and 5,845,183 shares of the issuer's Class B Common Stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                            Page
------   ---------------------                                            ----

    Item 1.  Financial Statements


       Consolidated Balance Sheets - March 3, 2001 and
          June 3, 2000                                                   3 - 4


       Consolidated Statements of Earnings - thirteen and
          thirty-nine weeks ended March 3, 2001 and
          February 26, 2000                                                5


       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - thirty-nine weeks ended
          March 3, 2001                                                    6


       Consolidated Statements of Cash Flows - thirty-nine weeks
          ended March 3, 2001 and February 26, 2000                      7 - 8


       Notes to Consolidated Financial Statements                        9 - 14


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     15 - 20


    Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                             20 - 21


Part II:  Other Information
-------   -----------------

    Item 6.  Exhibits and Reports on Form 8-K                                22

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         March 3,   June 3,
              ASSETS                                      2001       2000
                                                         -------    -------
                                                       (unaudited)  (audited)

     CURRENT ASSETS
         Cash and cash equivalents                       $ 3,271    $ 5,583
         Debt and equity securities                       13,714      8,051
         Accounts receivable, principally
            trade, net                                    22,240     22,256
         Inventories                                      24,777     26,856
         Other current assets                              6,134      4,530
                                                          ------     ------

               Total current assets                       70,136     67,276

     PROPERTY, PLANT AND EQUIPMENT - AT COST,
         less accumulated depreciation and
         amortization                                     19,792     21,721

     COST IN EXCESS OF FAIR VALUE OF NET ASSETS
         ACQUIRED, less accumulated amortization             377        407

     INTANGIBLE ASSETS, less accumulated
         amortization                                      1,359      2,151

     DEBT AND EQUITY SECURITIES                            1,356      4,067

     OTHER ASSETS                                          5,586      3,463
                                                          ------     ------

                                                         $98,606    $99,085
                                                          ======     ======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                        March 3,    June 3,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2001        2000
                                                                                        --------    --------
                                                                                      (unaudited)   (audited)
     CURRENT LIABILITIES
         Notes payable                                                                  $  1,069    $  1,080
         Current maturities of long-term debt                                                 91         103
         Accounts payable                                                                  7,008       6,384
         Accrued liabilities                                                               6,702       7,798
         Accrued income taxes                                                                140         477
                                                                                         -------     -------

               Total current liabilities                                                  15,010      15,842

     LONG-TERM DEBT, less current maturities                                                 345         453

     OTHER NONCURRENT LIABILITIES                                                          2,665       2,756
                                                                                         -------     -------

               Total liabilities                                                          18,020      19,051
                                                                                         -------     -------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
         Preferred stock, par value $.10 per
            share - authorized, 1,000,000 shares;
            issued, none
         Common stock
            Class A (voting), par value $.10 per share - authorized, 6,000,000 shares; issued and outstanding 4,012,033 shares at March 3, 2001 and
               4,015,111 shares at June 3, 2000 (excluding 41,223 and 38,145 shares held in treasury at March
               3, 2001 and June 3, 2000, respectively)                                       401         401
            Class B (non-voting), par value $.10 per
               share - authorized, 10,000,000 shares; issued and outstanding
               5,851,522 shares at March 3, 2001 and 5,909,277 shares at June 3, 2000
               (excluding 387,155 and 313,748 shares held in treasury at March
               3, 2001 and June 3, 2000, respectively)                                       585         591
         Additional paid-in capital                                                       20,107      20,521
         Retained earnings                                                                62,661      59,852
         Accumulated other comprehensive income (loss)                                    (3,168)     (1,331)
                                                                                         -------     -------

               Total stockholders' equity                                                 80,586      80,034
                                                                                         -------     -------

                                                                                        $ 98,606    $ 99,085
                                                                                         =======     =======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Thirteen weeks ended                Thirty-nine weeks ended
                                                                -----------------------------       -----------------------------
                                                                 March 3,        February 26,       March 3,         February 26,
                                                                  2001              2000              2001              2000
                                                                --------          --------          --------          --------
     Net sales                                                  $ 27,386          $ 25,752          $ 80,951          $ 80,922

     Cost of goods sold                                           16,609            14,647            46,029            44,500
                                                                 -------           -------           -------           -------

           Gross profit                                           10,777            11,105            34,922            36,422
                                                                 -------           -------           -------           -------

     Operating expenses
       Selling and administrative                                  9,453             8,971            28,254            26,640
       Loss on sale of subsidiary
         and related assets                                                                              872
       Research and development                                    1,349             1,190             4,010             3,562
                                                                 -------           -------           -------           -------

         Total operating expenses                                 10,802            10,161            33,136            30,202
                                                                 -------           -------           -------           -------

           Operating profit (loss)                                   (25)              944             1,786             6,220

     Other income (expense)
       Interest income                                               215               243               671               534
       Interest expense                                              (75)              (61)             (213)             (180)
       Other, net                                                     82               (26)              107                36
                                                                 -------           -------           -------           -------

           Earnings before income
             taxes                                                   197             1,100             2,351             6,610

     Income tax provision (benefit)                                   91               584              (458)            2,479
                                                                 -------           -------           -------           -------

           NET EARNINGS                                         $    106          $    516          $  2,809          $  4,131
                                                                 =======           =======           =======           =======

     Earnings per common share
       Basic                                                    $    .01          $    .05          $    .28          $    .41
                                                                 =======           =======           =======           =======

       Diluted                                                  $    .01          $    .05          $    .28          $    .40
                                                                 =======           =======           =======           =======

     Weighted average common shares
       Basic                                                       9,875             9,988             9,889            10,045
                                                                 =======           =======           =======           =======

       Diluted                                                    10,119            10,410            10,185            10,285
                                                                 =======           =======           =======           =======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      Thirty-nine weeks ended March 3, 2001
                                   (unaudited)
                        (in thousands, except share data)



                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other               Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive           hensive
                                  Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total   income
                                ---------  ------  ---------  ------  ----------  --------  -------------  -------  -------
Balance at June 3, 2000         4,015,111   $401   5,909,277   $591    $20,521    $59,852     $(1,331)     $80,034

Exercise of stock options                              8,711      1         38                                  39
Income tax benefits on
  stock options exercised                                                    3                                   3
Compensation related to
  stock option plans                                                         4                                   4
Issuance of stock                                      6,941      1         45                                  46
Purchase of treasury stock         (3,078)           (73,407)    (8)      (504)                               (512)
Net earnings                                                                        2,809                    2,809   $2,809
Unrealized holding loss on debt
  and equity securities                                                                        (2,207)      (2,207)  (2,207)
Foreign currency translation
  adjustments                                                                                     370          370      370
                                ---------    ---   ---------    ---     ------     ------       -----       ------    -----

Comprehensive income                                                                                                 $  972
                                                                                                                      =====
Balance at March 3, 2001        4,012,033   $401   5,851,522   $585    $20,107    $62,661     $(3,168)     $80,586
                                =========    ===   =========    ===     ======     ======      ======       ======


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                       March 3,  February 26,
                                                         2001        2000
                                                       --------    --------
     Cash flows from operating activities:
       Net earnings                                    $  2,809    $  4,131
       Adjustments to reconcile net earnings
         to net cash provided by operating
         activities
           Depreciation and amortization                  2,080       2,169
           Impairment of long-lived assets                  450
           Provision for doubtful accounts                   88          91
           Loss on sale of subsidiary and
             related assets                                 872
           Deferred income tax (benefit) provision       (1,712)         37
           Other non-cash items                              45          74
           Changes in operating assets and
             liabilities, net of sale
               Accounts receivable                         (297)      2,958
               Inventories                                  799      (1,542)
               Other current assets                      (1,344)     (1,037)
               Other assets                                (420)       (440)
               Accounts payable                             983      (1,820)
               Accrued liabilities                       (1,048)        (57)
               Accrued income taxes                        (356)       (432)
               Other noncurrent liabilities                 147         114
                                                       --------    --------

                 Net cash provided by operating
                   activities                             3,096       4,246
                                                       --------    --------

     Cash flows from investing activities:
       Additions to property, plant and
         equipment, net                                  (2,117)     (2,021)
       Proceeds from sale of subsidiary and
         related assets                                   3,250
       Available-for-sale securities
         Purchases                                      (69,823)    (22,339)
         Proceeds from sale                              64,160      18,635
                                                       --------    --------

           Net cash used in investing activities         (4,530)     (5,725)
                                                       --------    --------

     Cash flows from financing activities:
       Repayments of debt                                  (196)     (1,044)
       Proceeds from issuance of debt                       216          26
       Proceeds from exercise of stock options,
         including related income tax benefits               42         781
       Purchase of treasury stock                          (512)     (2,381)
       Proceeds from issuance of stock in connection
         with the stock purchase plan                         5           6
                                                       --------    --------

           Net cash used in financing activities           (445)     (2,612)
                                                       --------    --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                         Thirty-nine weeks ended
                                                         -----------------------
                                                          March 3,  February 26,
                                                            2001       2000
                                                          -------    -------

     Effect of exchange rate changes on
       cash and cash equivalents                          $  (433)   $   105
                                                           ------     ------

           DECREASE IN CASH AND CASH
             EQUIVALENTS                                   (2,312)    (3,986)

     Cash and cash equivalents
       Beginning of period                                  5,583      8,073
                                                           ------     ------

       End of period                                      $ 3,271    $ 4,087
                                                           ======     ======

     Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                       $    79    $    75
                                                           ======     ======

           Income taxes (net of refunds of $7 and $6 in
             2001 and 2000, respectively)                 $ 2,395    $ 3,044
                                                           ======     ======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 3, 2001 the consolidated statement of stockholders' equity and comprehensive income for the period ended March 3, 2001, and the consolidated statements of earnings and cash flows for the periods ended March 3, 2001 and February 26, 2000, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2000 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at March 3, 2001 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2000 Annual Report on Form 10-K filed by the Company on September 1, 2000. The results of operations for the periods ended March 3, 2001 and February 26, 2000 are not necessarily indicative of the operating results for the respective full years.

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

     The following table sets forth the reconciliation of the weighted average number of common shares:

                               Thirteen weeks ended     Thirty-nine weeks ended
                              ----------------------    -----------------------
                               March 3,  February 26,   March 3,   February 26,
                                2001        2000          2001         2000
                               ------      ------        ------       ------
                                              (in thousands)

     Basic                      9,875       9,988         9,889       10,045
     Effect of dilutive
       securities (stock
       options)                   244         422           296          240
                               ------      ------        ------       ------

     Diluted                   10,119      10,410        10,185       10,285
                               ======      ======        ======       ======

                          E-Z-EM, Inc. and Subsidiaries

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

     Excluded from the calculation of earnings per common share, are options to purchase 462,915 and 206,707 shares of common stock at March 3, 2001 and February 26, 2000, respectively, as their inclusion would be anti-dilutive.


NOTE C - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues not to use these derivative instruments by the effective date of SFAS No. 133, the adoption of this pronouncement will have no effect on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth quarter of fiscal years beginning after December 15, 1999. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB, and, accordingly, does not expect this statement to have a material impact on the Company's results of operations or financial position.

     In October 2000, the Emerging Issues Task Force ("EITF") issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling cost as revenue. This statement will be effective in the fourth quarter of fiscal years beginning after December 15, 1999 and is not expected to have any effect on the Company's results of operations or financial position.

                          E-Z-EM, Inc. and Subsidiaries

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


NOTE D - COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows:

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                       March 3,  February 26,
                                                         2001       2000
                                                       -------    -------
                                                         (in thousands)

        Net earnings                                   $ 2,809    $ 4,131
        Unrealized holding gain (loss) on
          debt and equity securities                    (2,207)     2,979
        Foreign currency translation
          adjustments                                      370        (85)
                                                        ------     ------

            Comprehensive income                       $   972    $ 7,025
                                                        ======     ======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                        March 3,   June 3,
                                                          2001       2000
                                                        -------    -------
                                                          (in thousands)

        Unrealized holding gain (loss) on debt
          and equity securities                         $  (143)   $ 2,064
        Cumulative translation adjustments               (3,025)    (3,395)
                                                         ------     ------

            Accumulated other comprehensive income
              (loss)                                    $(3,168)   $(1,331)
                                                         ======     ======

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


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


NOTE G - INVENTORIES

    Inventories consist of the following:

                                                  March 3,  June 3,
                                                    2001      2000
                                                  -------   -------
                                                    (in thousands)

     Finished goods                               $12,414   $13,246
     Work in process                                1,992     2,813
     Raw materials                                 10,371    10,797
                                                   ------    ------

                                                  $24,777   $26,856
                                                   ======    ======

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


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


NOTE I - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 8,711 shares were exercised at prices ranging from $4.22 to $5.63 per share, options for 25,215 shares were forfeited at prices ranging from $4.22 to $8.58 per share, and no options were granted or expired during the thirty-nine weeks ended March 3, 2001. Under the 1997 AngioDynamics Stock Option Plan, options for .06 shares were granted at $40,000 per share, options for 5.06 shares were forfeited at $40,000 per share, and no options were exercised or expired during the thirty- nine weeks ended March 3, 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of March 3, 2001, the Company had repurchased 41,223 shares of Class A Common Stock and 387,155 shares of Class B Common Stock for approximately $3,014,000.


NOTE J - OPERATING SEGMENTS

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

                          E-Z-EM, Inc. and Subsidiaries

                       March 3, 2001 and February 26, 2000
                                   (unaudited)


NOTE J - OPERATING SEGMENTS (continued)

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                                  Thirteen weeks ended                Thirty-nine weeks ended
                                                             -----------------------------         -----------------------------
                                                             March 3,          February 26,        March 3,         February 26,
                                                               2001               2000               2001               2000
                                                             --------           --------           --------           --------
                                                                                     (in thousands)
     Net sales to external
     customers
       Diagnostic products
         Contrast systems                                    $ 14,246           $ 14,044           $ 45,158           $ 47,249
         Non-contrast systems                                   7,892              6,806             19,910             19,904
                                                              -------            -------            -------            -------

         Total Diagnostic products                             22,138             20,850             65,068             67,153
       AngioDynamics products                                   5,248              4,902             15,883             13,769
                                                              -------            -------            -------            -------

     Total net sales to external
     customers                                               $ 27,386           $ 25,752           $ 80,951           $ 80,922
                                                              =======            =======            =======            =======

     Intersegment net sales
       Diagnostic products                                   $   --             $   --             $      1           $      2
       AngioDynamics products                                     189                494                541                819
                                                              -------            -------            -------            -------

     Total intersegment net sales                            $    189           $    494           $    542           $    821
                                                              =======            =======            =======            =======

     Operating profit (loss)
       Diagnostic products                                   $    (57)          $    959           $  2,057           $  7,015
       AngioDynamics products                                      17                (22)              (217)              (838)
       Eliminations                                                15                  7                (54)                43
                                                              -------            -------            -------            -------

     Total operating profit (loss)                           $    (25)          $    944           $  1,786           $  6,220
                                                              =======            =======            =======            =======

     Net earnings (loss)
       Diagnostic products                                   $    261           $    805           $  2,287           $  5,442
       AngioDynamics products                                    (170)              (296)               576             (1,354)
       Eliminations                                                15                  7                (54)                43
                                                              -------            -------            -------            -------

     Total net earnings                                      $    106           $    516           $  2,809           $  4,131
                                                              =======            =======            =======            =======

                                                                                                    March 3,           June 3,
                                                                                                     2001               2000
                                                                                                   --------           --------
                                                                                                        (in thousands)
     Assets
       Diagnostic products                                                                         $109,713           $111,046
       AngioDynamics products                                                                        16,607             17,573
       Eliminations                                                                                 (27,714)           (29,534)
                                                                                                    -------            -------

     Total assets                                                                                  $ 98,606           $ 99,085
                                                                                                    =======            =======

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended March 3, 2001 and February 26, 2000
--------------------------------------------------

     The Company's quarters ended March 3, 2001 and February 26, 2000 both represent thirteen weeks.

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

                                     Diagnostic   AngioDynamics   Eliminations   Total
                                     ----------   -------------   ------------   -----
                                                     (in thousands)
Quarter ended March 3, 2001
---------------------------

      Unaffiliated customer sales      $22,138      $5,248            -        $27,386
      Intersegment sales                   -           189          ($189)         -
      Gross profit                       8,137       2,625             15       10,777
      Operating profit (loss)              (57)         17             15          (25)

Quarter ended February 26, 2000
-------------------------------

      Unaffiliated customer sales      $20,850      $4,902            -        $25,752
      Intersegment sales                   -           494          ($494)         -
      Gross profit                       8,513       2,585              7       11,105
      Operating profit (loss)              959         (22)             7          944

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter declined by $1,016,000 due primarily to decreased gross profit and increased operating expenses. Net sales increased 6%, or $1,288,000, due to increased demand for sales of both non-contrast systems, primarily relating to custom contracts, and contrast systems. Price increases had little effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales declined to 37% for the current quarter from 41% for the comparable period of the prior year due primarily to decreased production throughput and severance costs of $315,000, resulting from operational reorganizations. Increased operating expenses of $640,000 resulted from the expansion of the domestic sales force, increased distribution costs and increased administrative and research and development expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $39,000 due to increased sales. Net sales increased 7%, or $346,000, due, in large part, to increased sales of the Workhorse(TM) PTA balloon catheters, introduced in the second quarter of last fiscal year. Gross profit expressed as a percentage of net sales was 48% for both the current quarter and the comparable quarter of the prior year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended March 3, 2001, the Company reported net earnings of $106,000, or $.01 per common share on both a basic and diluted basis, compared to net earnings of $516,000, or $.05 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were adversely affected by decreased gross profit and increased operating expenses in the Diagnostic segment.

     Net sales of $27,386,000 for the quarter ended March 3, 2001 increased 6%, or $1,634,000, compared to the quarter ended February 26, 2000 due to increased sales of non-contrast systems of $1,086,000, including $758,000 relating to custom contracts, AngioDynamics products of $346,000 and contrast systems of $202,000. Price increases had little effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 9%, or $766,000, for the current quarter from the comparable period of last year due, almost entirely, to increased custom contract sales of $758,000.

     Gross profit expressed as a percentage of net sales decreased to 39% for the current quarter from 43% for the comparable quarter of the prior year due to reduced gross profit in the Diagnostic segment. The decline in Diagnostic gross profit expressed as a percentage of net sales was due primarily to decreased production throughput and severance costs of $315,000, resulting from operational reorganizations. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

     Selling and administrative ("S&A") expenses were $9,453,000 for the quarter ended March 3, 2001 compared to $8,971,000 for the quarter ended February 26, 2000. This increase of $482,000, or 5%, for the current quarter was due primarily to increased Diagnostic S&A expenses of $421,000, resulting from the expansion of the domestic sales force, increased distribution costs and increased administrative expenses.

     Research and development ("R&D") expenditures increased 13% for the current quarter to $1,349,000, or 5% of net sales, from $1,190,000, or 5% of net sales, for the comparable quarter of the prior year. This increase was due primarily to a redeployment of staff from other departments within the Company, as well as severance costs of $90,000, resulting from operational reorganizations. Of the R&D expenditures for the current quarter, approximately 44% relate to contrast systems, 26% to AngioDynamics projects, 2% to immunological projects, 7% to other projects and 21% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $222,000 of income for the current quarter compared to $156,000 of income for the quarter ended February 26, 2000. This increased income was due to an improvement in foreign currency exchange gains and losses.

     For the quarter ended March 3, 2001, the Company's effective tax rate of 46% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, and non-deductible expenses, partially offset by tax-exempt interest and earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. The Company's effective tax rate of 53% for the quarter ended February 26, 2000 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. Losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses also contributed to the unusually high effective tax rate, but were partially offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Thirty-nine weeks ended March 3, 2001 and February 26, 2000
-----------------------------------------------------------

Results of Operations
---------------------

     Segment Overview
     ----------------

                                                Diagnostic   AngioDynamics   Eliminations    Total
                                                ----------   -------------   ------------    -----
                                                                (in thousands)
Thirty-nine weeks ended March 3, 2001
-------------------------------------

      Unaffiliated customer sales                $65,068       $15,883            -        $80,951
      Intersegment sales                               1           541          ($542)         -
      Gross profit (loss)                         26,903         8,073            (54)      34,922
      Operating profit (loss)                      2,057          (217)           (54)       1,786

Thirty-nine weeks ended February 26, 2000
-----------------------------------------

      Unaffiliated customer sales                $67,153       $13,769            -        $80,922
      Intersegment sales                               2           819          ($821)         -
      Gross profit                                29,681         6,700             41       36,422
      Operating profit (loss)                      7,015          (838)            43        6,220

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period declined by $4,958,000 due primarily to decreased sales and gross profit and increased operating expenses. Net sales decreased 3%, or $2,085,000, due to lower demand for sales of contrast systems. Price increases accounted for approximately 2% of net sales for the current period. Gross profit expressed as a percentage of net sales declined to 41% for the current period from 44% for the comparable period of the prior year due primarily to decreased production throughput and severance costs of $315,000, resulting from operational reorganizations, partially offset by the effects of sales price increases. Increased operating expenses of $2,180,000 are attributable to: an impairment charge of $450,000 relating to acquired patent rights to an oral magnetic resonance imaging contrast agent; the expansion of the domestic sales force; increased distribution costs; and increased administrative and R&D expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current period, which improved by $621,000, were adversely affected by the sale of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The sale was the culmination of AngioDynamics' strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the current period. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges.

     Excluding the loss on sale, AngioDynamics segment operating results improved by $1,493,000 due to increased sales and improved gross profit. Net sales increased 15%, or $2,114,000, due, in large part, to increased sales of several products, namely Abscession(TM) fluid drainage catheters, VistaFlex(TM) platinum biliary stents, and Workhorse(TM) PTA balloon catheters, introduced in the second quarter of last fiscal year. Gross profit expressed as a percentage of net sales improved to 49% for the current period from 46% for the comparable period of the prior year due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility.

     Consolidated Results of Operations
     ----------------------------------

     For the thirty-nine weeks ended March 3, 2001, the Company reported net earnings of $2,809,000, or $.28 per common share on both a basic and diluted basis, compared to net earnings of $4,131,000, or $.41 and $.40 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period were adversely affected by decreased sales and gross profit in the Diagnostic segment and increased operating expenses in both industry segments. The increased operating expenses, totaling $2,934,000, were due, in part, to the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000. Results for the current period were favorably affected by the Company's reversal of a portion of its income tax valuation allowance against certain domestic tax benefits totaling $1,344,000, since it is now more likely than not that such benefits will be realized.

     Net sales of $80,951,000 for the thirty-nine weeks ended March 3, 2001 increased $29,000 compared to the thirty-nine weeks ended February 26, 2000. Increased sales of AngioDynamics products of $2,114,000 and non-contrast systems of $6,000 were almost entirely offset by decreased sales of contrast systems of $2,091,000. Price increases accounted for approximately 1% of net sales for the current period. Net sales in international markets, including direct exports from the U.S., decreased 9%, or $2,427,000, for the current period from the comparable period of last year due, in part, to decreased custom contract sales of $849,000 and the continued weakness of the Euro compared to the U.S. dollar, as the Company's domestic operations bill export sales in U.S. dollars.

     Gross profit expressed as a percentage of net sales decreased to 43% for the current period from 45% for the comparable period of the prior year due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment. The decline in Diagnostic gross profit expressed as a percentage of net sales was due primarily to decreased production throughput and severance costs of $315,000, resulting from operational reorganizations, partially offset by the effects of sales price increases. The improved AngioDynamics gross profit expressed as a percentage of net sales was due primarily to increased production throughput at the Glens Falls facility and reduced unabsorbed overhead costs resulting from the sale of the Irish facility.

     S&A expenses were $28,254,000 for the thirty-nine weeks ended March 3, 2001 compared to $26,640,000 for the thirty-nine weeks ended February 26, 2000. This increase of $1,614,000, or 6%, for the current period was due to increased Diagnostic S&A expenses, resulting from the asset impairment charge of $450,000, the expansion of the domestic sales force, increased distribution costs, and increased administrative expenses.

     R&D expenditures increased 13% for the current period to $4,010,000, or 5% of net sales, from $3,562,000, or 4% of net sales, for the comparable prior year period. This increase was due primarily to a redeployment of staff from other departments within the Company, increased spending relating to contrast systems of $128,000, and severance costs of $90,000, resulting from operational reorganizations. Of the R&D expenditures for the current period, approximately 43% relate to contrast systems, 27% to AngioDynamics projects, 4% to immunological projects, 7% to other projects and 19% to general regulatory costs.

     Other income, net of other expenses, totaled $565,000 of income for the current period compared to $390,000 of income for the comparable period of last year. This improvement was due primarily to increased interest income of $137,000, resulting from the investment of AngioDynamics Ltd. sale proceeds, and decreased foreign currency exchange losses of 61,000.

     For the thirty-nine weeks ended March 3, 2001, the Company reported an income tax benefit of $458,000 against earnings before taxes of $2,351,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. The Company's effective tax rate of 38% for the thirty-nine weeks ended February 26, 2000 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. Earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, were offset by losses incurred in a foreign jurisdiction subject to lower tax rates and non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

     For the thirty-nine weeks ended March 3, 2001, capital expenditures and the purchase of treasury stock were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At March 3, 2001, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,505,000, compared to $1,636,000 at June 3, 2000. The Company has available $5,238,000 under two bank lines of credit of which no amounts were outstanding at March 3, 2001.

     At March 3, 2001, approximately 65% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 4.67 to 1, with net working capital of $55,126,000, at March 3, 2001, compared to a current ratio of 4.25 to 1, with net working capital of $51,434,000, at June 3, 2000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of March 3, 2001, the Company had repurchased 41,223 shares of Class A Common Stock and 387,155 shares of Class B Common Stock for approximately $3,014,000.

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

     Effects of Recently Issued Accounting Pronouncements
     ----------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues not to use these derivative instruments by the effective date of SFAS No. 133, the adoption of this pronouncement will have no effect on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth quarter of fiscal years beginning after December 15, 1999. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB, and, accordingly, does not expect this statement to have a material impact on the Company's results of operations or financial position.

     In October 2000, the EITF issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling cost as revenue. This statement will be effective in the fourth quarter of fiscal years beginning after December 15, 1999 and is not expected to have any effect on the Company's results of operations or financial position.


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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at March 3, 2001, the Company's assets and liabilities would increase or decrease by $2,191,000 and $586,000, respectively, and the Company's net sales and net earnings would increase or decrease by $1,997,000 and $36,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at March 3, 2001, results of operations would be favorably or unfavorably impacted by approximately $463,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $13,625,000. The bonds bear interest at a floating rate established weekly. For the thirty-nine weeks ended March 3, 2001, the after-tax interest rate on the bonds approximated 4.3%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $136,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,505,000 at March 3, 2001, a change in interest rates would not materially impact results of operations or financial position. At March 3, 2001, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits - None.
     --------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 3, 2001.


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




Date    April 17, 2001                    /s/ Anthony A. Lombardo
     --------------------                -------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director




Date    April 17, 2001                    /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)