Form 10-K
period 2001-06-02
EZ EM INC
filed 2001-08-30
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended  June 2, 2001
                                               --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                      ---------    ----------

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

         Title of each class           Name of each exchange on which registered

Class A Common Stock, par value $.10          American Stock Exchange
Class B Common Stock, par value $.10          American Stock Exchange

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

                               Yes _X_     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting Class A and non-voting Class B Common Stock held by non-affiliates on August 3, 2001 was $35,572,000.

As of August 3, 2001, there were 4,011,140 shares of the registrant's Class A Common Stock outstanding and 5,842,114 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 2001 Annual Meeting of Stockholders to be held October 30, 2001 are incorporated by reference in Part III of this Form 10-K Report.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX

                                                                          Page
                                                                          ----
Part I:
-------

     Item l.  Business                                                      4

     Item 2.  Properties                                                   15

     Item 3.  Legal Proceedings                                            15

     Item 4.  Submission of Matters to a Vote of Security Holders          15


Part II:
--------

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                          16

     Item 6.  Selected Financial Data                                      17

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          18

     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                                  23

     Item 8.  Financial Statements and Supplementary Data                  24

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          24


Part III:
---------

     Item 10. Directors and Executive Officers of the Registrant           25

     Item 11. Executive Compensation                                       28

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                               32

     Item 13. Certain Relationships and Related Transactions               35


Part IV:
--------

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                          36

                                     Part I
                                     ------


Item 1.  Business
         --------

(a)  General Development of Business
     -------------------------------

     E-Z-EM, Inc. (the "Company" or "E-Z-EM"), organized in Delaware in 1983, together with its predecessors, has been in business for over 39 years, and has its corporate offices located at 717 Main Street, Westbury, N.Y. 11590. The Company is primarily engaged in developing, manufacturing and marketing diagnostic products used by radiologists and other physicians during image-assisted procedures to detect anatomic abnormalities and diseases. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), a variety of therapeutic and diagnostic products, for use principally in the diagnosis and treatment of peripheral vascular disease. Interventional radiologists primarily use these products during minimally invasive diagnostic and therapeutic surgical procedures.

     E-Z-EM's products consist of specially developed powdered and liquid barium sulfate formulations and consumable medical devices, which function together as a system ("contrast systems"), for examination of the various parts of the gastrointestinal ("G.I.") tract. Contrast systems are used in X-ray, CT-scanning and other imaging examinations. The G.I. tract is commonly referred to as the digestive system and consists of the pharynx, esophagus, stomach, small intestine (or small bowel) and colon. E-Z-EM manufactures a broad spectrum of barium sulfate products for different uses in G.I. tract examinations. Each E-Z-EM barium sulfate formulation is tailored to that portion of the G.I. tract to be marked or examined, and to the procedures employed by radiologists in each examination. Based upon sales, the Company believes that it is the leading worldwide producer of barium sulfate contrast systems for use in G.I. tract examinations.

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests. See "Narrative Description of Business".

     The Company's sales of contrast and non-contrast systems, collectively the diagnostic ("Diagnostic") products industry segment, net of intersegment eliminations, decreased 3% during 2001 as compared to 2000 due to lower sales of contrast systems, partially offset by increased sales of non-contrast systems. The lower sales of contrast systems were due, in part, to the strength of the U.S. dollar and foreign currency exchange rate fluctuations, which adversely affected the translation of European, Canadian and Japanese sales to U.S. dollars for financial reporting purposes.

     The Company manufactures and markets, through AngioDynamics, six differentiated product groups for use during interventional radiology procedures: angiographic products, image-guided vascular access products, thrombolytic products, angioplasty products, stents, and drainage products. Collectively these products are classified as the AngioDynamics products industry segment. See "Narrative Description of Business".

     During 2001, AngioDynamics product sales, net of intersegment eliminations, increased 10% due, in large part, to: increased sales of several products introduced in 2000, namely Workhorse(TM) PTA balloon catheters, Abscession(TM) fluid drainage catheters, and VISTAFLEX(TM) platinum biliary stents; and sales of OMNIFLEX(TM) stents, introduced in the third quarter of 2001. International sales increased 1% despite the Company's exit from the cardiovascular market.

     On July 27, 2000, AngioDynamics sold all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the first quarter of 2001. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will be manufacturing certain interventional radiology products sold by AngioDynamics.

     Unless  the  context  requires  otherwise,   all  references  herein  to  a
particular year are references to the Company's fiscal year.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two industry segments: Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and Magnetic Resonance Imaging ("MRI") imaging examinations, and non-contrast systems, including the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests. AngioDynamics products include angiographic, image-guided vascular access, thrombolytic, angioplasty, stents, and drainage medical devices used in the interventional radiology marketplace.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

(c)  Narrative Description of Business
     ---------------------------------

     Diagnostic Products
     -------------------

     Diagnostic products include both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning and other imaging examinations, and non-contrast systems, including the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests.

     Contrast Systems

     Contrast systems, using barium sulfate formulations as contrast media together with consumable medical devices, have been E-Z-EM's principal business since the Company's organization over 39 years ago. For over 85 years, barium sulfate has been the contrast medium of choice for virtually all G.I. tract X-ray examinations. It has the longest history of use among all contrast media. Barium sulfate is preferred among G.I. tract contrast media because it has a high absorption coefficient for X-rays. In addition, it is biologically inert, insoluble in water and chemically stable. Barium sulfate for suspension is listed in the U.S. Pharmacopeia. The use of properly formulated barium sulfate suspensions permits the visualization of the entire G.I. tract.

     The Company's contrast systems are designed for a variety of radiologic procedures. In single contrast procedures, a portion of the G.I. tract is filled with barium sulfate to produce a diagnostic image of the tract's contours. In double contrast procedures, CO2 or air is used to distend the G.I. tract after coating with a high-density barium sulfate suspension. This produces a significantly clearer diagnostic image of the tract's surface than that obtainable through the use of single contrast procedures. In computed tomography procedures, known as "CT-scanning", a specially formulated low-density barium sulfate product is used to fill and thus identify the G.I. tract.

     Contrast systems provide radiologists with a range of effective and convenient powdered and liquid product formulations tailored to single contrast, double contrast or CT-scanning procedures. Many of the Company's products are functionally packaged in disposable dispensing containers. The Company believes that it currently has the broadest barium sulfate product line of any worldwide manufacturer and is continuing to develop additional formulations for modern X-ray techniques. E-Z-EM also sells accessory medical devices for use in contrast system procedures, including empty enema administration kits and components. Sales of contrast systems decreased 7% during 2001 as compared to 2000.

     During  2001,   the  Company   introduced  the  first  family  of  contrast
formulations designed specifically for fluoroscopic examination of the swallowing process. These products, trade named Varibar(TM), provide consistent, repeatable radiographic results in modified swallowing studies. The Varibar system provides a range of low-, medium- and high-viscosity barium suspensions needed to evaluate the patient's ability to swallow liquid and solid materials of differing viscosities and volumes. Disorders of the swallowing mechanism can range from minimal difficulty swallowing food and liquids to inability to swallow without a great risk of aspiration. It is estimated that over 10 million Americans have some degree of swallowing disorder and this number is expected to increase substantially with the aging of the U.S. population.

     Non-Contrast Systems

     The Company also competes in areas related and complementary to its basic contrast systems business, categorized as non-contrast systems. Non-contrast systems include: the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests. Sales of non-contrast systems increased 7% during 2001 as compared to 2000.

     The electromechanical injector line includes the PercuPump Touchscreen(TM) with EDA(TM) injector ("PP with EDA"), which is designed to inject contrast media into the vascular system for visualization purposes during CT procedures. The PP with EDA, introduced in 1998, is the first CT injector designed to aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. The PP with EDA is comprised of an electromechanical injector, a consumable syringe, and a disposable EDA detector patch.

     The Company's line of radiological medical devices include entry and biopsy needles, trays and ancillary devices used during a variety of radiologic and ultrasound procedures, such as mammography, amniocentesis and other specialty procedures.

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

     During 2001, E-Z-EM Canada entered into two new long-term agreements, one with Bracco Diagnostics Inc. ("Bracco"), of Princeton, New Jersey, and one with Vivier Pharma ("Vivier"), of Vaudreuil, Quebec. The Bracco agreement is for the manufacturing of an oral contrast agent, which Bracco sells throughout North America. Initial sales were made in the fourth quarter of 2001. Vivier has appointed E-Z-EM Canada as its exclusive manufacturer of products owned and sold by Vivier, worldwide, either directly or through its agents. E-Z-EM Canada also has a right of first refusal for the manufacture of all future products, either currently in development or to be developed or acquired by Vivier. Vivier holds a leading position, with exclusive know-how, related to high potency liquid vitamin C products, used in anti-aging cosmeceuticals. Initial sales have been made to Vivier's International and North American customer base during the fourth quarter of 2001.

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

     RSDL is a decontamination lotion that neutralizes and destroys chemical warfare agents. It has been shown to be effective against the G and V families of nerve agents, which include Sarin (used in the Tokyo subway terrorist attack) and VX, and the H and L families of vesicants (blister agents), which include Mustard and Lewisite. Developed by the Defense Research Establishment of the Canadian Department of National Defense, the product patent is held by the Canadian government, which has entered into an exclusive licensing agreement with O'Dell until the year 2010. To date, patents have been issued for RSDL in the U.S., Canada and over a dozen European countries.

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

     The Primary Care Diagnostics Division of Beckman Coulter, Inc. ("Beckman"), with whom EPI co-developed the serum and whole blood tests, also markets its version of the product under the name FlexSure(TM) HP in the U.S. and other selected territories. EPI receives revenue from royalties on the sale of product by Beckman to its distributors and end-users, and from the sale of EPI's patented antigen to Beckman for use in both tests. In addition, EPI derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. The Company markets the HM-CAP test direct and through distributors in the U.S. and abroad.

     The Company, through its EndoDynamics division, also sells products to the gastroenterology and cardiology markets. These products include the patented Suction Polyp Trap(TM) that is used during colonoscopy and the patented E-Z-Guard(TM) Mouthpiece that is used during esophageal echocardiography procedures. EndoDynamics markets its products direct and through distributors in the U.S. and through specialty distributors outside the U.S.

     Significant Customers

     Sales to Marconi Medical Systems, Inc. and Diagnostic Imaging Inc., which are distributors of the Company's Diagnostic products, were 17% and 12%, respectively, of total net sales during 2001.

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

     The market leading, proprietary Soft-Vu/Memory-Vu catheter technology incorporates a soft, atraumatic tip that is attached to a more rigid shaft. In addition to being soft, the catheter tips are also easily visualized under fluoroscopy. The Company believes this soft tipped catheter technology offers the physician a safe diagnostic catheter with less propensity to perforate or lacerate an artery or vein.

     The Company's ANGIOPTIC catheter line is distinguished from other catheters because the entire catheter is highly visible under fluoroscopy. The catheter is constructed using a proprietary triple-layer extrusion technology.

     The Company manufactures several lines of products used to administer fluids and contain the blood and other biological wastes produced during an interventional radiology procedure. These products are designed to meet the concern about HIV and hepatitis. The AngioFill(TM) product line controls airborne blood borne pathogens by aspirating a catheter and injecting the blood into an appropriate receptacle. The AngioFill systems also have fluid lines that connect to saline and contrast media bottles. In use, physicians aspirate the catheter with a syringe and release the contents in the AngioFill bag. While the syringe is still connected to the AngioFill, the physician draws fresh saline or contrast media to flush the catheter. The patented Pulse-Vu Needle(TM) controls airborne blood borne pathogens and the spurting blood flow normally encountered in a femoral arterial puncture. The needle has a thin diaphragm to divert the pressurized column of blood into a clear, flexible side arm tube, thus preventing the blood from entering the clinical environment. The special diaphragm has a slit that allows easy passage of a guidewire through the needle hub and needle lumen and into the lumen of the artery. The Company has secured patents on its bloodless needle technology. All of the Company's fluid management products are cleared for sale in the U.S., the European community, Japan and elsewhere throughout the world.

     The CO2Ject is comprised of CO2 contrast, an automated injector, a CO2 connection set, a diagnostic catheter and an angioplasty balloon catheter. Since a normal function of the human vasculature and blood flow system is the transfer and expulsion of CO2 through the respiratory system, the Company believes that CO2 provides a higher degree of safety than iodinated contrast media, which can cause severe allergic reactions in certain patients. The Company also believes that CO2 is more cost effective and provides better images than iodinated contrast media. Currently, the CO2Ject is being sold in Europe, South America, Australia and Asia. To date, there is no automated CO2 system that has received U.S. Food and Drug Administration ("FDA") clearance for sale in the U.S. The Company does not intend to apply for FDA clearance for the CO2Ject.

     Image-Guided Vascular Access Products

     The Company's image-guided vascular access ("IGVA") products are marketed under the AVA(TM) trade name and include the Schon catheter, the Schon XL catheter, peripherally inserted central catheters ("PICC's"), implanted medication ports ("Port's") and central venous catheters.

     The AVA(TM) trade name stands for "AngioDynamics Vascular Access" and is the Company's banner for an initiative into the market for IGVA. Precise placement of vascular access devices has become a significant part of the practice of interventional radiology primarily due to the mastery of high quality imaging equipment including fluoroscopy and ultrasound. These devices are used to provide a dialysis conduit, and to deliver nutrition, antibiotics and chemotherapy drugs. Mixing these fluids in a high blood flow near the heart reduces damage to the venous system and more rapidly distributes these drugs through the body. The Company believes IGVA is the most rapidly growing procedure that is performed by interventional radiologists.

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

     Angioplasty Products

     In 2000, the Company introduced a new percutaneous transluminal angioplasty ("PTA") balloon catheter, the Workhorse(TM). This high-pressure balloon is positioned to perform nearly 80% of all PTA procedures at a very economical price. The product is offered in 54 configurations. The product is cleared for sale in the U.S., the European community and elsewhere throughout the world. The Company continues to pursue sales and marketing efforts.

     Stents

     Stents are used to hold open passageways in the body that may have closed or become obstructed as a result of aging, disease, or trauma. Stents are increasingly being used as an alternative to or adjunct to surgical and minimally invasive procedures and drug therapies, which reduce procedure time, patient trauma, hospitalization and recovery time.

     The Company's patented stents for biliary and peripheral vascular use, the VISTAFLEX(TM) and OMNIFLEX(TM), incorporate a platinum linked-looped design. The VISTAFLEX and OMNIFLEX stents are constructed from a single strand of platinum alloy wire that is precision formed. The Company believes that this design provides more consistent vessel support and radial force than other stent designs, as well as more visibility, flexibility, and easier delivery than competitive stents. The Company believes that its use of platinum imparts better hemocompatibility and long-term biocompatibility than stainless steel stent designs. The stent is also unique in that it can be easily imaged using MRI, thus permitting the use of non-invasive MRI to follow patients progress with the stents in place of the more invasive fluoroscopic imaging that other stents require.

     The VISTAFLEX and OMNIFLEX stents for the treatment of biliary stricture are cleared for sale in the U.S. Biliary stricture, a condition common among hepatic and pancreatic cancer patients, is a narrowing of the bile duct as a result of tumor ingrowth. The VISTAFLEX and OMNIFLEX are marketed internationally for peripheral vascular and biliary stricture applications. The VISTAFLEX and OMNIFLEX for peripheral vascular applications have not yet been cleared for sale in the U.S. The Company intends to submit a premarket approval ("PMA") application to obtain marketing clearance from the FDA for peripheral vascular applications, but there can be no assurance that such clearance will be obtained.

     Drainage Products

     The  Company  markets  a line of  fluid  drainage  catheters,  trade  named
Abscession(TM). These catheters are intended to drain abscesses, chest fluid, pancreatitis fluid, and urine percutaneously from the body. This product line features a soft catheter material that is intended to be more comfortable for the patient. The catheter material also recovers its shape if bent or severely deformed; these events are common as patients roll over and kink the catheters during sleep. Drainage procedures are routinely performed by interventional radiologists using fluoroscopy, CT or ultrasound guidance.

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

     E-Z-EM's contrast systems, laxatives, syringes and radiological medical devices, such as biopsy needles and trays, are marketed to radiologists and hospitals in the U.S. through approximately 150 distributors, supported by 38 E-Z-EM sales people, many of whom have had technical training as X-ray technicians. The Company also advertises in medical journals and displays at most national and international radiology conventions.

     Outside the U.S., the Company's Diagnostic products are also marketed through 152 distributors, including wholly-owned subsidiaries in Canada, the United Kingdom, Japan and Holland. Significant sales are made in Canada, the United Kingdom, Japan, Italy, Holland, Sweden, Germany, Australia and Austria. Foreign distributors are generally granted exclusive distribution rights and some hold governmental product registrations in their names. New registrations are currently being filed in the Company's name where permissible by applicable law.

     The Company's AngioDynamics products are marketed to interventional radiologists. Domestic sales are supported by 27 direct sales employees, while the international marketing effort is conducted through 51 distributors, including three wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights on a country-by-country basis.

     Competition
     -----------

     Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. The Company faces competition domestically from Mallinckrodt Inc., a wholly-owned subsidiary of Tyco International Ltd., as well as from small U.S. competitors, and it also faces competition outside of the U.S. The Company competes primarily on the basis of product quality, customer service, the availability of a full line of barium sulfate formulations tailored to user needs, and price.

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

     The major non-contrast systems market that the Company competes in is the medical device radiology market, which is highly competitive. No single company, domestic or foreign, competes with the Company across all of its non-contrast system product lines. In electromechanical injectors and syringes, the Company's main competitors are Schering AG and Mallinckrodt Inc. In needles and trays, the Company competes with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co. and various other competitors. The Company also encounters competition in the marketing of its other non-contrast systems products.

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

     Within the contrast media market, the Company's CO2Ject system competes with a product offered by Daum GmbH. The Company also competes with companies marketing iodinated contrast agents. These companies include Nycomed Inc., Bracco s.p.a., Schering AG and Mallinckrodt Inc.

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

     Research and Development
     ------------------------

     In addition to its technical staff, which consists of a Medical Director and 40 employees, the Company has consulting arrangements with various physicians who assist through their independent research and product development. Research and development expenditures totaled $5,391,000, or 5% of net sales, in 2001, as compared to $4,880,000, or 4% of net sales, in 2000 and $4,847,000, or 4% of net sales, in 1999. The Company is committed to expansion of its product lines through research and development.

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

     Because patent applications, in general, are secret until eighteen months after filing in the U.S. or corresponding applications are published in foreign countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. The Company also relies on trade secret protection and confidentiality agreements for certain unpatented aspects of its proprietary technology.

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

     Employees
     ---------

     The Company employs 896 persons, 190 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 80 and 106 employees expire in December 2002 and December 2004, respectively. The Company considers employee relations to be satisfactory.

(d)  Financial  Information Regarding Foreign and Domestic Operations and Export
     ---------------------------------------------------------------------------
     Sales
     -----

     The Company derived about 31% of its sales from customers outside the U.S. during 2001. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

     The Company employs 318 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 184 foreign distributors to 82 countries outside of the U.S.

     The  net  sales  of  each  geographic   area  and  the  long-lived   assets
attributable to each geographic area are set forth in Note O to the Consolidated Financial Statements included herein.

Item 2.  Properties
         ----------

     The Company's principal manufacturing facilities and executive offices are located in Westbury, New York. They consist of three buildings, one of which is owned by the Company, containing an aggregate of 183,800 square feet used for manufacturing Diagnostic products, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada occupies manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, one of which is owned by the Company, containing an aggregate of 109,950 square feet. E-Z-EM Canada also leases a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation.


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

                                                    Class A           Class B
                                                 -------------     -------------
                                                  High    Low       High    Low
                                                 ------  -----     ------  -----

     Fifty-two weeks ended June 2, 2001
     ----------------------------------

     First Quarter.....................          $8.00   $6.00     $7.38   $5.75
     Second Quarter....................           8.13    6.13      7.88    6.25
     Third Quarter.....................           6.25    5.25      6.25    4.75
     Fourth Quarter....................           5.69    5.10      5.70    4.00

     Fifty-three weeks ended June 3, 2000
     ------------------------------------

     First Quarter.....................         $ 6.13   $5.19    $ 6.25   $4.88
     Second Quarter....................           5.75    4.13      5.50    4.38
     Third Quarter.....................          10.63    5.75     10.88    5.50
     Fourth Quarter....................          10.13    6.63     10.00    6.50

     As of August 3, 2001 there were 166 and 304 record holders of the Company's Class A and Class B Common Stock, respectively.

     During fiscal 2001, 2000 and 1999, no dividends were declared. The Company will continue to evaluate its dividend policy on an ongoing basis. Any future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

     On November 1, 2000, the Company issued 1,000 shares of non-voting Class B Common Stock to each of the following directors of the Company in consideration for services rendered as directors: Michael A. Davis, Paul S. Echenberg, James
L. Katz, Donald A. Meyer, David P. Meyers and Robert M. Topol. All such shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to directors of the Company.

Item 6.  Selected Financial Data
         -----------------------



                                Fifty-two   Fifty-three            Fifty-two weeks ended
                               weeks ended  weeks ended     ---------------------------------
                                June 2,       June 3,       May 29,       May 30,      May 31,
                                 2001          2000          1999          1998#        1997
                                ------        ------        ------        ------       ------
                                             (in thousands, except per share data)

Income statement data:
  Net sales (1)...........    $113,286      $113,868      $109,054      $104,652      $98,770
  Gross profit (1)........      45,692        47,805        42,677        35,042       34,257
  Operating profit (loss).       3,525         8,599         7,242        (5,351)      (4,911)
  Earnings (loss) before
    income taxes..........       3,637         9,234         6,671        (5,534)      (4,530)
  Net earnings (loss).....       3,286         5,965         4,797        (5,967)      (3,208)
  Earnings (loss) per
     common share
      Basic (2)...........         .33           .60           .48          (.60)        (.33)
      Diluted (2).........         .32           .58           .47          (.60)        (.33)
  Weighted average common
    shares
      Basic (2)...........       9,881        10,013        10,077         9,952        9,871
      Diluted (2).........      10,145        10,314        10,314         9,952        9,871


                                June 2,       June 3,       May 29,       May 30,      May 31,
                                 2001          2000          1999          1998         1997
                                ------        ------        ------        ------       ------
                                                        (in thousands)

Balance sheet data:
  Working capital.........     $56,184       $51,434       $48,430       $41,597      $43,115
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities............      18,139        13,634        13,289         8,129       15,475
  Total assets............      97,455        99,085        96,059        90,706      100,720
  Long-term debt, less
    current maturities....         408           453           477           606          842
  Stockholders' equity....      81,004        80,034        75,291        71,223       77,244

----------------

# Includes the impairment charge of $4,121,000 relating to certain long-lived assets pertaining to the acquisition of Leocor, Inc., a wholly-owned subsidiary of AngioDynamics, Inc.

(1) Retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

(2) Retroactively restated to reflect the total shares issued after the 3% stock dividends declared in 1998 and 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The Company's fiscal year ended June 2, 2001 represents fifty-two weeks, the fiscal year ended June 3, 2000 represents fifty-three weeks and the fiscal year ended May 29, 1999 represents fifty-two weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment encompasses both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests. Contrast systems, which constitute the Company's core business and the majority of the Diagnostic products segment, accounted for 54% of net sales for 2001, as compared to 58% for 2000 and 56% for 1999. Non-contrast system sales accounted for 26% of net sales for 2001, as compared to 24% for 2000 and 25% for 1999. The AngioDynamics products operating segment, which includes angiographic products, image-guided vascular access products, thrombolytic products, angioplasty products, stents, and drainage products used in the interventional radiology marketplace, accounted for 20% of net sales for 2001, as compared to 18% for 2000 and 19% for 1999.

                                     Diagnostic   AngioDynamics   Eliminations    Total
                                     ----------   -------------   ------------    -----
                                                          (in thousands)

Fifty-two weeks ended June 2, 2001
----------------------------------

 Unaffiliated customer sales           $90,610         $22,676           -       $113,286
 Intersegment sales                          1             714        ($715)          -
 Gross profit (loss)                    34,770          10,972          (50)       45,692
 Operating profit (loss)                 3,865            (290)         (50)        3,525

Fifty-three weeks ended June 3, 2000
------------------------------------

 Unaffiliated customer sales           $93,162         $20,706           -       $113,868
 Intersegment sales                          2           1,063      ($1,065)          -
 Gross profit                           37,896           9,858           51        47,805
 Operating profit (loss)                 9,285            (739)          53         8,599

Fifty-two weeks ended May 29, 1999
----------------------------------

 Unaffiliated customer sales           $88,086         $20,968           -       $109,054
 Intersegment sales                         36             503        ($539)          -
 Gross profit (loss)                    33,656           9,046          (25)       42,677
 Operating profit (loss)                 8,237            (990)          (5)        7,242

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for 2001 declined by $5,420,000 due to decreased sales and gross profit and increased operating expenses. Net sales decreased 3%, or $2,552,000, due to lower sales of contrast systems of $4,543,000, partially offset by increased sales of non-contrast systems of $1,991,000. The lower sales of contrast systems were due, in part, to the strength of the U.S. dollar and foreign currency exchange rate fluctuations, which adversely affected the translation of European, Canadian and Japanese sales to U.S. dollars for financial reporting purposes. Price increases accounted for approximately 1% of net sales for 2001. Gross profit expressed as a percentage of net sales declined to 38% for 2001, from 41% for 2000 due primarily to decreased production throughput and severance costs of $332,000, resulting from operational reorganizations. Increased operating expenses of $2,294,000 were attributable to: i) the reorganization of operations which resulted in severance and facility relocation expenses of $554,000; ii) an impairment charge of $450,000 relating to acquired patent rights to an oral magnetic resonance imaging contrast agent; iii) the expansion of the domestic sales force; and iv) increased administrative and research & development ("R&D") expenses.

     Diagnostic segment operating results for 2000 improved by $1,048,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 6%, or $5,076,000, due to price increases and increased demand for contrast systems. Price increases accounted for approximately 4% of net sales for 2000. Gross profit expressed as a percentage of net sales improved to 41% for 2000, from 38% for 1999 due primarily to sales price increases. Increased operating expenses of $3,192,000 can be attributed to increased S&A expenses, resulting, in part, from investment in new product introductions and selling and marketing initiatives.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for 2001, which improved by $449,000, were adversely affected by the sale of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during 2001. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges.

     Excluding the loss on sale, AngioDynamics segment operating results improved by $1,321,000 due to increased sales and improved gross profit. Net sales increased 10%, or $1,970,000, due, in large part, to: increased sales of several products introduced in 2000, namely Workhorse(TM) PTA balloon catheters, Abscession(TM) fluid drainage catheters, and VISTAFLEX(TM) platinum biliary stents; and sales of OMNIFLEX(TM) stents, introduced in the third quarter of 2001. International sales increased 1% despite the Company's exit from the cardiovascular market. Gross profit expressed as a percentage of net sales improved to 47% for 2001, as compared to 45% for 2000 due primarily to reduced unabsorbed overhead costs, resulting from the sale of the Irish facility, and increased production throughput at the Queensbury facility.

     AngioDynamics segment operating results for 2000 improved by $251,000 due to improved gross profit, partially offset by increased operating expenses. Net sales decreased 1%, or $262,000, due primarily to reduced international sales of $1,225,000, partially offset by increased domestic sales of $963,000. The international sales decline resulted, in large part, from a decline in stent sales. The domestic sales improvement resulted from sales of several new products, namely Abscession fluid drainage catheters, VISTAFLEX platinum biliary stents, and Workhorse PTA balloon catheters, introduced in the second quarter of 2000. Gross profit expressed as a percentage of net sales improved to 45% for 2000, as compared to 42% for 1999 due primarily to decreased provision for inventory reserves of $727,000. Increased operating expenses of $561,000 were primarily due to an expansion of the domestic sales force.

     Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment are set forth in Note O to the Consolidated Financial Statements included herein.

     Consolidated Results of Operations
     ----------------------------------

     The Company reported net earnings of $3,286,000, or $.33 and $.32 per common share on a basic and diluted basis, respectively, for 2001, as compared to net earnings of $5,965,000, or $.60 and $.58 per common share on a basic and diluted basis, respectively, for 2000, and net earnings of $4,797,000, or $.48 and $.47 per common share on a basic and diluted basis, respectively, for 1999. Results for 2001 were adversely affected by decreased sales and gross profit in the Diagnostic segment and several events, totaling pre-tax charges aggregating $2,774,000. These events consisted of: i) the reorganization of operations which resulted in severance and facility relocation expenses of $886,000; ii) the loss on sale of AngioDynamics Ltd. and related assets of $872,000; iii) an impairment charge of $566,000 relating to the Company's investment in Cedara Software Corporation; and iv) the Diagnostic asset impairment charge of $450,000. Results for 2001 were favorably affected by the Company's reversal of a portion of its income tax valuation allowance against certain domestic tax benefits totaling $1,344,000, since it is now more likely than not that such benefits will be realized.

     Results for 2000 were favorably affected by increased Diagnostic sales and improved gross profit in both operating segments, partially offset by increased operating expenses in both operating segments.

     Net sales  decreased  1%,  or  $582,000,  to  $113,286,000  for  2001,  and
increased 4%, or $4,814,000,  to $113,868,000  for 2000. Net sales for 2001 were adversely affected by lower sales of contrast systems of $4,543,000, partially offset by increased sales of non-contrast systems of $1,991,000 and AngioDynamics products of $1,970,000. The lower sales of contrast systems were due, in part, to the strength of the U.S. dollar and foreign currency exchange rate fluctuations, which adversely affected the translation of European, Canadian and Japanese sales to U.S. dollars for financial reporting purposes. Price increases accounted for approximately 1% of net sales for 2001. Net sales for 2000 were favorably affected by increased sales of contrast systems of $4,535,000, resulting from price increases and increased demand. Price increases accounted for approximately 3% of net sales for 2000.

     Net sales in international markets, including direct exports from the U.S., decreased 5%, or $1,866,000, to $35,619,000 for 2001 and increased less than 1%, or $56,000, to $37,485,000 for 2000. The decline for 2001 was due to decreased sales of contrast systems of $2,778,000, partially offset by increased sales of non-contrast systems of $872,000 and AngioDynamics products of $40,000. Sales of contrast systems were adversely impacted by: the strength of the U.S. dollar; foreign currency exchange rate fluctuations, which adversely affected the translation of European, Canadian and Japanese sales to U.S. dollars for financial reporting purposes; and increased competitive pressures in Japan. The improvement for 2000 was due to increased sales of contrast systems of
$1,638,000, mostly offset by decreased sales of AngioDynamics products of $1,225,000 and non-contrast systems of $357,000. The decrease in sales of AngioDynamics products was due to a decline in stent sales. The decline in sales of non-contrast systems was attributable to decreased custom contract sales.

     Gross profit expressed as a percentage of net sales was 40% for 2001, as compared to 42% for 2000 and 39% for 1999. The decline in gross profit, expressed as a percentage of net sales, for 2001 was due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment. The decline in Diagnostic gross profit was due primarily to decreased production throughput and severance costs of $332,000, resulting from operational reorganizations. The improved AngioDynamics gross profit was due primarily to reduced unabsorbed overhead costs, resulting from the sale of the Irish facility, and increased production throughput at the Queensbury facility. The improvement in gross profit, expressed as a percentage of net sales, for 2000 was due to increased gross profit in the Diagnostic segment, resulting from sales price increases, and increased gross profit in the AngioDynamics segment, resulting from decreased provision for inventory reserves of $727,000.

     Selling and administrative ("S&A") expenses were $35,904,000 for 2001, $34,326,000 for 2000 and $30,588,000 for 1999. The increase for 2001 compared to
2000 of $1,578,000, or 5%, was due to increased Diagnostic S&A expenses, resulting from: i) the reorganization of operations which resulted in severance and facility relocation expenses of $459,000; ii) the asset impairment charge of $450,000; iii) the expansion of the domestic sales force; and iv) increased administrative expenses. The increase for 2000 compared to 1999 of $3,738,000, or 12%, was due to increased Diagnostic S&A expenses of $3,194,000, resulting, in part, from investment in new product introductions and selling and marketing initiatives, and increased AngioDynamics S&A expenses of $544,000, resulting from an expansion of its domestic sales force.

     R&D expenditures for 2001 totaled $5,391,000, or 5% of net sales, as compared to $4,880,000, or 4% of net sales, for 2000 and $4,847,000, or 4% of net sales, for 1999. The increase for 2001 compared to 2000 of $511,000 was due primarily to redeployment of staff from other departments within the Company, increased spending relating to contrast systems of $351,000, and severance costs of $95,000, resulting from operational reorganizations. There were no materially significant factors affecting the comparison of R&D expenditures between 2000 and 1999. Of the R&D expenditures for 2001, approximately 46% relate to contrast systems, 26% to AngioDynamics projects, 18% to general regulatory costs, 4% to immunological projects, and 6% to other projects. R&D expenditures are expected to continue at or exceed current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

     Other income, net of other expenses, totaled $112,000 of income for 2001, compared to $635,000 of income for 2000 and $571,000 of expense for 1999. The decline in other income for 2001 compared to 2000 was primarily due to an impairment charge of $566,000, relating to the Company's investment in Cedara Software Corporation, and increased foreign currency exchange losses of $128,000, partially offset by increased interest income of $189,000, resulting from the investment of AngioDynamics Ltd. sale proceeds. The improvement for 2000 compared to 1999 was primarily due to the write-down of the Company's investment in ITI Medical Technologies, Inc. of $1,121,000 in 1999.

     Note H to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 2001, 2000 and 1999. For 2001, the Company's effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits, since it is more likely than not that such benefits will be realized, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized. For 2000, the Company's effective tax rate was 35% as compared to the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates and the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, were virtually offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment. For 1999, the Company's effective tax rate of 28% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits since, at that time, it was more likely than not that such benefits would be realized. The utilization of previously unrecorded carryforward benefits and earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, also favorably affected the Company's effective tax rate for 1999, but were offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

Liquidity and Capital Resources
-------------------------------

     For 2001, capital expenditures and the purchase of treasury stock were funded by cash provided by operations. For 2000, capital expenditures, the purchase of treasury stock and debt repayments were funded by cash provided by operations. For 1999, capital expenditures and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At June 2, 2001, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,418,000 as compared to $1,636,000 at June 3, 2000. The Company has available $1,303,000 under a bank line of credit of which no amounts were outstanding at June 2, 2001.

     At June 2, 2001, approximately 65% of the Company's assets consist of accounts receivable, inventories, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 5.24 to 1, with net working capital of $56,184,000, at June 2, 2001, compared to the current ratio of 4.25 to 1, with net working capital of $51,434,000, at June 3, 2000.

     Net capital expenditures, primarily for machinery and equipment, were $2,743,000 for 2001, compared to $3,206,000 for 2000 and $2,207,000 for 1999. Of the 2001 and 2000 expenditures, approximately $833,000 and $703,000, respectively, relates to the upgrading of the Company's information systems at its Canadian subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 2002.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of June 2, 2001, the Company had repurchased 41,860 shares of Class A Common Stock and 395,251 shares of Class B Common Stock for approximately $3,057,000.

     Forward-Looking Statements
     --------------------------

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Effects of Recently Issued Accounting Pronouncements
     ----------------------------------------------------

     During the fourth quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. These standards require entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. These standards also specify new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. Since the Company does not use derivative instruments as defined by SFAS No. 133, the adoption of this pronouncement had no effect on the Company's results of operations or financial position.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company will continue to amortize goodwill and any intangibles with indefinite lives existing at June 2, 2001 under its current method until June 2, 2002, the first day of the SFAS No. 142 implementation year, or will discontinue amortization in the first quarter of fiscal 2002, if early adopted. Once adopted, annual and quarterly goodwill and affected intangible amortization will no longer be recognized. The adoption of these statements is not expected to have a material impact on the Company's results of operations or financial position.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the 2000 Annual Report on Form 10-K.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 2, 2001, the Company's assets and liabilities would increase or decrease by $2,097,000 and $548,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,234,000 and $274,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 2, 2001, results of operations would be favorably or unfavorably impacted by approximately $515,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $13,700,000. The bonds bear interest at a floating rate established weekly. For 2001, the after-tax interest rate on the bonds approximated 4.1%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $137,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,418,000 at June 2, 2001, a change in interest rates would not materially impact results of operations or financial position. At June 2, 2001, the Company did not maintain any variable interest rate financing.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this form as indexed at Item 14 (a) 1.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.

                                    Part III
                                    --------


     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 30, 2001. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The following table sets forth certain information with respect to the Company's officers and directors.

         Name                Age                    Positions
         ----                ---                    ---------

Howard S. Stern (1)(3)...     70       Chairman of the Board, Director
Anthony A. Lombardo (3)..     54       President, Chief Executive Officer,
                                         Director
Dennis J. Curtin.........     54       Senior Vice President - Chief Financial
                                         Officer
Joseph J. Palma..........     59       Senior Vice President - Sales and
                                         Marketing
Arthur L. Zimmet.........     65       Senior Vice President - Special Projects
Sandra D. Baron..........     49       Vice President - Human Resources
Robert M. Bloomfield.....     60       Vice President - Market Research
Craig A. Burk............     48       Vice President - Manufacturing
Joseph A. Cacchioli......     45       Vice President - Controller
Agustin V. Gago..........     42       Vice President - International
Eamonn P. Hobbs..........     48       Vice President - AngioDynamics Division
Judith K. Meritz.........     49       Vice President - Regulatory Affairs
Jeffrey S. Peacock.......     44       Vice President - Scientific and Technical
                                         Operations
Archie B. Williams.......     50       Vice President - Clinical Affairs and
                                         Medical Community Liaison
Michael A. Davis, M.D....     60       Medical Director, Director
Paul S. Echenberg (1)(2).     57       Chairman of the Board of E-Z-EM Canada,
                                         Director
James L. Katz CPA, JD....     65       Director
  (1)(2)(4)(5)
Donald A. Meyer (3)(4)...     67       Director
David P. Meyers (3)(5)...     37       Director
Robert M. Topol (1)(2)(5)     76       Director

----------

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Nominating Committee
(4) Member of Compensation Committee
(5) Member of Finance Committee

     Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Stern is a co-founder of the Company and has served as Chairman of the Board and Director of the Company since its formation in 1962. Mr. Stern has also served as President and Chief Executive Officer of the Company from 1997 to 2000. From 1990 to 1994, Mr. Stern served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President and Chief Executive Officer. Mr. Stern is also a director of ITI Medical Technologies, Inc. The Company has an investment in ITI Medical Technologies, Inc.

     Mr. Lombardo has served as President, Chief Executive Officer and Director of the Company since 2000. Prior to joining the Company, he served as President of ALI Imaging Systems, Inc. (radiology information management) from 1998 to 2000. From 1996 to 1998, Mr. Lombardo served as Global Manager of the Integrated Imaging Systems business of General Electric Medical Systems. Mr. Lombardo is also a director of PointDx, Inc. The Company has an investment in PointDx, Inc.

     Mr. Curtin has served as Senior Vice President - Chief Financial Officer since 1999, and previously served as Vice President - Chief Financial Officer from 1985 to 1999. Mr. Curtin has been an employee of the Company since 1983.

     Mr. Palma has served as Senior Vice President - Sales and Marketing since 1999, and previously served as Vice President - Sales and Marketing from 1996 to 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of the Company since 1994.

     Mr. Zimmet has served as Senior Vice President - Special Projects since 1988, and has been an employee of the Company since 1982.

     Ms. Baron has served as Vice President - Human Resources since 1995, and has been an employee of the Company since 1985.

     Mr. Bloomfield has served as Vice President - Market Research since August 2000, and has been an employee of the Company since 1985.

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

     Ms. Meritz has served as Vice President - Regulatory Affairs since March 2001. Prior to joining the Company, she served as Director of Regulatory Affairs and Regulatory Counsel for Henry Schein, Inc. (distributor of healthcare supplies to office-based practitioners) from 1993 until March 2001.

     Mr. Peacock has served as Vice President - Scientific and Technical Operations since August 2000, and has been an employee of the Company since 1986.

     Mr. Williams has served as Vice President - Clinical Affairs and Medical Community Liaison since August 2000, and previously served as Vice President - Imaging Products Management from 1993 to August 2000. Mr. Williams has been an employee of the Company since 1980.

     Dr. Davis has served as Medical Director and Director of the Company since August 2000. Previously, he served as Medical Director/Technical Director and Director of the Company from 1997 to August 2000, as Medical Director and Director of the Company from 1995 to 1996, and as Medical Director from 1994 to 1995. He has been Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center since 1980. He also served as the President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune,

Inc., from February 1999 to November 1999. He is also a director of MacroChem Corp. and Amerimmune Pharmaceuticals, Inc.

     Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and Director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and Director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., Cedara Software Corp., Benvest Capital Inc., Colliers MacAuley Nicholl, Huntington Mills (Canada) Ltd., ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Shirmax Fashions Ltd., Med-Eng Systems Inc., MacroChem Corp., Matra Plast Industries Inc. and A.P. Plasman Corp. The Company has investments in Cedara Software Corp. and ITI Medical Technologies, Inc.

     Mr. Katz has been a director of the Company since 1983. He is a founder of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. Previously, he had been a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter
International, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., Lakeshore Management Group, LLC and Lifestart Wellness Network, LLC, as well as a member of the Board of Advisors of Jerusalem Global and The Patterson Group.

     Mr. Meyer has been a director of the Company since 1968. Since 1995, he has acted as an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana.

     Mr. Meyers has been a director of the Company since 1996. He is a founder of SmartScan, LLC, an Atlanta, Georgia based provider of CT screening services offered directly to the public, and has served as its Chief Operating Officer since August 2001. He is also the founder of MedTest Express, Inc., an Atlanta, Georgia based provider of contracted laboratory services for home health agencies, and has served as its President, Chief Executive Officer and Director since 1994.

     Mr. Topol has been a director of the Company since 1982. Prior to his retirement in 1994, he served as an Executive Vice President of Smith Barney, Inc. (financial services). He is also a director of Fund for the Aging, City Meals on Wheels, American Health Foundation, State University of New York - Purchase and Redstone Resources Inc.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table

     The following table sets forth information concerning the compensation for services, in all capacities for 2001, 2000 and 1999, of (i) those persons who were, during 2001, Chief Executive Officer ("CEO") (Anthony A. Lombardo), (ii) those persons who were, at the end of 2001, each of the four most highly compensated executive officers of the Company other than the CEO, and (iii) the President of E-Z-EM Canada, who is not an executive officer of the Company, but who is included in this table due to the level of his annual compensation during 2001 (collectively, the "Named Executive Officers"):

                                       Annual Compensation               Long Term Compensation
                                    -------------------------   -------------------------------------
                                                                         Awards               Payouts
                                                                -------------------------     -------
                                                      Other                    Securities
                                                      Annual    Restricted     Underlying              All Other
    Name and                                        Compensa-     Stock         Options        LTIP    Compensa-
    Principal              Fiscal  Salary    Bonus   tion (1)     Awards    ----------------  Payouts   tion (4)
    Position                Year     ($)      ($)      ($)         ($)       # (2)     # (3)    ($)       ($)
    ---------              ------  ------    -----  ---------   ----------  -------   ------  -------  ---------
Howard S. Stern,........    2001  $262,500  $11,813    None       None        None    .2273     None   $115,376
Chairman of the Board       2000   261,458   89,105    None       None        None    .2273     None    114,754
                            1999   250,000   83,250    None       None        None    .2273     None    123,363

Anthony A. Lombardo,....    2001  $261,667  $38,125    None       None        None     None     None   $ 25,467
President and Chief         2000    41,667    None     None       None      300,000    None     None     23,459
Executive Officer
(effective April 2000)

Eamonn P. Hobbs,........    2001  $210,000  $23,625    None       None        None    .2273     None   $ 22,384
Vice President              2000   209,166    None     None       None        None    .2273     None     21,973
                            1999   200,000   17,481    None       None        None    .2273     None      8,696

Dennis J. Curtin,.......    2001  $170,917  $11,424    None       None        None     None     None   $ 25,167
Senior Vice President       2000   167,333   42,308    None       None        None     None     None     24,147
                            1999   160,000   39,996    None       None        None     None     None      9,447

Arthur L. Zimmet,.......    2001  $173,250  $ 7,796    None       None        None     None     None   $ 30,860
Senior Vice President       2000   172,563   58,809    None       None        None     None     None     29,938
                            1999   165,000   54,945    None       None        None     None     None      9,780

Pierre A. Ouimet,.......    2001  $175,550  $39,624    None       None        None     None     None   $ 24,512
President of E-Z-EM         2000   223,844   45,344    None       None        None     None     None     22,295
Canada                      1999   181,441   47,963    None       None       10,000    None     None      6,653
----------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2001, 2000 and 1999 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 2001, 2000 or 1999 or $50,000; such amounts are, therefore, not reflected in the table.

(2)  Options are exercisable in Class B Common Stock of the Company.

(3) Options are exercisable in Class B Common Stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company.

(4) For each of the Named Executive Officers other than Mr. Ouimet, the amounts reported include amounts contributed by the Company under its Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2001, 2000 and 1999, such amounts contributed were:
     $7,460, $6,975 and $9,404, respectively,  for Mr. Stern; $1,333, $0 and $0, respectively, for Mr. Lombardo; $8,479, $8,208 and $8,083, respectively, for Mr. Hobbs; $8,015, $7,107 and $8,956, respectively, for Mr. Curtin; and $7,643, $6,838 and $9,264, respectively, for Mr. Zimmet. For Mr. Ouimet, the amounts reported include amounts contributed by E-Z-EM Canada under a defined contribution plan. For 2001, 2000 and 1999, such amounts contributed were $8,778, $6,554 and $6,395, respectively.

     For each of the Named Executive Officers, the amounts reported include term life insurance premiums paid by the Company. For 2001, 2000 and 1999, such amounts paid were: $780, $643 and $823, respectively, for Mr. Stern; $780, $105 and $0, respectively, for Mr. Lombardo; $655, $515 and $613, respectively, for Mr. Hobbs; $524, $412 and $491, respectively, for Mr. Curtin; $541, $424 and $516, respectively, for Mr. Zimmet; and $247, $254 and $258, respectively, for Mr. Ouimet.

     For each of the Named Executive Officers, the amounts reported include premiums paid by the Company under split dollar life insurance arrangements ("arrangements"). With respect to one such arrangement with Mr. Stern, such amounts paid were $100,000 for each of 2001, 2000 and 1999. Under a collateral assignment agreement, the proceeds from this policy will first be used to repay all advances made by the Company. If the policy is terminated prior to the death of Mr. Stern, the Company will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by Mr. Stern. With respect to a second such arrangement with Mr. Stern, such amounts paid were $7,136 for each of 2001, 2000 and 1999. Under a collateral assignment agreement, the proceeds from this policy will first be used to repay all advances made by the Company. With respect to arrangements with each of the Named Executive Officers other than Mr. Stern, such amounts paid for each of 2001 and 2000 were:
     $23,354 for Mr. Lombardo; $13,250 for Mr. Hobbs; $16,628 for Mr. Curtin; $22,676 for Mr. Zimmet; and $15,487 for Mr. Ouimet. Under collateral assignment agreements, the Company will be entitled to the lesser of the cash surrender value of the policies or the advances it made, upon termination of these policies.

     For Mr. Stern, the amounts reported include fees of $6,000 relating to attendance at AngioDynamics directors' meetings for 1999.

Option/SAR Grants Table

        The following table sets forth certain information concerning stock option grants made during 2001 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company did not grant any stock appreciation rights during 2001.

                                                                                Potential Realizable Value at
                                                                                Assumed Annual Rates of Stock
                              Individual Grants                              Price Appreciation for Option Term
------------------------------------------------------------------------   ---------------------------------------
                           Number of  % of Total
                          Securities   Options                                   5%                  10%
                          Underlying  Granted to   Exercise                ------------------   -----------------
                           Options   Employees in  or Base                 Stock    Potential   Stock   Potential
                           Granted   Fiscal Year    Price     Expiration   Price      Value     Price     Value
      Name                   (#)        2001        ($/Sh)       Date      ($/Sh)       $       ($/Sh)      $
      ----               ----------  -----------   --------   ----------   ------   ---------   ------  ---------
Howard S. Stern.......     .2273 (1)  44.44 (2)    $40,000(3)   6/01/11    $65,156     $5,717  $103,750    $14,489

Anthony A. Lombardo...      None

Eamonn P. Hobbs.......     .2273 (1)  44.44 (2)    $40,000(3)   6/01/11    $65,156     $5,717  $103,750    $14,489

Dennis J. Curtin......      None

Arthur L. Zimmet......      None

Pierre A. Ouimet......      None
----------------

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

(2) Represents the percentage of total options granted to employees during 2001 and exercisable in Class B Common Stock of AngioDynamics, Inc.

(3) The options granted during 2001 have an exercise price not less than the fair market value of the Class B Common Stock of AngioDynamics, Inc. on the date of grant, and expire in ten years. A total of 136.36 shares of AngioDynamics Class B Common Stock may be issued under this plan.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning all exercises of stock options during 2001 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                                 Number of
                                                                 Securities       Value of
                                                                 Underlying     Unexercised
                                                                Unexercised     In-the-Money
                                                                 Options at      Options at
                                                                June 2, 2001    June 2, 2001
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
Howard S. Stern.....            None          None               78,786/       $77,185/
                                                                   None           None

Anthony A. Lombardo.            None          None               75,000/         None/
                                                                225,000          None

Eamonn P. Hobbs.....            None          None               39,595/       $31,977/
                                                                   None           None

Dennis J. Curtin....            None          None               50,556/       $47,696/
                                                                   None           None

Arthur L. Zimmet....            None          None               50,884/       $41,901/
                                                                   None           None

Pierre A. Ouimet....            None          None               38,240        $24,214/
                                                                   None           None
----------------

(1) Options are "in-the-money" if on June 2, 2001, the market price of the stock exceeded the exercise price of such options. At June 2, 2001, the closing price of the Company's Class A and Class B Common Stock was $5.30 and $5.20, respectively. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 2, 2001 and the aggregate exercise price of such options.

(2) Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

Compensation of Directors

     On an annual basis, directors, who are not employees of the Company, are entitled to the following compensation: a retainer of $15,000; a fee of $1,000 for each board meeting attended; a fee of $250 for each telephonic board meeting attended; 1,000 shares of the Company's Class B Common Stock; and stock options for 1,000 shares of Class B Common Stock, which vest one year from date of grant. Directors, who serve on committees of the Company and who are not employees of the Company, are entitled to a fee of $500 for each committee meeting attended, except that the chairman of a committee is entitled to a fee of $1,000 for each committee meeting attended.

Employment Contracts

     During 1994, the Company entered into an employment contract with Howard S. Stern in his capacity as Chairman of the Board. This employment contract is for a term of eight years at an annual compensation currently of $262,500.

     During 2000, the Company  entered into an employment  contract with Anthony
A. Lombardo in his capacity as President and Chief Executive Officer. This employment contract provides for annual base salary currently at $275,000. The contract is cancellable at any time by either the Company or Mr. Lombardo, but provides for severance pay of one years base salary in the event of termination by the Company without cause, as defined in the contract.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

        The following table sets forth information, as of August 3, 2001, as to the beneficial ownership of the Company's voting Class A Common Stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A Common Stock:

  Name and Address of                      Shares                  Percent of
   Beneficial Owner                  Beneficially Owned              Class
   ----------------                  ------------------              -----

Howard S. Stern,..................          956,412                    23.8
Chairman of the Board,
Director
717 Main Street
Westbury, NY  11590

Betty S. Meyers,..................          820,806                    20.5
401 Emerald Street
New Orleans, LA  70124

David P. Meyers,..................          311,551 (1)                 7.8
Director
813 Springdale Road
Atlanta, GA  30306

  Name and Address of                       Shares                 Percent of
   Beneficial Owner                    Beneficially Owned             Class
   ----------------                    ------------------             -----

Jonas I. Meyers,..................           311,551 (2)                7.8
904 Oakland Avenue
Ann Arbor, MI  48104

Stuart J. Meyers,.................           311,551 (3)                7.8
434 Bellaire Drive
New Orleans, LA  70124

Dimensional Fund Advisors, Inc.,..           232,075 (4)                5.8
1299 Ocean Avenue
Santa Monica, CA  90401

Wellington Management Company,....           219,258 (4)                5.5
75 State Street
Boston, MA  02109

----------
(1) Includes 154,801 shares in which David P. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(2) Includes 154,801 shares in which Jonas I. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(3) Includes 154,801 shares in which Stuart J. Meyers has only a remainder interest. Betty S. Meyers holds a life estate in such shares.

(4)  Information was derived from a Schedule 13G dated December 31, 2000.

     The following table sets forth information, as of August 3, 2001, as to the beneficial ownership of the Company's voting Class A and non-voting Class B Common Stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                               Class A                              Class B
                                 ------------------------------        -------------------------------
                                    Shares              Percent           Shares               Percent
      Name of                    Beneficially             of           Beneficially              of
  Beneficial Owner                 Owned (1)             Class           Owned (2)              Class
  ----------------               ------------           -------        ------------            -------
Howard S. Stern,...........          956,412             23.8         1,187,468                 20.1
Chairman of the Board,
Director

David P. Meyers,...........          311,551(3)           7.8           606,442(4)              10.4
Director

Arthur L. Zimmet,..........           28,750               *             90,784                  1.5
Senior Vice President

Robert M. Topol,...........           24,097               *             69,739                  1.2
Director

Paul S. Echenberg,.........            1,097               *             89,303                  1.5
Chairman of the Board of
E-Z-EM Canada, Director

                                               Class A                              Class B
                                 ------------------------------        -------------------------------
                                    Shares              Percent           Shares               Percent
      Name of                    Beneficially             of           Beneficially              of
  Beneficial Owner                 Owned (1)             Class           Owned (2)              Class
  ----------------               ------------           -------        ------------            -------
Anthony A. Lombardo,.......         None                  *             75,000                  1.3
President, Chief Executive
Officer, Director

Donald A. Meyer,...........        18,276                 *             45,267                   *
Director

James L. Katz,.............         1,122                 *             58,569                  1.0
Director

Dennis J. Curtin,..........         1,944                 *             53,236                   *
Senior Vice President

Michael A. Davis, M.D.,....          None                 *             41,786                   *
Medical Director, Director

Eamonn P. Hobbs,...........            50                 *             39,604                   *
Vice President

Pierre A. Ouimet,..........           500                 *             38,270                   *
President of E-Z-EM Canada

All directors and executive
 officers as a group (20
 persons)..................     1,343,299(3)            33.5         2,586,091(4)              39.2

----------
 * Does not exceed 1%.

(1) Includes Class A Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 3, 2001 as follows: Robert M. Topol (597), Paul S. Echenberg (597), Donald A. Meyer
     (597), James L. Katz (597) and all directors and executive officers as a group (2,388).

(2) Includes Class B Common Stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 3, 2001 as follows: Howard S. Stern (78,786), David P. Meyers (3,000), Arthur L. Zimmet (50,884), Robert M. Topol (31,847), Paul S. Echenberg (75,613), Anthony A. Lombardo (75,000), Donald A. Meyer (19,674), James L. Katz (53,758), Dennis J. Curtin (50,556), Michael A. Davis, M.D. (40,091),
     Eamonn P. Hobbs (39,595), Pierre A. Ouimet (38,240) and all directors and executive officers as a group (747,697).

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     A facility of the Company located in Westbury, New York is owned 33% by Howard S. Stern, 31% by Betty S. Meyers, a principal shareholder, 2% by other employees of the Company and 34% by unrelated parties, which includes a 31% owner who manages the property. Aggregate rentals, including real estate tax payments, were $163,000 during 2001. The lease term expires in 2004.

     The Company has split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse) and Betty S. Meyers (the "insureds"). On an annual basis, the Company makes advances of approximately $100,000 per insured toward the cost of such life insurance policies. Through August 2000, such advances were interest bearing and payable to the Company annually by the insureds. In August 2000, the arrangements were modified, to conform to the Company's other split dollar life insurance arrangements, making future advances non-interest bearing. Under collateral assignment agreements, the proceeds from the policies will first be used to repay all advances made by the Company. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At June 2, 2001, the cash surrender value of such policies aggregated $741,000, and the aggregate amount of advances made by the Company totaled $800,000.

     The Company had an unsecured, two-year interest bearing note receivable from Eamonn P. Hobbs, an executive officer of the Company, in the principal amount of $320,000. Approximately $297,000 of this note receivable was satisfied in October 1999, while the remaining portion was satisfied during June 2000.

     The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $161,000 during 2001.

                                     Part IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

                                                                        Page
                                                                        ----

(a)  l. Financial Statements
        --------------------
     The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

     Report of Independent Certified Public Accountants                    39

     Consolidated balance sheets - June 2, 2001 and June 3, 2000           40

     Consolidated  statements  of  earnings -  fifty-two  weeks ended June 2, 2001, fifty-three weeks ended
        June 3, 2000 and fifty-two weeks ended May 29, 1999                42

     Consolidated statement of stockholders'  equity and comprehensive income - fifty-two weeks ended June 2, 2001,
        fifty-three  weeks ended June 3, 2000 and fifty-two weeks
        ended May 29, 1999                                                 43

     Consolidated  statements  of cash flows - fifty-two weeks
        ended June 2, 2001, fifty-three weeks ended June 3, 2000 and
        fifty-two weeks ended May 29, 1999                                 44

     Notes to consolidated financial statements                            46

(a)  2. Financial Statement Schedules
        -----------------------------

     The following consolidated financial statement schedule is included in Part IV of this report:

     Schedule II - Valuation and qualifying accounts                       71

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3. Exhibits
        --------

     3(i)  Certificate of Incorporation                                    (a)

     3(ii) Amended Bylaws                                                  (b)

     10.1  1983 Stock Option Plan                                          (c)

     10.2  1984 Directors and Consultants Stock Option Plan                (d)

     10.3  Employment Agreement dated April 3, 2000 between E-Z-EM,
           Inc. and Anthony A. Lombardo                                    (e)

     10.4  Income Deferral Program                                         (f)

     13    Annual report to security holders                               (g)

                                                                            Page
                                                                            ----

(a)  3.  Exhibits (continued)
         --------------------

     21  Subsidiaries of the Registrant                                      72

     22  Proxy statement to security holders                                 (h)

     23  Consent of Independent Certified Public Accountants                 73

     99  Report of Independent Certified Public Accountants
            Other than Principal Accountants                                 74
----------

        (a) Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997

        (b) Incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1994 (file No. 1-11479)

        (c) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000

        (d) Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 2, 1995 (file No. 1-11479)

        (e) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000

        (f) Incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1993 (file No. 1-11479)

        (g)  The Company  intends to mail a copy of its Annual  Report on
             Form 10-K to its security holders. The Company's shareholders letter will be filed on a subsequent date together with its proxy statement to security holders.

        (h)  To be filed on a subsequent date

(b)  1.  Reports on Form 8-K
         -------------------

     No reports on Form 8-K were filed for the quarter ended June 2, 2001.

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


                                           E-Z-EM, Inc.
                                          ------------------------------------
                                           (Registrant)


Date  August 31, 2001                      /s/ Howard S. Stern
    -------------------                   ------------------------------------
                                           Howard S. Stern, Chairman of the
                                           Board, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  August 31, 2001                      /s/ Howard S. Stern
    -------------------                   ------------------------------------
                                           Howard S. Stern, Chairman of the
                                           Board, Director


Date  August 31, 2001                      /s/ Anthony A. Lombardo
    -------------------                   ------------------------------------
                                           Anthony A. Lombardo, President,
                                           Chief Executive Officer, Director


Date  August 31, 2001                      /s/ Dennis J. Curtin
    -------------------                   ------------------------------------
                                           Dennis J. Curtin, Senior Vice
                                           President - Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)


Date  August 31, 2001                      /s/ Michael A. Davis
    -------------------                   ------------------------------------
                                           Michael A. Davis, Director


Date  August 31, 2001                      /s/ Paul S. Echenberg
    -------------------                   ------------------------------------
                                           Paul S. Echenberg, Director


Date  August 31, 2001                      /s/ James L. Katz
    -------------------                   ------------------------------------
                                           James L. Katz, Director


Date  August 31, 2001                      /s/ Donald A. Meyer
    -------------------                   ------------------------------------
                                           Donald A. Meyer, Director


Date  August 31, 2001                      /s/ David P. Meyers
    -------------------                   ------------------------------------
                                           David P. Meyers, Director


Date  August 31, 2001                      /s/ Robert M. Topol
    -------------------                   ------------------------------------
                                           Robert M. Topol, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of June 2, 2001 and June 3, 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the fifty-two weeks ended June 2, 2001, fifty-three weeks ended June 3, 2000 and the fifty-two weeks ended May 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary, which statements reflect total assets constituting approximately 17% in 2001 and 2000 and net sales constituting approximately 12% in 2001, 12% in 2000 and 11% in 1999 of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 2, 2001 and June 3, 2000, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended June 2, 2001, fifty-three weeks ended June 3, 2000 and the fifty-two weeks ended May 29, 1999 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP
Certified Public Accountants


Melville, New York
July 27, 2001

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 2,     June 3,
              ASSETS                                          2001        2000
                                                             ------      ------

CURRENT ASSETS
    Cash and cash equivalents                               $ 4,391      $ 5,583
    Debt and equity securities                               13,748        8,051
    Accounts receivable, principally
       trade, net of allowance for
       doubtful accounts of $661 in
       2001 and $853 in 2000                                 23,371       22,256
    Inventories                                              22,021       26,856
    Other current assets                                      5,901        4,530
                                                            -------      -------

          Total current assets                               69,432       67,276

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                             19,750       21,721

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization
    of $257 in 2001 and $251 in 2000                            376          407

INTANGIBLE ASSETS, less accumulated
    amortization of $546 in 2001 and
    $959 in 2000                                              1,329        2,151

DEBT AND EQUITY SECURITIES                                      846        4,067

OTHER ASSETS                                                  5,722        3,463
                                                            -------      -------

                                                            $97,455      $99,085
                                                            =======      =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                               June 2,     June 3,
    LIABILITIES AND STOCKHOLDERS' EQUITY                        2001         2000
                                                               --------    --------
CURRENT LIABILITIES
    Notes payable                                              $    854    $  1,080
    Current maturities of long-term debt                            156         103
    Accounts payable                                              4,798       6,384
    Accrued liabilities                                           7,329       7,798
    Accrued income taxes                                            111         477
                                                               --------    --------

          Total current liabilities                              13,248      15,842

LONG-TERM DEBT, less current maturities                             408         453

OTHER NONCURRENT LIABILITIES                                      2,795       2,756
                                                               --------    --------

          Total liabilities                                      16,451      19,051
                                                               --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share -
       authorized, 1,000,000 shares; issued, none
    Common stock
       Class A  (voting),  par  value  $.10 per  share -
          authorized,  6,000,000 shares;  issued and
          outstanding 4,011,396 shares in 2001 and 4,015,111
          shares in 2000 (excluding 41,860 and 38,145 shares
          held in treasury in 2001 and 2000, respectively)          401         401
       Class B (non-voting), par value $.10 per
          share - authorized, 10,000,000 shares;
          issued and outstanding 5,843,426 shares
          in 2001 and 5,909,277 shares in 2000
          (excluding 395,251 and 313,748 shares held
          in treasury in 2001 and 2000, respectively)               584         591
    Additional paid-in capital                                   20,066      20,521
    Retained earnings                                            63,138      59,852
    Accumulated other comprehensive income (loss)                (3,185)     (1,331)
                                                               --------    --------

          Total stockholders' equity                             81,004      80,034
                                                               --------    --------

                                                               $ 97,455    $ 99,085
                                                               ========    ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                         Fifty-two    Fifty-three  Fifty-two
                                        weeks ended   weeks ended  weeks ended
                                           June 2,      June 3,      May 29,
                                            2001         2000         1999
                                          ---------    ---------    ---------
Net sales                                 $ 113,286    $ 113,868    $ 109,054

Cost of goods sold                           67,594       66,063       66,377
                                          ---------    ---------    ---------

      Gross profit                           45,692       47,805       42,677
                                          ---------    ---------    ---------

Operating expenses
  Selling and administrative                 35,904       34,326       30,588
  Loss on sale of subsidiary
    and related assets                          872
  Research and development                    5,391        4,880        4,847
                                          ---------    ---------    ---------

    Total operating expenses                 42,167       39,206       35,435
                                          ---------    ---------    ---------

      Operating profit                        3,525        8,599        7,242

Other income (expense)
  Interest income                               905          716          505
  Interest expense                             (290)        (253)        (263)
  Write-down of investment in affiliate                                (1,121)
  Other, net                                   (503)         172          308
                                          ---------    ---------    ---------

      Earnings before income taxes            3,637        9,234        6,671

Income tax provision                            351        3,269        1,874
                                          ---------    ---------    ---------

      NET EARNINGS                        $   3,286    $   5,965    $   4,797
                                          =========    =========    =========

Earnings per common share
  Basic                                   $     .33    $     .60    $     .48
                                          =========    =========    =========

  Diluted                                 $     .32    $     .58    $     .47
                                          =========    =========    =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

           Fifty-two weeks ended June 2, 2001, fifty-three weeks ended
               June 3, 2000 and fifty-two weeks ended May 29, 1999
                        (in thousands, except share data)

                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other                 Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive             hensive
                                  Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total     income
                                ---------  ------  ---------  ------  ----------  --------  -------------  -------    ------

Balance at May 30, 1998         4,035,346   $403   5,999,073   $600    $21,643    $49,090      $ (513)     $71,223
Exercise of stock options                             64,704      6        267                                 273
Income tax benefits on
  stock options exercised                                                   38                                  38
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                      6,600      1         31                                  32
Purchase of treasury stock                           (12,100)    (1)       (67)                                (68)
Net earnings                                                                        4,797                    4,797    $4,797
Unrealized holding loss on
  debt and equity securities                                                                     (151)        (151)     (151)
Foreign currency translation
  adjustments                                                                                    (858)        (858)     (858)
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $3,788
                                                                                                                      ======

Balance at May 29, 1999         4,035,346    403   6,058,277    606     21,917     53,887      (1,522)      75,291
Exercise of stock options          17,910      2     137,373     13        807                                 822
Income tax benefits on
  stock options exercised                                                  119                                 119
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                     15,275      2         74                                  76
Purchase of treasury stock        (38,145)    (4)   (301,648)   (30)    (2,401)                             (2,435)
Net earnings                                                                        5,965                    5,965    $5,965
Unrealized holding gain on
  debt and equity securities                                                                      871          871       871
Foreign currency translation
  adjustments                                                                                    (680)        (680)     (680)
                                ---------    ---   ---------    ---     ------     ------       -----       ------     -----

Comprehensive income                                                                                                  $6,156
                                                                                                                      ======

Balance at June 3, 2000         4,015,111    401   5,909,277    591     20,521     59,852      (1,331)      80,034
Exercise of stock options                              8,711      1         38                                  39
Income tax benefits on
  stock options exercised                                                    3                                   3
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                      6,941      1         45                                  46
Purchase of treasury stock         (3,715)           (81,503)    (9)      (546)                               (555)
Net earnings                                                                        3,286                    3,286    $3,286
Unrealized holding losses on
  debt and equity securities:
    Arising during the year                                                                    (2,215)      (2,215)   (2,215)
    Reclassification adjustment
      for losses included in
      net earnings                                                                                349          349       349
Foreign currency translation
  adjustments
    Arising during the year                                                                      (982)        (982)     (982)
    Reclassification adjustment
      for sale of investment
      in a foreign entity                                                                         994          994       994
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $1,432
                                                                                                                      ======

Balance at June 2, 2001         4,011,396   $401   5,843,426   $584    $20,066    $63,138     $(3,185)     $81,004
                                =========   ====   =========   ====    =======    =======     =======      =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                         Fifty-two   Fifty-three   Fifty-two
                                        weeks ended  weeks ended  weeks ended
                                          June 2,     June 3,      May 29,
                                           2001        2000         1999
                                          --------    --------    --------


Cash flows from operating activities:
  Net earnings                            $  3,286    $  5,965    $  4,797
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization          2,797       2,803       2,829
      Impairment of long-lived assets          450
      Impairment of equity securities          566
      Provision for doubtful accounts           88          37         250
      Loss on sale of subsidiary and
        related assets                         872
      Write-down of investment in
        affiliate                                                    1,121
      Loss on sale of assets                     5                      39
      Deferred tax benefit                  (1,269)        (40)       (735)
      Other non-cash items                      46          75          30
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable               (1,428)       (389)       (806)
          Inventories                        3,555         118        (210)
          Other current assets              (1,422)       (334)       (251)
          Other assets                        (701)       (814)        (35)
          Accounts payable                  (1,227)       (936)      1,055
          Accrued liabilities                 (421)         62         778
          Accrued income taxes                (377)       (360)        183
          Other noncurrent liabilities         155         162         146
                                          --------    --------    --------

            Net cash provided by
              operating activities           4,975       6,349       9,191
                                          --------    --------    --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                               (2,743)     (3,206)     (2,207)
  Proceeds from sale of subsidiary and
    related assets                           3,250
  Proceeds from sale of assets                   7          33           8
  Available-for-sale securities
    Purchases                              (97,415)    (36,845)    (34,061)
    Proceeds from sale                      91,718      34,010      32,320
                                          --------    --------    --------

      Net cash used in investing
        activities                          (5,183)     (6,008)     (3,940)
                                          --------    --------    --------

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)


                                             Fifty-two   Fifty-three  Fifty-two
                                            weeks ended  weeks ended weeks ended
                                               June 2,     June 3,    May 29,
                                                2001       2000        1999
                                              -------     -------     -------


Cash flows from financing activities:
  Repayments of debt                            $(3,878)    $(1,100)    $(2,670)
  Proceeds from issuance of debt                  3,807          26       1,072
  Proceeds from exercise of stock
    options, including related income
    tax benefits                                     42         941         311
  Purchase of treasury stock                       (555)     (2,435)        (68)
  Proceeds from issuance of stock in
    connection with the stock purchase
    plan                                              5           6           7
                                                -------     -------     -------

      Net cash used in financing
        activities                                 (579)     (2,562)     (1,348)
                                                -------     -------     -------

Effect of exchange rate changes on
  cash and cash equivalents                        (405)       (269)       (484)
                                                -------     -------     -------

      (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                     (1,192)     (2,490)      3,419

Cash and cash equivalents
  Beginning of year                               5,583       8,073       4,654
                                                -------     -------     -------

  End of year                                   $ 4,391     $ 5,583     $ 8,073
                                                =======     =======     =======

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                  $   184     $    95     $   154
                                                =======     =======     =======

      Income taxes (net of $7, $16
        and $218 in refunds in 2001,
        2000 and 1999, respectively)            $ 2,618     $ 3,577     $ 2,153
                                                =======     =======     =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

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

    Fiscal Year
    -----------

    The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal year 2001 ended on June 2, 2001 for a reporting period of fifty-two weeks, fiscal year 2000 ended on June 3, 2000 for a reporting period of fifty-three weeks and fiscal year 1999 ended on May 29, 1999 for a reporting period of fifty-two weeks.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Cash and Cash Equivalents
    -------------------------

    The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $3,281,000 and $4,575,000 at June 2, 2001 and June 3, 2000, respectively.
    The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $1,123,000 and $1,960,000 at June 2, 2001 and June 3, 2000, respectively.

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

    Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,653,000, $2,610,000 and $2,595,000 in 2001, 2000 and 1999, respectively.

    Cost in Excess of Fair Value of Net Assets Acquired
    ---------------------------------------------------

    The cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over 40 years. Amortization of goodwill was $16,000 in 2001, 2000 and 1999, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Intangible Assets
    -----------------

    Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Amortization of intangible assets was $128,000, $177,000 and $218,000 in 2001, 2000 and 1999, respectively.

    On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note D).

    Revenue Recognition
    -------------------

    The Company recognizes revenues as products are shipped to customers.

    Advertising
    -----------

    All  costs   associated   with   advertising  are  expensed  when  incurred.
    Advertising expense, included in selling and administrative expenses, was $989,000, $1,103,000 and $1,074,000 in 2001, 2000 and 1999, respectively.

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

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Earnings Per Common Share
    -------------------------

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

    The following table sets forth the reconciliation of the weighted average number of common shares:

                                          2001        2000        1999
                                         ------      ------      ------

      Basic                            9,881,299   10,012,973   10,077,445
      Effect of dilutive securities
         (stock options)                 264,105      301,198      236,644
                                      ----------   ----------   ----------

      Diluted                         10,145,404   10,314,171   10,314,089
                                      ==========   ==========   ==========

    Excluded from the calculation of earnings per common share, are options to purchase 468,915, 507,557 and 323,301 shares of common stock at June 2, 2001, June 3, 2000 and May 29, 1999, respectively, as their inclusion would be anti- dilutive.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Effects of Recently Issued Accounting Pronouncements
    ----------------------------------------------------

    During the fourth quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. These standards require entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. These standards also specify new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. Since the Company does not use derivative instruments as defined by SFAS No. 133, the adoption of this pronouncement had no effect on the Company's results of operations or financial position.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company will continue to amortize goodwill and any intangibles with indefinite lives existing at June 2, 2001 under its current method until June 2, 2002, the first day of the SFAS No. 142 implementation year, or will discontinue amortization in the first quarter of fiscal 2002, if early adopted. Once adopted, annual and quarterly goodwill and affected intangible amortization will no longer be recognized. The adoption of these statements is not expected to have a material impact on the Company's results of operations or financial position.

    Reclassifications
    -----------------

    Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted in fiscal 2001, the Company has reclassified freight billed to customers from selling and administrative expenses to net sales, and has reclassified related freight costs from selling and administrative expenses to cost of goods sold. All prior periods have been restated to conform to this presentation. This change had no effect on the dollar amount of the Company's operating profit or net earnings.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE B - COMPREHENSIVE INCOME

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

     The components of comprehensive income, net of related tax, are as follows:

                                             2001       2000       1999
                                            -------    -------    -------
                                                     (in thousands)

     Net earnings                           $ 3,286    $ 5,965    $ 4,797
     Unrealized holding (loss) gain on
       debt and equity securities:
         Arising during the year, net of
           income tax (benefit) provision
           of $(560), $183 and $1,118 in
           2001, 2000 and 1999,              (2,215)       871       (151)
           respectively
         Reclassification adjustment for
           losses included in net
           earnings, net of income tax
           benefit of $217 in 2001              349
     Foreign currency translation
       adjustments:
         Arising during the year               (982)      (680)      (858)
         Reclassification adjustment for
           sale of investment in a
           foreign entity                       994
                                            -------    -------    -------

             Comprehensive income           $ 1,432    $ 6,156    $ 3,788
                                            =======    =======    =======

    The components of accumulated other comprehensive income (loss), net of related tax, are as follows:
                                                      June 2,    June 3,
                                                       2001       2000
                                                      -------    -------
                                                        (in thousands)

      Unrealized holding gain on debt and equity
        securities,  net of income tax liability of
        $43 and $387 at June 2, 2001 and June 3,
        2000, respectively                            $   198    $ 2,064
      Cumulative translation adjustments               (3,383)    (3,395)
                                                      -------    -------

          Accumulated other comprehensive income
            (loss)                                    $(3,185)   $(1,331)
                                                      =======    =======

                         E-Z-EM, Inc. and Subsidiaries

                  June 2, 2001, June 3, 2000 and May 29, 1999


NOTE C - SALE OF SUBSIDIARY AND RELATED ASSETS

    On July 27, 2000, AngioDynamics sold all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the first quarter of 2001. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will be manufacturing certain interventional radiology products sold by AngioDynamics.


NOTE D - ASSET IMPAIRMENT CHARGES

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's Diagnostic operating segment recorded an impairment charge during the first quarter of 2001 of $450,000 relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it now believes that the market for this technology is significantly less than previously projected. The impairment charge represents the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2001, the impairment charge is included in the consolidated statement of earnings under the caption "Selling and administrative".

    In accordance with SFAS No. 121, the Company recorded an impairment charge in the fourth quarter of 1999, with no associated tax benefit, of $896,000, relating to its investment in ITI Medical Technologies, Inc. ("ITI"), as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to ITI's inability to generate income from operations or raise additional capital. ITI is a California corporation, based in Livermore, California, which develops and manufactures MRI diagnostic and therapeutic medical devices. The Company's investment in ITI was accounted for by the equity method. Prior to the impairment charge, the Company's investment in ITI had been reduced by its proportionate share of losses in 1999 of approximately $225,000. For 1999, the impairment charge and the Company's proportionate share of losses are included in the consolidated statement of earnings under the caption "Write-down of investment in affiliate".

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE E - DEBT AND EQUITY SECURITIES

  Debt and equity securities at June 2, 2001 and June 3, 2000 consist of the following:

                                                                      Unrealized
                                                 Amortized    Fair      holding
                                                  cost        value      gain
                                                 -------     -------    -------
                                                       (in thousands)

At June 2, 2001
---------------
  Current
  -------
  Available-for-sale securities
    (carried on the balance sheet
    at fair value)
      Debt securities with maturities
        Due in 1 through 10 years                $ 2,645     $ 2,645
        Due after 10 years and through
          20 years                                 1,055       1,055
        Due after 20 years                        10,000      10,000
      Other                                           48          48
                                                 -------     -------

                                                 $13,748     $13,748
                                                 =======     =======
  Noncurrent
  ----------
  Available-for-sale securities
    (carried on the balance sheet
    at fair value)
      Equity securities                          $   604     $   845     $   241
      Other                                            1           1
                                                 -------     -------     -------

                                                 $   605     $   846     $   241
                                                 =======     =======     =======

At June 3, 2000
---------------
  Current
  -------
  Available-for-sale securities
    (carried on the balance sheet
    at fair value)
      Debt securities with maturities
        Due in 1 through 10 years                $    90     $    90
        Due after 10 years and through
          20 years                                 3,875       3,875
        Due after 20 years                         4,015       4,015
      Other                                           71          71
                                                 -------     -------

                                                 $ 8,051     $ 8,051
                                                 =======     =======
  Noncurrent
  ----------
  Available-for-sale securities
    (carried on the balance sheet
    at fair value)
      Equity securities                          $ 1,615     $ 4,066     $ 2,451
      Other                                            1           1
                                                 -------     -------     -------

                                                 $ 1,616     $ 4,067     $ 2,451
                                                 =======     =======     =======

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE E - DEBT AND EQUITY SECURITIES (continued)

    The Company recorded an impairment charge in the fourth quarter of 2001, with no associated tax benefit, of $566,000, relating to its investment in Cedara Software Corporation ("Cedara"), as it was determined that the decline in market value of Cedara, which is classified as a noncurrent "available for sale" equity security, was deemed to be other than temporary. For 2001, the impairment charge is included in the consolidated statement of earnings under the caption "Other, net".


NOTE F - INVENTORIES

  Inventories consist of the following:

                                                     June 2,          June 3,
                                                      2001             2000
                                                     ------           ------
                                                           (in thousands)

    Finished goods                                   $11,093            $13,246
    Work in process                                    1,826              2,813
    Raw materials                                      9,102             10,797
                                                     -------            -------

                                                     $22,021            $26,856
                                                     =======            =======


NOTE G - PROPERTY, PLANT AND EQUIPMENT, AT COST

    Property, plant and equipment are summarized as follows:

                                           Estimated
                                             useful         June 2,     June 3,
                                             lives           2001        2000
                                           ---------        ------      ------
                                                              (in thousands)

    Building and building
      improvements                      10 to 39 years       $12,064    $13,613
    Machinery and equipment              2 to 10 years        32,578     31,306
    Leasehold improvements               Term of lease         1,736      1,619
                                                              ------     ------

                                                              46,378     46,538
    Less accumulated depreciation
      and amortization                                        30,050     28,309
                                                              ------     ------

                                                              16,328     18,229
    Land                                                       3,422      3,492
                                                             -------    -------

                                                             $19,750    $21,721
                                                             =======    =======

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE H - INCOME TAXES

    Income  tax  expense   analyzed  by   category   and  by  income   statement
    classification is summarized as follows:

                                             2001       2000        1999
                                            -------    -------    -------
                                                     (in thousands)
      Current
        Federal                             $   952    $ 2,304    $ 1,592
        State and local                         123        199        204
        Foreign                                 545        806        813
                                            -------    -------    -------

          Subtotal                            1,620      3,309      2,609

      Deferred                               (1,269)       (40)      (735)
                                            -------    -------    -------

          Total                             $   351    $ 3,269    $ 1,874
                                            =======    =======    =======

    Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:
                                                              June 2,    June 3,
                                                               2001       2000
                                                              -------    -------
                                                                (in thousands)

Deferred tax assets
  Capital loss carryforward                                  $ 1,313
  Tax operating loss carryforwards                             1,297    $ 1,219
  Difference between book and tax basis in
    investment sold to Canadian subsidiary                                1,137
  Tax credit carryforwards                                       131        224
  Alternative minimum tax ("AMT") credit
    carryforward                                                   4          4
  Impairment of long-lived assets                              2,603      1,256
  Expenses incurred not currently deductible                   1,133      1,184
  Deferred compensation costs                                    693        663
  Inventories                                                    646        793
  Write-down of investment in affiliate                          496        496
  Other                                                          103         82
                                                             -------    -------

      Gross deferred tax asset                                 8,419      7,058
                                                             -------    -------

Deferred tax liabilities
  Excess tax over book depreciation                            1,108      1,061
  Unrealized investment gains                                               387
  Tax on unremitted profits of Puerto
    Rican subsidiary                                              72        124
  Other                                                           23         16
                                                             -------    -------

      Gross deferred tax liability                             1,203      1,588

Valuation allowance                                           (4,842)    (4,791)
                                                             -------    -------

      Net deferred tax asset                                 $ 2,374    $   679
                                                             =======    =======

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE H - INCOME TAXES (continued)

    In 1994, the Company sold to its Canadian subsidiary warrants to purchase 396,396 shares of stock in Cedara. This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset. In 2001, as a result of recording an impairment on the aforementioned asset (see Note E), the temporary difference was eliminated and a deferred tax asset, relating to the future tax benefit from the impairment loss, with a full valuation allowance was recorded.

    During the first quarter of 2001, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

    During the fourth quarter of 1999, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $832,000 that management believes is more likely than not to be realized through future taxable earnings from U.S. operations.

    If not utilized, the tax operating and capital loss carryforwards will expire in various amounts over the years 2002 through 2006. The tax credit carryforwards will expire in various amounts over the years 2002 through 2011.

    Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

    At June 2, 2001, undistributed earnings of certain foreign subsidiaries aggregated $14,840,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $742,000.

    Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                       June 2,          June 3,
                                                        2001             2000
                                                       ------           ------
                                                           (in thousands)

    Current - Other current assets                     $1,446            $1,446
    Current - Accrued income taxes                        (72)             (124)
    Noncurrent - Other assets                           1,559
    Noncurrent - Other noncurrent liabilities            (559)             (643)
                                                       ------            ------

      Net deferred tax asset                           $2,374            $  679
                                                       ======            ======

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE H - INCOME TAXES (continued)

     Earnings before income taxes for U.S. and international operations consist of the following:

                                     2001               2000               1999
                                    ------             ------             ------
                                                   (in thousands)

    U.S.                            $2,395             $7,789             $5,371
    International                    1,242              1,445              1,300
                                    ------             ------             ------

                                    $3,637             $9,234             $6,671
                                    ======             ======             ======


    The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings before income taxes for the following reasons:

                                             2001       2000       1999
                                            -------    -------    -------
                                                     (in thousands)

     Income tax provision                   $   351    $ 3,269    $ 1,874
     Effect of:
       State income taxes, net of Federal
         tax benefit                            (94)      (128)      (108)
       Research and development credit           52         22         27
       Earnings of the Puerto Rican
         subsidiary, net of Puerto Rico
         Corporate tax and Tollgate tax          85        223        242
       Earnings of the Foreign Sales
         Corporation                             11         22         22
       Tax-exempt portion of investment
         income                                 182        111         27
       Change in valuation allowance          1,089         94        770
       Losses of foreign entities
         generating no current tax
         benefit                               (353)      (445)      (553)
       Nondeductible expenses                  (254)      (187)      (148)
       Other                                    168        159        115
                                            -------    -------    -------

     Income tax provision at statutory
       tax rate of 34%                      $ 1,237    $ 3,140    $ 2,268
                                            =======    =======    =======

    The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

    The U.S. Federal income tax returns of the Company through May 31, 1997 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE I - DEBT

    Notes payable consist of the following:

                                                          June 2,     June 3,
                                                           2001        2000
                                                          ------      ------
                                                             (in thousands)

   Japanese bank
      2.875% note (1)                                       $854
      2.68% note (1)                                                    $1,080
                                                            ----        ------

                                                            $854        $1,080
                                                            ====        ======

  Long-term debt consists of the following:

                                                          June 2,     June 3,
                                                           2001        2000
                                                          ------      ------
                                                             (in thousands)

    Japanese bank loan, due November 2007,
      2.875% (1)                                            $233          $238
    Japanese bank loan, due November 2004,
      1.80% (1)                                              167           298
    Japanese bank loan, due December 2003,
      2.375% (1)                                             153
    Other                                                     11            20
                                                            ----          ----

                                                             564           556
    Less current maturities                                  156           103
                                                            ----          ----

                                                            $408          $453
                                                            ====          ====


     (1) Guaranteed by the Company and collateralized by property, plant and equipment having a net carrying value of $1,887,000 at June 2, 2001.

     (2) The Company's Canadian subsidiary has available $1,303,000 (Canadian $2,000,000) under this line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2001.

     The Company believes that the carrying amount of its debt approximates the fair value as the interest rates approximate current prevailing interest rates.

     During 2001, 2000 and 1999, the weighted average interest rates on short-term debt were 3.14%, 2.71% and 3.54%, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE J - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

    Accrued liabilities consist of the following:

                                                        June 2,        June 3,
                                                         2001           2000
                                                        ------         ------
                                                           (in thousands)

    Payroll and related expenses                        $3,922         $4,565
    Accrued sales rebates                                1,472          1,498
    Other                                                1,935          1,735
                                                        ------         ------

                                                        $7,329         $7,798
                                                        ======         ======

    Other noncurrent liabilities consist of the following:

                                                        June 2,          June 3,
                                                         2001             2000
                                                        ------           ------
                                                           (in thousands)

    Deferred compensation                               $1,873         $1,792
    Deferred taxes                                         559            643
    Other                                                  363            321
                                                        ------         ------

                                                        $2,795         $2,756
                                                        ======         ======



NOTE K - RETIREMENT PLANS

     E-Z-EM, Inc. and its domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2001, 2000 and 1999, profit-sharing contributions were $624,000, $589,000 and $581,000, respectively, and 401(k) matching contributions were $377,000, $355,000 and $359,000, respectively.

     E-Z-EM also  contributed  $36,000,  $34,000  and $36,000 in 2001,  2000 and
     1999, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

     E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2001, 2000 and 1999, contributions were $100,000, $85,000 and
     $71,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE L - COMMITMENTS AND CONTINGENCIES

    The Company is committed under non-cancellable operating leases for facilities, automobiles and equipment, including certain facility leases with related parties. During 2001, 2000 and 1999, aggregate rental costs under all operating leases were approximately $1,896,000, $1,713,000 and $1,743,000, respectively, of which approximately $209,000, $212,000 and $196,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 2, 2001, are summarized as follows:

                                                                        Related
                                                       Total             party
                                                      leases            leases
                                                      ------            -------
                                                          (in thousands)

                   2002                                $1,069              $189
                   2003                                   805               133
                   2004                                   697               102
                   2005                                   595
                   2006                                   616
                   Thereafter                           1,253
                                                       ------              ----

                                                       $5,035              $424
                                                       ======              ====

    The Company has employment contracts with two executive officers. One such contract expires November 30, 2001 and one contract is cancellable at any time, but provides for severance pay in the event such executive is terminated by the Company without cause, as defined in the contract. Aggregate minimum compensation commitments under these contracts at June 2, 2001, and relating to fiscal 2002, is $406.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE M - COMMON STOCK

     In 1983, the Company adopted a Stock Option Plan (the "1983 Plan"). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,617,974 shares of the Company's Common Stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1983 Plan terminates in December 2005.

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

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to account for stock-based compensation using the "intrinsic value" method under the guidelines of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as opposed to the "fair value" method contained in SFAS 123. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $5,000 in each of 2001, 2000 and 1999 was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE M - COMMON STOCK (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings and earnings per common share would be as follows:

                                             2001          2000         1999
                                            ------        ------       ------
                                           (in thousands, except per share data)

    Net earnings
      As reported                           $3,286        $5,965      $4,797
      Pro forma                              2,336         5,317       4,345

    Basic earnings per common share
      As reported                             $.33          $.60        $.48
      Pro forma                                .24           .53         .43

    Diluted earnings per common share
      As reported                             $.32          $.58        $.47
      Pro forma                                .23           .52         .42

     The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields of zero for all years; expected volatility ranging from 43.87% to 48.47% in 2001, from 44.59% to 48.65% in 2000 and from 41.32% to 48.90% in 1999; risk-free interest rates ranging from 5.10% to 6.06% in 2001, from 5.99% to 6.89% in 2000 and from 4.78% to 5.98% in 1999; and expected terms ranging from 5 to 9 1/2 years for all years.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE M - COMMON STOCK (continued)

     A summary of the status of the Company's stock option plans as of June 2, 2001, June 3, 2000 and May 29, 1999, and changes for the three years then ended, is presented below:


                                             2001                      2000                      1999
                                     --------------------      ---------------------     --------------------
                                                 Weighted                  Weighted                  Weighted
                                                 -Average                  -Average                  -Average
                                     Shares      Exercise      Shares      Exercise      Shares      Exercise
                                     (000)        Price        (000)        Price        (000)        Price
                                     ------      --------      ------      --------      ------      --------
    1983 Plan
    ---------
    Outstanding at
      beginning of year                1,289      $ 5.84          973      $ 4.99         1,002      $ 4.94
    Granted                               25      $ 5.10          472      $ 7.45            33      $ 5.83
    Exercised                             (9)     $ 4.50         (144)     $ 5.42           (56)     $ 4.22
    Forfeited                            (36)     $ 5.82          (12)     $ 4.75            (3)     $ 6.23
    Expired                                                                                  (3)     $10.68
                                       -----                    -----                     -----
    Outstanding at
      end of year                      1,269      $ 5.84        1,289      $ 5.84           973      $ 4.99
                                       =====                    =====                     =====

    Options exercisable
      at year-end                        906      $ 5.22          796      $ 4.89           940      $ 4.96

    Weighted-average
      fair value of
      options granted
      during the year                             $ 2.32                   $ 3.66                    $ 2.59

    1984 Plan
    ---------
    Outstanding at
      beginning of year                  281      $ 5.44          301      $ 5.54           304      $ 5.51
    Granted                                6      $ 5.20            6      $ 6.50             6      $ 5.00
    Exercised                                                     (12)     $ 3.75            (9)     $ 4.22
    Forfeited                                                      (2)     $ 8.58
    Expired                               (6)     $ 6.86          (12)     $ 9.55
                                         ---                      ---                       ---
    Outstanding at
      end of year                        281      $ 5.41          281      $ 5.44           301      $ 5.54
                                         ===                      ===                       ===

    Options exercisable
      at year-end                        269      $ 5.39          275      $ 5.42           289      $ 5.55

    Weighted-average
      fair value of
      options granted
      during the year                             $ 2.41                   $ 3.24                    $ 2.36

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE M - COMMON STOCK (continued)


                                           2001                      2000                        1999
                                   --------------------       --------------------      ---------------------
                                               Weighted                   Weighted                   Weighted
                                               -Average                   -Average                   -Average
                                   Shares      Exercise       Shares     Exercise       Shares      Exercise
                                   (000)        Price         (000)        Price         (000)        Price
                                   ------      --------       ------      --------       ------      --------
    1997 Plan
    ---------
    Outstanding at
      beginning of year             136.14     $40,000        129.15      $40,000         130.00        $40,000
    Granted                           1.65     $40,000          8.18      $40,000           1.93        $40,000
    Forfeited                        (5.12)    $40,000         (1.19)     $40,000          (2.78)       $40,000
                                    ------                    ------                      ------
    Outstanding at
      end of year                   132.67     $40,000        136.14      $40,000         129.15        $40,000
                                    ======                    ======                      ======

    Options exercisable
      at year-end                     None                      None                        None

    Weighted-average
      fair value of
      options granted
      during the year                          $25,315                    $26,427                       $26,480

    The following information applies to options outstanding and exercisable at June 2, 2001:

                                                Outstanding                                 Exercisable
                                     -----------------------------------------        -----------------------
                                                    Weighted-
                                      Number         Average        Weighted-         Number        Weighted-
                                       Out-         Remaining        Average          Exer-         Average
         Range of                    standing        Life in        Exercise          cisable       Exercise
      Exercise Prices                 (000)           Years           Price            (000)          Price
      ---------------                --------       ---------       ---------         -------       ---------
       1983 Plan
       ---------
     $3.66 to $5.39                    706             3.20          $4.43              681           $4.41
     $5.63 to $6.00                    186             7.99          $5.66               73           $5.69
    $8.50 to $10.13                    377             7.99          $8.56              152           $8.65
                                     -----                                              ---

                                     1,269                                              906
                                     =====                                              ===

       1984 Plan
       ---------
     $3.66 to $5.49                    205             3.72          $4.23              199           $4.19
     $5.88 to $8.58                     58             5.01          $7.83               52           $7.98
    $9.58 to $12.49                     18             5.12         $10.99               18          $10.99
                                       ---                                              ---

                                       281                                              269
                                       ===                                              ===

    On June 2, 2001, there remained 542,933, 115,355 and 3.69 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

    Options granted prior to the Company's recapitalization on October 26, 1992 are exercisable one-half in Class A Common Stock and one-half in Class B Common Stock. Options granted after the recapitalization are exercisable in Class B Common Stock.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE M - COMMON STOCK (continued)

     In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's Class B Common Stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Class B Stock may be purchased under the Employee Plan which terminates on September 30, 2002. During 2001, employees purchased 941 shares, at $5.31 per share. Total proceeds received by the Company approximated $5,000.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of June 2, 2001, the Company had repurchased 41,860 shares of Class A Common Stock and 395,251 shares of Class B Common Stock for approximately $3,057,000.


NOTE N - RELATED PARTIES

     During 1998, the Company entered into split dollar life insurance arrangements with a key executive (including his spouse) and a principal shareholder (the "insureds"). On an annual basis, the Company makes advances of approximately $100,000 per insured toward the cost of such life insurance policies. Through August 2000, such advances were interest bearing and payable to the Company annually by the insureds. In August 2000, the arrangements were modified, to conform to the Company's other split dollar life insurance arrangements, making future advances non-interest bearing. Under collateral assignment agreements, the proceeds from the policies will first be used to repay all advances made by the Company. If the policies are terminated prior to the death of the insured, the Company will be entitled to the cash surrender value of the policies at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the insureds. At June 2, 2001 and June 3, 2000, the cash surrender value of such policies aggregated $741,000 and $474,000, respectively. At June 2, 2001 and June 3, 2000, advances of $800,000 and $600,000, respectively, are recorded in the consolidated balance sheets under the caption "Other Assets".

     The Company had an unsecured, two-year interest bearing note receivable from an executive officer in the principal amount of $320,000. Approximately $297,000 of this note receivable was satisfied in October 1999, while the remaining portion was satisfied during June 2000.

     Several directors provided consulting services to the Company during 2001, 2000 and 1999. Fees for such services, including fees relating to attendance at directors' meetings, were approximately $314,000, $446,000 and $258,000 during 2001, 2000 and 1999, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF CREDIT RISK

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments.

     The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
     Diagnostic products and AngioDynamics products. Diagnostic products encompass both contrast systems, consisting of barium sulfate formulations and related medical devices used in X-ray, CT-scanning, ultrasound and MRI imaging examinations, and non-contrast systems, including the electromechanical injector line, radiological medical devices, custom contract pharmaceuticals, gastrointestinal cleansing laxatives, and immunoassay tests. AngioDynamics products include angiographic, image-guided vascular access, thrombolytic, angioplasty, stents, and drainage medical devices used in the interventional radiology marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

     In 2001, there were two customers to whom sales of Diagnostic products represented 17% and 12% of total sales, respectively. In 2000, there were two customers to whom sales of Diagnostic products represented 18% and 12% of total sales, respectively. In 1999, there was one customer to whom sales of Diagnostic products represented 17% of total sales. Approximately 19% and 14% of accounts receivable pertained to these customers at June 2, 2001 and approximately 21% and 14% of accounts receivable pertained to these customers at June 3, 2000.

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


    NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
             CREDIT RISK (continued)

    Operating Segments                     2001         2000         1999
    ------------------                     ------      ------       ------
                                                     (in thousands)

   Net sales to external customers
     Diagnostic products (1)
       Contrast systems                  $  61,438    $  65,981    $  61,446
       Non-contrast systems                 29,172       27,181       26,640
                                         ---------    ---------    ---------

       Total Diagnostic products            90,610       93,162       88,086
     AngioDynamics products                 22,676       20,706       20,968
                                         ---------    ---------    ---------

   Total net sales to external
     customers                           $ 113,286    $ 113,868    $ 109,054
                                         =========    =========    =========

   Intersegment net sales
     Diagnostic products                 $       1    $       2    $      36
     AngioDynamics products                    714        1,063          503
                                         ---------    ---------    ---------

   Total intersegment net sales          $     715    $   1,065    $     539
                                         =========    =========    =========

   Interest income
     Diagnostic products                 $   1,787    $   1,708    $   1,475
     AngioDynamics products                     70           12           16
     Eliminations                             (952)      (1,004)        (986)
                                         ---------    ---------    ---------

   Total interest income                 $     905    $     716    $     505
                                         =========    =========    =========

   Interest expense
     Diagnostic products                 $     290    $     252    $     263
     AngioDynamics products                    952        1,005          986
     Eliminations                             (952)      (1,004)        (986)
                                         ---------    ---------    ---------

   Total interest expense                $     290    $     253    $     263
                                         =========    =========    =========

   Depreciation and amortization
     Diagnostic products                 $   2,231    $   2,124    $   2,125
     AngioDynamics products                    566          679          704
                                         ---------    ---------    ---------

   Total depreciation and amortization   $   2,797    $   2,803    $   2,829
                                         =========    =========    =========

   Equity in losses of affiliate
     Diagnostic products                 $    --      $    --      $     225
                                         ---------    ---------    ---------

   Total equity in losses of affiliate   $    --      $    --      $     225
                                         =========    =========    =========

   Income tax provision (benefit)
     Diagnostic products                 $   1,864    $   3,566    $   2,419
     AngioDynamics products                 (1,513)        (297)        (545)
                                         ---------    ---------    ---------

   Total income tax provision            $     351    $   3,269    $   1,874
                                         =========    =========    =========

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

    Operating Segments (continued)         2001          2000         1999
    ------------------------------        ------        ------       ------
                                                     (in thousands)

   Operating profit (loss)
     Diagnostic products                 $   3,865    $   9,285    $   8,237
     AngioDynamics products                   (290)        (739)        (990)
     Eliminations                              (50)          53           (5)
                                         ---------    ---------    ---------

   Total operating profit                $   3,525    $   8,599    $   7,242
                                         =========    =========    =========

   Net earnings (loss)
     Diagnostic products                 $   2,993    $   7,328    $   5,960
     AngioDynamics products                    343       (1,416)      (1,158)
     Eliminations                              (50)          53           (5)
                                         ---------    ---------    ---------

   Total net earnings                    $   3,286    $   5,965    $   4,797
                                         =========    =========    =========

   Other significant non-cash items
     Diagnostic products
       Impairment of long-lived assets   $   1,016    $    --      $    --
       Impairment of investment in
         affiliate                            --           --            896
     AngioDynamics products
       Loss on sale of subsidiary and
         related assets                        872         --           --
                                         ---------    ---------    ---------

   Total other significant non-cash
     items                               $   1,888    $    --      $     896
                                         =========    =========    =========

   Assets
     Diagnostic products                 $ 108,463    $ 111,046    $ 107,027
     AngioDynamics products                 16,782       17,573       17,922
     Eliminations                          (27,790)     (29,534)     (28,890)
                                         ---------    ---------    ---------

   Total assets                          $  97,455    $  99,085    $  96,059
                                         =========    =========    =========

   Capital expenditures
     Diagnostic products                 $   2,277    $   2,813    $   1,831
     AngioDynamics products                    466          393          376
                                         ---------    ---------    ---------

   Total capital expenditures            $   2,743    $   3,206    $   2,207
                                         =========    =========    =========

(1) Net sales have been retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE O - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF CREDIT RISK (continued)

    Geographic Areas
    ----------------

       The following geographic area data includes net sales generated by and long- lived assets employed in operations located in each area:

                                       2001          2000         1999
                                      ------        ------       ------
                                               (in thousands)

       Net sales (1)
         U.S. operations             $  96,284    $  95,877    $  90,763
         International operations:
           Canada                       24,195       23,825       23,022
           Other                         9,907       12,712       12,251
         Eliminations                  (17,100)     (18,546)     (16,982)
                                     ---------    ---------    ---------

       Total net sales               $ 113,286    $ 113,868    $ 109,054
                                     =========    =========    =========

       Long-lived assets
         U.S. operations             $  12,580    $  13,727    $  14,154
         International operations:
           Canada                        6,627        6,526        5,672
           Other                         2,248        4,026        4,251
                                     ---------    ---------    ---------

       Total long-lived assets       $  21,455    $  24,279    $  24,077
                                     =========    =========    =========

    (1)  Net  sales   have  been   retroactively   restated   to   reflect   the
         reclassifications of freight billed to customers and related freight costs described in Note A.


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly results of operations during 2001 and 2000 were as follows:

                                                  2001
                                   -------------------------------------
                                    First    Second     Third    Fourth
                                   quarter   quarter   quarter   quarter
                                   -------   -------   -------   -------
                                    (in thousands, except per share data)

       Net sales (1)               $27,733   $26,658   $27,809   $31,086
       Gross profit (1)             11,469    11,314    10,095    12,814
       Net earnings                  1,842       861       106       477
       Earnings per common share
         Basic (2)                     .19       .09       .01       .05
         Diluted                       .18       .08       .01       .05

                          E-Z-EM, Inc. and Subsidiaries

                   June 2, 2001, June 3, 2000 and May 29, 1999


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                   2000
                                   -------------------------------------
                                     First     Second    Third   Fourth
                                    quarter   quarter   quarter  quarter
                                    -------   -------   -------  -------
                                   (in thousands, except per share data)

       Net sales (1)               $27,619   $28,394   $26,209   $31,646
       Gross profit (1)             11,503    12,543    10,482    13,277
       Net earnings                  1,798     1,817       516     1,834
       Earnings per common share
         Basic (2)                     .18       .18       .05       .18
         Diluted (2)                   .18       .18       .05       .18

    (1) Net sales and gross profit have been retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

    (2) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


    Column A                        Column B                  Column C                  Column D        Column E
    --------                        --------                  --------                  --------        --------
                                                             Additions
                                                     ---------------------------
                                                        (1)               (2)
                                     Balance                           Charged to                            Balance
                                       at            Charged to          other                               at end
                                    beginning        costs and         accounts-         Deductions-          of
   Description                      of period         expenses          describe           describe          period
   -----------                      ---------        ----------        ----------        -----------         -------
Fifty-two weeks
  ended May 29, 1999

Allowance for
  doubtful accounts....              $1,148             $250                               $370 (a)          $1,028
                                      =====              ===                                ===               =====

Fifty-three weeks
  ended June 3, 2000

Allowance for
  doubtful accounts....              $1,028             $ 37                               $212 (a)          $  853
                                      =====              ===                                ===               =====

Fifty-two weeks
  ended June 2, 2001

Allowance for
  doubtful accounts....              $  853             $ 88                               $280 (a)          $  661
                                      =====              ===                                ===               =====

(a) Amounts written off as uncollectible.

                                                                      Exhibit 21


Subsidiaries of the Registrant
------------------------------

     The Registrant, E-Z-EM, Inc., is a Delaware corporation. The subsidiaries of the Registrant included in the consolidated financial statements are as follows:

                                                                  Incorporated
                                                                  ------------

        AngioDynamics, Inc.                                          Delaware

        E-Z-EM Belgium B.V.B.A.                                      Belgium

        E-Z-EM Canada Inc.                                            Canada

        E-Z-EM Caribe, Inc.                                          Delaware

        E-Z-EM International, Inc.                                   Barbados

        E-Z-EM Ltd.                                                  England

        E-Z-EM Nederland B.V.                                        Holland

        Enteric Products, Inc.                                       Delaware

        Leocor, Inc.                                                 Delaware

        Toho Kagaku Kenkyusho Co., Ltd.                               Japan

        All subsidiaries of the Registrant are wholly-owned.

                                                                      Exhibit 23


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statements No. 2-9458, No. 33-00184, No. 33-43168, No. 33-85010, No. 333-11325 and No. 333-46600
of E-Z-EM, Inc. on Form S-8 of our report dated July 27, 2001, appearing in the Annual Report on Form 10-K of E-Z-EM, Inc. and Subsidiaries for the fifty-two weeks ended June 2, 2001.




GRANT THORNTON LLP

Melville, New York
August 27, 2001

                                                                      Exhibit 99


AUDITORS' REPORT

To the shareholder of
E-Z-EM Canada Inc.

We have audited the consolidated balance sheets of E-Z-EM CANADA INC. as of May 31, 2001 and 2000 and the consolidated statements of income, retained earnings and cash flows for the years ended May 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as of May 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended May 31, 2001, 2000 and 1999 in accordance with generally accepted accounting principles.


Jacques Davis Lefaivre
Chartered Accountants

Montreal, July 6, 2001