Form 10-Q
period 2001-09-01
EZ EM INC
filed 2001-10-16
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 1, 2001
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission file number 1-11479
                                                -------


                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                           11-1999504
        ---------------------------------         -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


               717 Main Street, Westbury, New York      11590
              -------------------------------------    --------
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

                                    Yes    X    No
                                        ------    -----

As of October 9, 2001, there were 4,004,520 shares of the issuer's Class A Common Stock outstanding and 5,839,280 shares of the issuer's Class B Common Stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part 1:  Financial Information                                        Page
-------  ---------------------                                        ----


    Item 1.  Financial Statements


       Consolidated Balance Sheets - September 1, 2001 and
          June 2, 2001                                                3 - 4


       Consolidated Statements of Operations - thirteen weeks
          ended September 1, 2001 and September 2, 2000                 5


       Consolidated Statement of Stockholders' Equity and
          Comprehensive Loss - thirteen weeks ended
          September 1, 2001                                             6


       Consolidated Statements of Cash Flows - thirteen weeks
          ended September 1, 2001 and September 2, 2000               7 - 8


       Notes to Consolidated Financial Statements                     9 - 14


    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               15 - 18


    Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                       18 - 19


Part II:  Other Information
--------  -----------------


    Item 6.  Exhibits and Reports on Form 8-K                            20

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    September 1,    June 2,
              ASSETS                                    2001         2001
                                                       ------       ------
                                                    (unaudited)    (audited)

CURRENT ASSETS
    Cash and cash equivalents                        $ 6,770        $ 4,391
    Debt and equity securities                        13,861         13,748
    Accounts receivable, principally
       trade, net                                     20,312         23,371
    Inventories                                       23,195         22,021
    Other current assets                               4,385          5,901
                                                     -------        -------

          Total current assets                        68,523         69,432

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                      19,784         19,750

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED, less accumulated amortization              372            376

INTANGIBLE ASSETS, less accumulated
    amortization                                       1,298          1,329

DEBT AND EQUITY SECURITIES                               303            846

INVESTMENT AT COST                                       600

OTHER ASSETS                                           5,969          5,722
                                                     -------        -------

                                                     $96,849        $97,455
                                                     =======        =======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                      September 1,     June 2,
    LIABILITIES AND STOCKHOLDERS' EQUITY                 2001           2001
                                                        ------         ------
                                                      (unaudited)     (audited)

CURRENT LIABILITIES
    Notes payable                                     $    825      $    854
    Current maturities of long-term debt                   191           156
    Accounts payable                                     5,367         4,798
    Accrued liabilities                                  6,653         7,329
    Accrued income taxes                                   138           111
                                                      --------      --------

          Total current liabilities                     13,174        13,248

LONG-TERM DEBT, less current maturities                    477           408

OTHER NONCURRENT LIABILITIES                             2,841         2,795
                                                      --------      --------

          Total liabilities                             16,492        16,451
                                                      --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
      share - authorized, 1,000,000 shares;
      issued, none
    Common stock
      Class  A  (voting),  par  value  $.10 per
        share - authorized, 6,000,000 shares;
        issued and outstanding 4,008,398 shares
        at September 1, 2001 and 4,011,396
        shares at June 2, 2001 (excluding 44,858
        and 41,860 shares held in treasury at
        September 1, 2001 and June 2, 2001,
        respectively)                                      401           401
      Class B (non-voting), par value $.10 per
        share - authorized, 10,000,000 shares;
        issued and outstanding 5,841,330 shares
        at September 1, 2001 and 5,843,426
        shares at June 2, 2001 (excluding
        397,347 and 395,251 shares held in
        treasury at September 1, 2001 and June
        2, 2001, respectively)                             584           584
    Additional paid-in capital                          20,041        20,066
    Retained earnings                                   63,026        63,138
    Accumulated other comprehensive income (loss)       (3,695)       (3,185)
                                                      --------      --------

          Total stockholders' equity                    80,357        81,004
                                                      --------      --------

                                                      $ 96,849      $ 97,455
                                                      ========      ========


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                      Thirteen weeks ended
                                                    -------------------------
                                                 September 1,    September 2,
                                                     2001            2000
                                                    ------          ------


Net sales                                         $ 27,641         $ 27,733

Cost of goods sold                                  16,971           16,264
                                                  --------         --------

      Gross profit                                  10,670           11,469
                                                  --------         --------

Operating expenses
  Selling and administrative                         9,465            8,696
  Loss on sale of subsidiary and
    related assets                                                      872
  Research and development                           1,481            1,272
                                                  --------         --------

    Total operating expenses                        10,946           10,840
                                                  --------         --------

      Operating profit (loss)                         (276)             629

Other income (expense)
  Interest income                                      152              226
  Interest expense                                     (70)             (71)
  Other, net                                           120               18
                                                  --------         --------

      Earnings (loss) before income taxes              (74)             802

Income tax provision (benefit)                          38           (1,040)
                                                  --------         --------

      NET EARNINGS (LOSS)                         $   (112)        $  1,842
                                                  ========         ========

Earnings (loss) per common share
  Basic                                           $   (.01)        $    .19
                                                  ========         ========

  Diluted                                         $   (.01)        $    .18
                                                  ========         ========

Weighted average common shares
  Basic                                              9,853            9,915
                                                  ========         ========

  Diluted                                            9,853           10,245
                                                  ========         ========




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                     Thirteen weeks ended September 1, 2001
                                   (unaudited)
                        (in thousands, except share data)

                                     Class A               Class B                              Accumulated
                                   common stock         common stock     Additional                other               Compre-
                                 ----------------     -----------------   paid-in    Retained  comprehensive           hensive
                                  Shares   Amount      Shares    Amount   capital    earnings  income (loss)   Total    loss
                                 --------  ------     ---------  ------   ---------  --------  -------------  -------  -------
Balance at June 2, 2001          4,011,396   $  401   5,843,426   $  584   $ 20,066    $63,138   $ (3,185)   $ 81,004

Compensation related to
  stock option plans                                                              2                                 2
Purchase of treasury stock          (2,998)              (2,096)                (27)                              (27)
Net loss                                                                                  (112)                  (112)   $(112)
Unrealized holding loss on debt
  and equity securities                                                                              (445)       (445)    (445)
Foreign currency translation
  adjustments                                                                                         (65)        (65)     (65)
                                 ---------   ------   ---------   ------   --------    -------   --------    --------    -----

Comprehensive loss                                                                                                       $(622)
                                                                                                                         =====
Balance at September 1, 2001     4,008,398   $  401   5,841,330   $  584   $ 20,041    $63,026   $ (3,695)   $ 80,357
                                 =========   ======   =========   ======   ========    =======   ========    ========


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                      Thirteen weeks ended
                                                    ------------------------
                                                    September 1,   September 2,
                                                        2001           2000
                                                       ------         ------


Cash flows from operating activities:
  Net earnings (loss)                              $   (112)         $  1,842
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities
      Depreciation and amortization                     707               704
      Impairment of long-lived assets                                     450
      Provision for (reduction in) doubtful
        accounts                                        (28)               33
      Loss on sale of subsidiary and
        related assets                                                    872
      Deferred income tax provision (benefit)             2            (1,731)
      Other non-cash items                                2                 1
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                         3,087             1,076
          Inventories                                (1,174)              210
          Other current assets                        1,516              (267)
          Other assets                                 (152)              (81)
          Accounts payable                              569              (264)
          Accrued liabilities                          (676)             (979)
          Accrued income taxes                           25               256
          Other noncurrent liabilities                   50                48
                                                   --------          --------

            Net cash provided by operating
              activities                              3,816             2,170
                                                   --------          --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                     (762)             (851)
  Proceeds from sale of subsidiary and
    related assets                                                      3,250
  Investment at cost                                   (600)
  Available-for-sale securities
    Purchases                                       (26,240)          (24,273)
    Proceeds from sale                               26,127            17,960
                                                   --------          --------

      Net cash used in investing activities          (1,475)           (3,914)
                                                   --------          --------

Cash flows from financing activities:
  Proceeds from issuance of debt                        147
  Repayments of debt                                    (75)              (61)
  Proceeds from exercise of stock options,
    including related income tax benefits                                  16
  Purchase of treasury stock                            (27)             (147)
                                                   --------          --------

      Net cash provided by (used in)
        financing activities                             45              (192)
                                                   --------          --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)



                                                      Thirteen weeks ended
                                                    ------------------------
                                                    September 1,   September 2,
                                                        2001           2000
                                                       ------         ------

Effect of exchange rate changes on
  cash and cash equivalents                          $    (7)       $   (27)
                                                     -------        -------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               2,379         (1,963)

Cash and cash equivalents
  Beginning of period                                  4,391          5,583
                                                     -------        -------

  End of period                                      $ 6,770        $ 3,620
                                                     =======        =======

Supplemental disclosures of cash
  flow information:
    Cash paid (refunded) during the period for:
      Interest                                       $    22        $    21
                                                     =======        =======

      Income taxes paid (refunded) (net of $815
        in refunds in 2001)                          $  (591)       $   511
                                                     =======        =======




The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of September 1, 2001, the consolidated statement of stockholders' equity and comprehensive loss for the period ended September 1, 2001, and the consolidated statements of operations and cash flows for the periods ended September 1, 2001 and September 2, 2000, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2001 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at September 1, 2001 (and for all periods presented) have been made.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2001 Annual Report on Form 10-K filed by the Company on August 30, 2001. The results of operations for the periods ended September 1, 2001 and September 2, 2000 are not necessarily indicative of the operating results for the respective full years.

    The consolidated  financial  statements include the accounts of E-Z-EM, Inc.
    and  all  100%-owned   subsidiaries   (the   "Company").   All   significant
    intercompany balances and transactions have been eliminated.


NOTE B - EARNINGS PER COMMON SHARE

    Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen weeks ended September 1, 2001, as their effects were anti-dilutive.

    The following table sets forth the reconciliation of the weighted average number of common shares:

                                                      Thirteen weeks ended
                                                    ------------------------
                                                    September 1, September 2,
                                                      2001          2000
                                                      ------       ------
                                                         (in thousands)

        Basic                                          9,853        9,915
        Effect of dilutive securities
          (stock options)                                             330
                                                      ------       ------

        Diluted                                        9,853       10,245
                                                      ======       ======

                          E-Z-EM, Inc. and Subsidiaries

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

    Excluded from the calculation of earnings per common share, are options to purchase 1,071,777 and 462,915 shares of common stock at September 1, 2001 and September 2, 2000, respectively, as their inclusion would be anti-dilutive.


NOTE C - RECLASSIFICATIONS

    Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted in the fourth quarter of fiscal 2001, the Company has reclassified freight billed to customers from selling and administrative expenses to net sales, and has reclassified related freight costs from selling and administrative expenses to cost of goods sold. Prior period amounts have been restated to conform to this presentation. This change had no effect on the dollar amount of the Company's operating profit or net earnings.


NOTE D - ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

    As of June 3, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at June 3, 2001. Therefore, no impairment loss was recorded during the thirteen weeks ended September 1, 2001. Net earnings for the thirteen weeks ended September 2, 2000 would have changed by approximately $3,000, net of tax, if the recorded goodwill amortization was added back. Basic and diluted earnings per share in such period would have been unchanged. Annual amortization of intangibles will approximate $122,000 for each of the next five years.

                          E-Z-EM, Inc. and Subsidiaries

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE E - COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of related tax, are as follows:

                                                        Thirteen weeks ended
                                                      ------------------------
                                                      September 1,  September 2,
                                                         2001          2000
                                                        ------        ------
                                                            (in thousands)

        Net earnings (loss)                              $  (112)     $ 1,842
        Unrealized holding loss on debt
          and equity securities                             (445)      (1,238)
        Foreign currency translation
          adjustments:
            Arising during the period                        (65)         (80)
            Reclassification adjustment for sale
              of investment in a foreign entity                           994
                                                         -------      -------

                Comprehensive income (loss)              $  (622)     $ 1,518
                                                         =======      =======

    The components of accumulated other comprehensive income (loss), net of related tax, are as follows:
                                                         September 1,   June 2,
                                                            2001         2001
                                                            ------      ------
                                                              (in thousands)

        Unrealized holding gain (loss) on debt
          and equity securities                            $  (247)     $   198
        Cumulative translation adjustments                  (3,448)      (3,383)
                                                           -------      -------

            Accumulated other comprehensive income
              (loss)                                       $(3,695)     $(3,185)
                                                           =======      =======


NOTE F - INVESTMENT AT COST

    In  August  2001,  the  Company  acquired  240,000  shares  of the  Series B
    Convertible Preferred Stock, or approximately 5%, of PointDx, Inc. ("PointDx") for $600,000. PointDx, a Delaware corporation based in Winston-Salem, North Carolina, is an emerging medical technology company focused on the development of virtual colonoscopy software and structured reporting solutions for radiology. Virtual colonoscopy is an innovative technology which visualizes the colon using advanced CT imaging and 3-D computer reconstruction of that image data. The Company also acquired a three-year warrant to purchase an additional 120,000 shares of the Series B Convertible Preferred Stock at $2.50 per share, and the right to designate one nominee for the PointDx board of directors. The Company's investment in PointDx is accounted for by the cost method.

                          E-Z-EM, Inc. and Subsidiaries

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE G - SALE OF SUBSIDIARY AND RELATED ASSETS

    On July 27, 2000, AngioDynamics, Inc. sold all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the thirteen weeks ended September 2, 2000. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer will be manufacturing certain interventional radiology products sold by AngioDynamics.


NOTE H - ASSET IMPAIRMENT CHARGE

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's Diagnostic operating segment recorded an impairment charge during the thirteen weeks ended September 2, 2000 of $450,000 relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it believed that the market for this technology was significantly less than previously projected. The impairment charge represented the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. For the thirteen weeks ended September 2, 2000, the impairment charge is included in the consolidated statement of operations under the caption "Selling and administrative".


NOTE I - INVENTORIES

    Inventories consist of the following:

                                                    September 1,   June 2,
                                                      2001          2001
                                                     ------         ------
                                                         (in thousands)

      Finished goods                                 $11,008      $11,093
      Work in process                                  1,986        1,826
      Raw materials                                   10,201        9,102
                                                     -------      -------

                                                     $23,195      $22,021
                                                     =======      =======

                          E-Z-EM, Inc. and Subsidiaries

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE J - INCOME TAXES

    During the thirteen weeks ended September 2, 2000, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.


NOTE K - COMMON STOCK

    Under the 1983 and 1984 Stock Option Plans, options for 8,497 shares were forfeited at prices ranging from $5.39 to $8.58 per share, options for 1,194 shares expired at $9.58 per share, and no options were granted or exercised during the thirteen weeks ended September 1, 2001. Under the 1997
    AngioDynamics Stock Option Plan, options for 3.18 shares were granted at $40,000 per share, options for .06 shares were forfeited at $40,000 per share, and no options were exercised or expired during the thirteen weeks ended September 1, 2001.

    In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of September 1, 2001, the Company had repurchased 44,858 shares of Class A Common Stock and 397,347 shares of Class B Common Stock for approximately $3,084,000.


NOTE L - OPERATING SEGMENTS

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

                          E-Z-EM, Inc. and Subsidiaries

                     September 1, 2001 and September 2, 2000
                                   (unaudited)


NOTE L - OPERATING SEGMENTS (continued)

    The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                      Thirteen weeks ended
                                                    ------------------------
                                                    September 1,  September 2,
                                                       2001           2000
                                                      ------         ------
                                                         (in thousands)

     Net sales to external customers
       Diagnostic products
         Contrast systems                             $ 14,847       $ 15,804
         Non-contrast systems                            6,220          6,116
                                                      --------       --------

         Total Diagnostic products                      21,067         21,920
       AngioDynamics products                            6,574          5,813
                                                      --------       --------

     Total net sales to external customers            $ 27,641       $ 27,733
                                                      ========       ========

     Intersegment net sales
       Diagnostic products                            $   --         $   --
       AngioDynamics products                              169            190
                                                      --------       --------

     Total intersegment net sales                     $    169       $    190
                                                      ========       ========

     Operating profit (loss)
       Diagnostic products                            $   (478)      $  1,227
       AngioDynamics products                              205           (550)
       Eliminations                                         (3)           (48)
                                                      --------       --------

     Total operating profit (loss)                    $   (276)      $    629
                                                      ========       ========

     Net earnings (loss)
       Diagnostic products                            $    (82)      $  1,184
       AngioDynamics products                              (27)           706
       Eliminations                                         (3)           (48)
                                                      --------       --------

     Total net earnings (loss)                        $   (112)      $  1,842
                                                      ========       ========

                                                    September 1,      June 2,
                                                       2001            2001
                                                      ------          ------
                                                         (in thousands)

     Assets
       Diagnostic products                            $107,488       $108,463
       AngioDynamics products                           17,310         16,782
       Eliminations                                    (27,949)       (27,790)
                                                      --------       --------

     Total assets                                     $ 96,849       $ 97,455
                                                      ========       ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended September 1, 2001 and September 2, 2000
------------------------------------------------------

     The Company's quarters ended September 1, 2001 and September 2, 2000 both represent thirteen weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

     The Company operates in two industry segments: Diagnostic products and AngioDynamics products. The Diagnostic products operating segment includes both contrast systems and non-contrast systems. The AngioDynamics products operating segment includes angiographic, image-guided vascular access, thrombolytic, angioplasty, stents, and drainage medical devices used in the interventional radiology marketplace.


                                Diagnostic   AngioDynamics   Eliminations    Total
                                ----------   -------------   ------------    -----
                                                     (in thousands)
Quarter ended September 1, 2001
-------------------------------
   Unaffiliated customer sales     $ 21,067      $  6,574         --        $ 27,641
   Intersegment sales                  --             169        ($169)         --
   Gross profit (loss)                7,492         3,181           (3)       10,670
   Operating profit (loss)             (478)          205           (3)         (276)

Quarter ended September 2, 2000
-------------------------------

   Unaffiliated customer sales      $21,920       $ 5,813         --         $27,733
   Intersegment sales                  --             190        ($190)         --
   Gross profit (loss)                8,708         2,809          (48)       11,469
   Operating profit (loss)            1,227          (550)         (48)          629

    Diagnostic Products
    -------------------

     Diagnostic segment operating results for the current quarter declined by $1,705,000 due to decreased sales and gross profit and increased operating expenses. Net sales decreased 4%, or $853,000, due to a decline in sales of contrast systems domestically of $405,000 and internationally of $552,000, partially offset by increased sales of non-contrast systems of $104,000. The decline in domestic sales of contrast systems resulted from lower demand. The decline in international sales of contrast systems was due, in large part, to the strength of the U.S. dollar, which lessened the demand for export sales and adversely affected the translation of European, Japanese and Canadian sales to U.S. dollars for financial reporting purposes. Price increases had no effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales declined to 36% for the current quarter, from 40% for the comparable quarter of the prior year due primarily to decreased production throughput at the Company's Westbury facility. Increased operating expenses of $489,000 can be attributed, in large part, to the establishment of a dedicated domestic sales force for the Company's electromechanical injector line and increased administrative and research and development expenses. Last year's first quarter included an asset impairment charge of $450,000 for acquired patent rights to an oral magnetic resonance imaging contrast agent.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results improved by $755,000 in the current quarter as a result of the Company recognizing a loss on sale of AngioDynamics Ltd. and related assets of $872,000 in the comparable period of last year.
Excluding the effect of the loss on sale, AngioDynamics segment operating results declined by $117,000 due to increased operating expenses, partially offset by increased sales and improved gross profit. Net sales increased 13%, or $761,000, due primarily to increased sales of image-guided vascular access products, stents and angioplasty products in the domestic marketplace, partially offset by a decline in international sales resulting, in part, from the Company's exit from the cardiovascular market in the first quarter of the prior year. Gross profit expressed as a percentage of net sales improved slightly for the current quarter as compared to the comparable quarter of the prior year due primarily to reduced manufacturing overhead costs resulting from the sale of the Irish facility in the first quarter of the prior year. Excluding the aforementioned loss on sale, operating expenses increased $489,000 due, in large part, to an expansion of the domestic sales force.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended September 1, 2001, the Company reported a net loss of $112,000, or ($.01) per common share on both a basic and diluted basis, as compared to net earnings of $1,842,000, or $.19 and $.18 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current quarter were adversely affected by decreased sales and gross profit and increased operating expenses in the Diagnostic segment. For the comparable quarter of the prior year, several factors combined to have a favorable effect on net earnings of $418,000, or $.04 per basic share. Last year's results included the Company's reversal of a portion of its valuation allowance against certain domestic income tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. Partially offsetting this was the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000.

     Net sales for the quarter ended September 1, 2001 decreased $92,000, as compared to the quarter ended September 2, 2000. Decreased sales of contrast systems of $957,000 were virtually offset by increased sales of AngioDynamics products of $761,000 and non-contrast systems of $104,000. The decline in sales of contrast systems was experienced both domestically and internationally. The domestic sales decline resulted from lower demand. The international sales decline was due, in large part, to the strength of the U.S. dollar, which lessened the demand for export sales and adversely affected the translation of European, Japanese and Canadian sales to U.S. dollars for financial reporting purposes. The increase in sales of AngioDynamics products resulted from increased sales of image-guided vascular access products, stents and angioplasty products in the domestic marketplace. Price increases had no effect on net sales for the current quarter.

     Net sales in international markets, including direct exports from the U.S., decreased 13%, or $1,113,000, for the current quarter from the comparable period of last year due to decreased sales of contrast systems of $552,000, AngioDynamics products of $476,000 and non-contrast systems of $85,000. The decline in sales of contrast systems was due, in large part, to the strength of the U.S. dollar, which lessened the demand for export sales and adversely affected the translation of European, Japanese and Canadian sales to U.S.
dollars for financial reporting purposes. The lower sales of AngioDynamics products resulted, in part, from the Company's exit from the cardiovascular market in the first quarter of the prior year.

     Gross profit expressed as a percentage of net sales decreased to 39% for the current quarter from 41% for the comparable quarter of the prior year due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment. The decline in Diagnostic gross profit expressed as a percentage of net sales resulted primarily from decreased production throughput at the Company's Westbury facility. The improved AngioDynamics gross profit expressed as a percentage of net sales was due primarily to reduced manufacturing overhead costs resulting from the sale of the Irish facility in the first quarter of the prior year.

     Selling and administrative ("S&A") expenses were $9,465,000 for the quarter ended September 1, 2001 compared to $8,696,000 for the quarter ended September 2, 2000. This increase of $769,000, or 9%, for the current quarter was due to increased AngioDynamics S&A expenses of $513,000 and increased Diagnostic S&A expenses of $256,000. Increased AngioDynamics S&A expenses resulted, in large part, from an expansion of its domestic sales force. Increased Diagnostic S&A expenses was due primarily to the establishment of a dedicated domestic sales force for the Company's electromechanical injector line and increased administrative expenses. Last year's first quarter included the aforementioned asset impairment charge of $450,000.

     Research and development ("R&D") expenditures increased 16% for the current quarter to $1,481,000, or 5% of net sales, from $1,272,000, or 5% of net sales, for the comparable quarter of the prior year due to increased spending relating to the Company's electromechanical injector line. Of the R&D expenditures for the current quarter, approximately 47% relate to non-contrast systems, which includes the Company's electromechanical injector line, 24% to AngioDynamics projects, 9% to contrast systems, 4% to other projects and 16% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $202,000 of income for the current quarter compared to $173,000 of income for the comparable period of last year. This increase was due primarily to an improvement in foreign currency exchange gains and losses of $99,000, partially offset by decreased interest income of $71,000 resulting, in part, from lower interest rates.

     For the quarter ended September 1, 2001, the Company reported an income tax provision of $38,000 against a loss before income taxes of $74,000 due primarily to non-deductible expenses. For the quarter ended September 2, 2000, the Company reported an income tax benefit of $1,040,000 against earnings before income taxes of $802,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

Liquidity and Capital Resources
-------------------------------

     For the quarter ended September 1, 2001, capital expenditures were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At September 1, 2001, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,493,000 as compared to $1,418,000 at June 2, 2001. The Company has available $1,290,000 under a bank line of credit of which no amounts were outstanding at September 1, 2001.

     At September 1, 2001, approximately 66% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 5.20 to 1, with net working capital of $55,349,000, at September 1, 2001, as compared to a current ratio of
5.24 to 1, with net working capital of $56,184,000, at June 2, 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of September 1, 2001, the Company had repurchased 44,858 shares of Class A Common Stock and 397,347 shares of Class B Common Stock for approximately $3,084,000.

     Forward-Looking Statements
     --------------------------

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the U.S. Food and Drug Administration or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations, and competition, including alternative procedures which continue to replace traditional fluoroscopic procedures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2001 Annual Report on Form 10-K.

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at September 1, 2001, the Company's assets and liabilities would increase or decrease by $2,129,000 and $577,000, respectively, and the Company's net sales and net earnings would increase or decrease by $1,876,000 and $24,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at September 1, 2001, results of operations would be favorably or unfavorably impacted by approximately $611,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $13,840,000. The bonds bear interest at a floating rate established weekly. For the quarter ended September 1, 2001, the after-tax interest rate on the bonds approximated 2.6%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $138,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,493,000 at September 1, 2001, a change in interest rates would not materially impact results of operations or financial position. At September 1, 2001, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits - None.
     --------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended September 1, 2001.


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




Date   October 16, 2001                   /s/ Anthony A. Lombardo
     --------------------                -------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director




Date   October 16, 2001                   /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)