Form 10-Q
period 2001-12-01
EZ EM INC
filed 2002-01-15
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 1, 2001
                                                ----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


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

As of January 9, 2002, there were 4,002,567 shares of the issuer's Class A Common Stock outstanding and 5,822,013 shares of the issuer's Class B Common Stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                           Page
-------  ---------------------                                           ----

    Item 1.  Financial Statements

        Consolidated Balance Sheets - December 1, 2001 and
          June 2, 2001                                                   3 - 4

        Consolidated Statements of Operations - thirteen and
          twenty-six weeks ended December 1, 2001 and
          December 2, 2000                                                 5

        Consolidated Statement of Stockholders' Equity and
          Comprehensive Loss - twenty-six weeks ended
          December 1, 2001                                                 6

        Consolidated Statements of Cash Flows - twenty-six weeks
          ended December 1, 2001 and December 2, 2000                    7 - 8

        Notes to Consolidated Financial Statements                       9 - 15

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      16 - 21

    Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              21 - 22

Part II:  Other Information
--------  -----------------

    Item 4.  Submission of Matters to a Vote of Security Holders           23

    Item 6.  Exhibits and Reports on Form 8-K                              23

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                    December 1,        June 2,
              ASSETS                                    2001             2001
                                                      -------          -------
                                                    (unaudited)       (audited)

CURRENT ASSETS
  Cash and cash equivalents                           $ 4,085          $ 4,391
  Debt and equity securities                           16,010           13,748
  Accounts receivable, principally
    trade, net                                         20,689           23,371
  Inventories                                          24,412           22,021
  Other current assets                                  3,747            5,901
                                                       ------           ------

            Total current assets                       68,943           69,432

PROPERTY, PLANT AND EQUIPMENT - AT COST,
  less accumulated depreciation and
  amortization                                         18,339           19,750

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
  ACQUIRED, less accumulated amortization                 367              376

INTANGIBLE ASSETS, less accumulated
  amortization                                          1,518            1,329

DEBT AND EQUITY SECURITIES                              1,578              846

INVESTMENT AT COST                                        600

OTHER ASSETS                                            5,942            5,722
                                                       ------            ------

                                                      $97,287          $97,455
                                                       ======           ======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                December 1,       June 2,
    LIABILITIES AND STOCKHOLDERS' EQUITY                           2001             2001
                                                                 --------         --------
                                                                (unaudited)       (audited)
CURRENT LIABILITIES
  Notes payable                                                  $    764         $    854
  Current maturities of long-term debt                                181              156
  Accounts payable                                                  7,148            4,798
  Accrued liabilities                                               6,419            7,329
  Accrued income taxes                                                101              111
                                                                   ------           ------

    Total current liabilities                                      14,613           13,248

LONG-TERM DEBT, less current maturities                               421              408

OTHER NONCURRENT LIABILITIES                                        2,869            2,795
                                                                   ------           ------

    Total liabilities                                              17,903           16,451
                                                                   ------           ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
      share - authorized, 1,000,000 shares;
      issued, none
    Common stock
        Class A (voting), par value $.10 per
          share - authorized, 6,000,000 shares;
          issued and outstanding 4,003,727 shares
          at December 1, 2001 and 4,011,396 shares
          at June 2, 2001 (excluding 49,529 and
          41,860 shares held in treasury at December
          1, 2001 and June 2, 2001, respectively)                     400              401
        Class B (non-voting), par value $.10 per
          share - authorized, 10,000,000 shares;
          issued and outstanding 5,820,893 shares
          at December 1, 2001 and 5,843,426 shares
          at June 2, 2001 (excluding 424,397 and
          395,251 shares held in treasury at December
          1, 2001 and June 2, 2001, respectively)                     582              584
    Additional paid-in capital                                     19,856           20,066
    Retained earnings                                              61,859           63,138
    Accumulated other comprehensive income (loss)                  (3,313)          (3,185)
                                                                   ------           ------

    Total stockholders' equity                                     79,384           81,004
                                                                   ------           ------

                                                                 $ 97,287         $ 97,455
                                                                   ======           ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                               Thirteen weeks ended              Twenty-six weeks ended
                                            ----------------------------      ----------------------------
                                            December 1,      December 2,      December 1,      December 2,
                                                2001             2000             2001             2000
                                             ---------        ---------        ---------        ---------
Net sales                                    $  30,629        $  26,658        $  58,270        $  54,391

Cost of goods sold                              17,575           15,344           34,546           31,608
                                                ------           ------           ------           ------

      Gross profit                              13,054           11,314           23,724           22,783
                                                ------           ------           ------           ------

Operating expenses
  Selling and administrative                    10,789            8,743           20,254           17,439
  Loss on sale of subsidiary
    and related assets                                                                                872
  Asset impairment and facility
    closing costs                                1,532                             1,532
  Research and development                       1,659            1,389            3,140            2,661
                                                ------           ------           ------           ------

    Total operating expenses                    13,980           10,132           24,926           20,972
                                                ------           ------           ------           ------

      Operating profit (loss)                     (926)           1,182           (1,202)           1,811

Other income (expense)
  Interest income                                  119              230              271              456
  Interest expense                                 (65)             (67)            (135)            (138)
  Other, net                                        81                7              201               25
                                                 -----           ------            -----           ------

      Earnings (loss) before
        income taxes                              (791)           1,352             (865)           2,154

Income tax provision (benefit)                     376              491              414             (549)
                                                 -----           ------            -----           ------

      NET EARNINGS (LOSS)                    $  (1,167)       $     861        $  (1,279)       $   2,703
                                                 =====           ======            =====           ======

Earnings (loss) per common share
  Basic                                      $    (.12)       $     .09        $    (.13)       $     .27
                                                 =====           ======            =====           ======

  Diluted                                    $    (.12)       $     .08        $    (.13)       $     .26
                                                 =====           ======            =====           ======

Weighted average common shares
  Basic                                          9,839            9,878            9,846            9,897
                                                 =====           ======            =====           ======

  Diluted                                        9,839           10,192            9,846           10,218
                                                 =====           ======            =====           ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                     Twenty-six weeks ended December 1, 2001
                                   (unaudited)
                        (in thousands, except share data)


                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other                Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive            hensive
                                  Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total     loss
                                ---------  ------  ---------  ------  ----------  --------  -------------  -------   -------
Balance at June 2, 2001         4,011,396   $401   5,843,426   $584    $20,066    $63,138     $(3,185)     $81,004

Exercise of stock options                                613                 3                                   3
Income tax benefits on
  stock options exercised                                                    1                                   1
Compensation related to
  stock option plans                                                         3                                   3
Issuance of stock                                      6,000      1         45                                  46
Purchase of treasury stock         (7,669)    (1)    (29,146)    (3)      (262)                               (266)
Net loss                                                                           (1,279)                  (1,279)  $(1,279)
Unrealized holding gain on debt
  and equity securities                                                                           170          170       170
Foreign currency translation
  adjustments                                                                                    (298)        (298)     (298)
                                ---------    ---   ---------    ---     ------     ------       -----       ------     -----

Comprehensive loss                                                                                                   $(1,407)
                                                                                                                       =====

Balance at December 1, 2001     4,003,727   $400   5,820,893   $582    $19,856    $61,859     $(3,313)     $79,384
                                =========    ===   =========    ===     ======     ======       =====       ======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                           Twenty-six weeks ended
                                                        -----------------------------
                                                        December 1,       December 2,
                                                           2001               2000
                                                         --------           --------
Cash flows from operating activities:
  Net earnings (loss)                                    $ (1,279)          $  2,703
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities
      Depreciation and amortization                         1,420              1,388
      Impairment of long-lived assets                       1,356                450
      Provision for (reduction in) doubtful
        accounts                                               (2)                43
      Loss on sale of subsidiary and
        related assets                                                           872
      Deferred income tax provision (benefit)                   1             (1,723)
      Other non-cash items                                     49                 44
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                               2,684              1,586
          Inventories                                      (2,391)                51
          Other current assets                              2,154                190
          Other assets                                       (289)              (188)
          Accounts payable                                  2,350             (1,114)
          Accrued liabilities                                (910)              (740)
          Accrued income taxes                                (11)              (291)
          Other noncurrent liabilities                        100                 95
                                                          -------            -------

            Net cash provided by operating
              activities                                    5,232              3,366
                                                          -------            -------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                         (1,365)            (1,451)
  Proceeds from sale of subsidiary and
    related assets                                                             3,250
  Purchase of intangible assets                              (300)
  Investment at cost                                         (600)
  Available-for-sale securities
    Purchases                                             (47,458)           (40,151)
    Proceeds from sale                                     44,696             34,525
                                                          -------            -------

      Net cash used in investing activities                (5,027)            (3,827)
                                                          -------            -------

Cash flows from financing activities:
  Repayments of debt                                         (153)              (121)
  Proceeds from issuance of debt                              147                 19
  Proceeds from exercise of stock options,
    including related income tax benefits                       4                 15
  Purchase of treasury stock                                 (266)              (377)
                                                          -------            -------

      Net cash used in financing activities                  (268)              (464)
                                                          -------            -------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                           Twenty-six weeks ended
                                                        -----------------------------
                                                        December 1,       December 2,
                                                           2001               2000
                                                         -------            -------
Effect of exchange rate changes on
  cash and cash equivalents                              $  (243)           $  (417)
                                                          ------             ------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                         (306)            (1,342)

Cash and cash equivalents
  Beginning of period                                      4,391              5,583
                                                          ------             ------

  End of period                                          $ 4,085            $ 4,241
                                                          ======             ======

Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the period for:
      Interest                                           $    40            $    38
                                                          ======             ======

      Income taxes paid (refunded) (net of $815
        in refunds in 2001)                              $  (411)           $ 1,830
                                                          ======             ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of December 1, 2001, the consolidated statement of stockholders' equity and comprehensive loss for the period ended December 1, 2001, and the consolidated statements of operations and cash flows for the periods ended December 1, 2001 and December 2, 2000, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2001 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at December 1, 2001 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2001 Annual Report on Form 10-K filed by the Company on August 30, 2001. The results of operations for the periods ended December 1, 2001 and December 2, 2000 are not necessarily indicative of the operating results for the respective full years.

     The consolidated  financial statements include the accounts of E-Z-EM, Inc.
     and  all  100%-owned   subsidiaries   (the   "Company").   All  significant
     intercompany balances and transactions have been eliminated.


NOTE B - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen and twenty-six weeks ended December 1, 2001, as their effects were anti-dilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                        Thirteen weeks ended       Twenty-six weeks ended
                                      -------------------------  --------------------------
                                      December 1,   December 2,   December 1,   December 2,
                                         2001          2000          2001          2000
                                        ------        ------        ------        ------
                                                         (in thousands)
        Basic                            9,839         9,878         9,846         9,897
        Effect of dilutive
          securities (stock
          options)                                       314                         321
                                         -----        ------         -----        ------

        Diluted                          9,839        10,192         9,846        10,218
                                         =====        ======         =====        ======

                          E-Z-EM, Inc. and Subsidiaries

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

     Excluded from the calculation of earnings per common share, are options to purchase 2,307,499 and 462,915 shares of common stock at December 1, 2001 and December 2, 2000, respectively, as their inclusion would be anti-dilutive.


NOTE C - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this statement may have.


NOTE D - RECLASSIFICATIONS

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


NOTE E - ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

     As of June 3, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at June 3, 2001. Therefore, no impairment loss was recorded during the thirteen weeks ended September 1, 2001. Net earnings for the thirteen and twenty-six weeks ended December 2, 2000 would have changed by approximately $3,000 and $5,000, net of tax, respectively, if the recorded goodwill amortization was added back. Basic and diluted earnings per share in such period would have been unchanged. Annual amortization of intangibles will approximate $122,000 for each of the next five years.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE F - COMPREHENSIVE INCOME

    The components of comprehensive income (loss), net of related tax, are as follows:

                                                     Twenty-six weeks ended
                                                  -----------------------------
                                                  December 1,       December 2,
                                                      2001              2000
                                                    -------           -------
                                                          (in thousands)

     Net earnings (loss)                            $(1,279)          $ 2,703
     Unrealized holding gain (loss) on
       debt and equity securities                       170            (2,399)
     Foreign currency translation
       adjustments                                     (298)              272
                                                     ------            ------

         Comprehensive income (loss)                $(1,407)          $   576
                                                     ======            ======

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                  December 1,          June 2,
                                                      2001              2001
                                                    -------           -------
                                                          (in thousands)

     Unrealized holding gain on debt and
       equity securities                            $   368           $   198
     Cumulative translation adjustments              (3,681)           (3,383)
                                                     ------            ------

         Accumulated other comprehensive income
           (loss)                                   $(3,313)          $(3,185)
                                                     ======            ======


NOTE G - INVESTMENT AT COST

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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE H - SALE OF SUBSIDIARY AND RELATED ASSETS

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


NOTE I - ASSET IMPAIRMENT CHARGES AND FACILITY CLOSING

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's Diagnostic operating segment recorded impairment charges of $50,000 and $450,000 during the thirteen weeks ended December 1, 2001 and September 2, 2000, respectively, relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it believed that the market for this technology was significantly less than previously projected. The impairment charges represented the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charges had no impact on the Company's cash flow or its ability to generate cash flow in the future. The impairment charges are included in the consolidated statement of operations under the caption "Selling and administrative".

     During the twenty-six weeks ended December 1, 2001, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,532,000 charge to operations during the thirteen weeks ended December 1, 2001 consisting of
     i) a $1,306,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $128,000, iii) refurbishing costs of $66,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $32,000.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE J - INVENTORIES

     Inventories consist of the following:

                                            December 1,          June 2,
                                                2001              2001
                                              -------           -------
                                                    (in thousands)

        Finished goods                        $11,461           $11,093
        Work in process                         2,414             1,826
        Raw materials                          10,537             9,102
                                               ------            ------

                                              $24,412           $22,021
                                               ======            ======


NOTE K - INCOME TAXES

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


NOTE L - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 21,000 shares were granted at $4.90 per share, options for 613 shares were exercised at $5.63 per share, options for 11,959 shares were forfeited at prices ranging from $5.39 to $8.58 per share, and options for 1,194 shares expired at $9.58 per share during the twenty-six weeks ended December 1, 2001. Under the 1997 AngioDynamics Stock Option Plan, options for 3.18 shares were granted at $40,000 per share, options for .06 shares were forfeited at $40,000 per share, and no options were exercised or expired during the twenty-six weeks ended December 1, 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of December 1, 2001, the Company had repurchased 49,529 shares of Class A Common Stock and 424,397 shares of Class B Common Stock for approximately $3,323,000.

                          E-Z-EM, Inc. and Subsidiaries

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE M - OPERATING SEGMENTS

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

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                Thirteen weeks ended                  Twenty-six weeks ended
                                           -------------------------------        ------------------------------
                                           December 1,         December 2,        December 1,        December 2,
                                               2001               2000               2001               2000
                                             --------           --------           --------           --------
                                                                      (in thousands)
     Net sales to external
     customers
       Diagnostic products
         Contrast systems                    $ 15,911           $ 15,476           $ 30,758           $ 31,280
         Non-contrast systems                   7,329              5,949             13,549             12,065
                                              -------            -------            -------            -------

         Total Diagnostic products             23,240             21,425             44,307             43,345
       AngioDynamics products                   7,389              5,233             13,963             11,046
                                              -------            -------            -------            -------

     Total net sales to external
     customers                               $ 30,629           $ 26,658           $ 58,270           $ 54,391
                                              =======            =======            =======            =======

     Intersegment net sales
       Diagnostic products                                      $      1                              $      1
       AngioDynamics products                $    214                162           $    383                352
                                              -------            -------            -------            -------

     Total intersegment net sales            $    214           $    163           $    383           $    353
                                              =======            =======            =======            =======

     Operating profit (loss)
       Diagnostic products                   $ (1,706)          $    887           $ (2,184)          $  2,114
       AngioDynamics products                     776                316                981               (234)
       Eliminations                                 4                (21)                 1                (69)
                                              -------            -------            -------            -------

     Total operating profit (loss)           $   (926)          $  1,182           $ (1,202)          $  1,811
                                              =======            =======            =======            =======

     Net earnings (loss)
       Diagnostic products                   $ (1,513)          $    842           $ (1,595)          $  2,026
       AngioDynamics products                     342                 40                315                746
       Eliminations                                 4                (21)                 1                (69)
                                              -------            -------            -------            -------

     Total net earnings (loss)               $ (1,167)          $    861           $ (1,279)          $  2,703
                                              =======            =======            =======            =======

                          E-Z-EM, Inc. and Subsidiaries

                      December 1, 2001 and December 2, 2000
                                   (unaudited)


NOTE M - OPERATING SEGMENTS (continued)

                                            December 1,         June 2,
                                                2001              2001
                                             ---------         ---------
                                                    (in thousands)

     Assets
       Diagnostic products                   $ 107,625         $ 108,463
       AngioDynamics products                   17,960            16,782
       Eliminations                            (28,298)          (27,790)
                                              --------          --------

     Total assets                            $  97,287         $  97,455
                                              ========          ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended December 1, 2001 and December 2, 2000
----------------------------------------------------

     The Company's quarters ended December 1, 2001 and December 2, 2000 both represent thirteen weeks.

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

                                        Diagnostic     AngioDynamics     Eliminations         Total
                                        ----------     -------------     ------------         -----
                                                               (in thousands)

Quarter ended December 1, 2001
------------------------------
  Unaffiliated customer sales             $23,240           $7,389             --             $30,629
  Intersegment sales                                           214            ($214)             --
  Gross profit                              9,114            3,936                4            13,054
  Operating profit (loss)                  (1,706)             776                4              (926)

Quarter ended December 2, 2000
------------------------------

  Unaffiliated customer sales             $21,425           $5,233             --             $26,658
  Intersegment sales                            1              162            ($163)             --
  Gross profit (loss)                       8,698            2,637              (21)           11,314
  Operating profit (loss)                     887              316              (21)            1,182

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter, which declined by $2,593,000, were adversely affected by the December 2001 closing of a Japanese facility principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. As a result of this facility closing, the Company recorded a $1,532,000 charge to operations during the current period consisting of i) a $1,306,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $128,000, iii) refurbishing costs of $66,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $32,000.

     Excluding the Japanese facility closing costs, Diagnostic segment operating results declined by $1,061,000 due primarily to increased operating expenses, slightly offset by increased sales. Net sales increased 8%, or $1,815,000, due to increased sales of non-contrast systems of $1,380,000 and contrast systems of $435,000. Increased sales of non-contrast systems can be attributed entirely to custom contract sales. Price increases accounted for approximately 1 1/2% of net sales for the current quarter and contributed, in large part, to the increase in sales of contrast systems. Gross profit expressed as a percentage of net sales declined to 39% for the current quarter from 41% for the comparable period of the prior year due primarily to decreased production throughput at the Company's Westbury, New York and San Lorenzo, Puerto Rico facilities, partially offset by the effects of sales price increases. Excluding the aforementioned facility closing costs, operating expenses increased $1,477,000 due, in large part, to:
i) investment in new product introductions; ii) the establishment of a dedicated domestic sales force for the Company's electromechanical injector line; iii) increased administrative and research and development expenses; and iv) office relocation expenses.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $460,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 41%, or $2,156,000, due to increased sales of image-guided vascular access products, angiographic catheters, stents and angioplasty products in the domestic marketplace. Gross profit expressed as a percentage of net sales improved to 52% for the current quarter from 49% for the comparable quarter of the prior year due primarily to increased production throughput at the Company's Queensbury, New York facility. Operating expenses increased $839,000 due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended December 1, 2001, the Company reported a net loss of $1,167,000, or ($.12) per common share on both a basic and diluted basis, compared to net earnings of $861,000, or $.09 and $.08 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current quarter were adversely affected by the $1,532,000 charge to close a Japanese facility. Increased operating expenses in both industry segments also adversely affected results for the current quarter. Results for the current quarter were favorably affected by increased sales and gross profit in both industry segments.

     Net sales for the quarter ended December 1, 2001 increased 15%, or $3,971,000, compared to the quarter ended December 2, 2000 due to increased sales of AngioDynamics products of $2,156,000, non-contrast systems of $1,380,000 and contrast systems of $435,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for approximately 1% of net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 31%, or $2,287,000, for the current quarter from the comparable period of last year due, in large part, to increased custom contract sales of $1,611,000 and increased sales of contrast systems of $565,000.

     Gross profit expressed as a percentage of net sales increased to 43% for the current quarter from 42% for the comparable quarter of the prior year due to improved gross profit in the AngioDynamics segment, partially offset by reduced gross profit in the Diagnostic segment, which resulted from the factors previously disclosed in the segment overview.

     Selling and administrative ("S&A") expenses were $10,789,000 for the quarter ended December 1, 2001 compared to $8,743,000 for the quarter ended December 2, 2000. This increase of $2,046,000, or 23%, for the current quarter was due to increased Diagnostic S&A expenses of $1,315,000 and increased AngioDynamics S&A expenses of $731,000, which resulted from the factors previously disclosed in the segment overview.

     Research and development ("R&D") expenditures increased 19% for the current quarter to $1,659,000, or 5% of net sales, from $1,389,000, or 5% of net sales, for the comparable quarter of the prior year. This increase was due to expenses associated with the development of new products introduced in the second quarter, including the Company's latest CT injector system, EmpowerCT(TM), as well as a variety of new products in the field of virtual colonoscopy. Of the R&D expenditures for the current quarter, approximately 42% relate to non-contrast systems, which include the Company's electromechanical injector line, 29% to AngioDynamics projects, 11% to contrast systems, 6% to other projects and 12% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $135,000 of income for the current quarter compared to $170,000 of income for the quarter ended December 2, 2000. This decline was due primarily to decreased interest income of $111,000, resulting, in large part, from lower interest rates, partially offset by an improvement in foreign currency exchange gains and losses of $65,000.

     For the quarter ended December 1, 2001, the Company reported an income tax provision of $376,000 against a loss before income taxes of $791,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, and non-deductible expenses. For the quarter ended December 2, 2000, the Company's effective tax rate of 36% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, and non-deductible expenses, mostly offset by earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment, and tax-exempt interest.

Six months ended December 1, 2001 and December 2, 2000
------------------------------------------------------

     The Company's six months ended December 1, 2001 and December 2, 2000 both represent twenty-six weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

                                             Diagnostic        AngioDynamics        Eliminations             Total
                                             ----------        -------------        ------------             -----
                                                                         (in thousands)

Six months ended December 1, 2001
---------------------------------
  Unaffiliated customer sales                  $44,307             $13,963                --               $58,270
  Intersegment sales                                                   383               ($383)               --
  Gross profit                                  16,606               7,117                   1              23,724
  Operating profit (loss)                       (2,184)                981                   1              (1,202)

Six months ended December 2, 2000
---------------------------------

  Unaffiliated customer sales                  $43,345             $11,046                --               $54,391
  Intersegment sales                                 1                 352               ($353)               --
  Gross profit (loss)                           17,406               5,446                 (69)             22,783
  Operating profit (loss)                        2,114                (234)                (69)              1,811

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period, which declined by $4,298,000, were adversely affected by the aforementioned closing of a Japanese facility, a result of which the Company recorded a $1,532,000 charge to operations during the current period.

     Excluding the Japanese facility closing costs, the Diagnostic segment operating results declined by $2,766,000 due primarily to increased operating expenses and decreased gross profit. Net sales increased 2%, or $962,000, due to increased sales of non-contrast systems of $1,484,000, partially offset by a decline in sales of contrast systems of $522,000. Increased sales of non-contrast systems can be attributed entirely to custom contract sales. Price increases accounted for less than 1% of net sales for the current period. Gross profit expressed as a percentage of net sales declined to 37% for the current period from 40% for the comparable period of the prior year due primarily to decreased production throughput at the Company's Westbury and San Lorenzo facilities. Excluding the aforementioned facility closing costs, operating expenses increased $1,966,000 due, in large part, to: i) the establishment of a dedicated domestic sales force for the Company's electromechanical injector line; ii) investment in new product introductions; iii) increased administrative and research and development expenses; and iv) office relocation expenses. The comparable prior year period included an asset impairment charge of $450,000 for acquired patent rights to an oral magnetic resonance imaging contrast agent.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results improved by $1,215,000 in the current period. Of this improvement, $872,000 resulted from the Company recognizing a loss on sale of AngioDynamics Ltd. and related assets in the comparable period of last year. Excluding the effect of the loss on sale, AngioDynamics segment operating results improved by $343,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 26%, or $2,917,000, due primarily to increased sales of image-guided vascular access products, stents, angioplasty products and angiographic catheters in the domestic marketplace. Gross profit expressed as a percentage of net sales improved to 50% for the current period from 48% for the comparable period of the prior year due primarily to increased production throughput at the Company's Queensbury facility and reduced manufacturing overhead costs resulting from the sale of the Irish facility in the first quarter of the prior year. Excluding the aforementioned loss on sale, operating expenses increased $1,328,000 due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the six months ended December 1, 2001, the Company reported a net loss of $1,279,000, or ($.13) per common share on both a basic and diluted basis, compared to net earnings of $2,703,000, or $.27 and $.26 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period were adversely affected by the $1,532,000 charge to close a Japanese facility. Increased operating expenses in both industry segments and reduced gross profit in the Diagnostic segment also adversely affected results for the current period. Results for the current period were favorably affected by increased sales and improved gross profit in the
AngioDynamics segment. For the comparable period of the prior year, several factors combined to have a favorable effect on net earnings of $418,000, or $.04 per basic share. Last year's results included the Company's reversal of a portion of its valuation allowance against certain domestic income tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. Partially offsetting this was the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000.

     Net sales for the six months ended December 1, 2001 increased 7%, or $3,879,000, compared to the six months ended December 2, 2000 due to increased sales of AngioDynamics products of $2,917,000 and non-contrast systems of $1,484,000, partially offset by decreased sales of contrast systems of $522,000, which resulted from the factors previously disclosed in the segment overview.

Price increases accounted for less than 1% of net sales for the current period. Net sales in international markets, including direct exports from the U.S., increased 7%, or $1,174,000, for the current period from the comparable period of last year due primarily to increased custom contract sales of $1,855,000, partially offset by decreased sales of AngioDynamics products of $476,000.

     Gross profit expressed as a percentage of net sales decreased to 41% for the current period from 42% for the comparable period of the prior year due to reduced gross profit in the Diagnostic segment, partially offset by improved gross profit in the AngioDynamics segment, which resulted from the factors previously disclosed in the segment overview.

     S&A expenses were $20,254,000 for the six months ended December 1, 2001 compared to $17,439,000 for the six months ended December 2, 2000. This increase of $2,815,000, or 16%, for the current period was due to increased Diagnostic S&A expenses of $1,571,000 and increased AngioDynamics S&A expenses of $1,244,000, which resulted from the factors previously disclosed in the segment overview.

     R&D expenditures increased 18% for the current period to $3,140,000, or 5% of net sales, from $2,661,000, or 5% of net sales, for the comparable prior year period. This increase was due to the same factors affecting the Company's quarterly results. Of the R&D expenditures for the current period, approximately 45% relate to non-contrast systems, which includes the Company's electromechanical injector line, 26% to AngioDynamics projects, 10% to contrast systems, 3% to other projects and 16% to general regulatory costs.

     Other income, net of other expenses, totaled $337,000 of income for the current period compared to $343,000 of income for the comparable period of last year. This slight decline was due primarily to decreased interest income of $185,000, resulting, in part, from lower interest rates, partially offset by an improvement in foreign currency exchange gains and losses of $164,000.

     For the six months ended December 1, 2001, the Company reported an income tax provision of $414,000 against a loss before income taxes of $865,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, and non-deductible expenses. For the six months ended December 2, 2000, the Company reported an income tax benefit of $549,000 against earnings before taxes of $2,154,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

Liquidity and Capital Resources
-------------------------------

     For the six months ended December 1, 2001, capital expenditures, the purchase of intangible assets and the purchase of treasury stock were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At December 1, 2001, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,366,000, as compared to $1,418,000 at June 2, 2001. The Company has available $1,272,000 under a bank line of credit of which no amounts were outstanding at December 1, 2001.

     At December 1, 2001, approximately 67% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 4.72 to 1, with net working capital of $54,330,000, at December 1, 2001, as compared to a current ratio of
5.24 to 1, with net working capital of $56,184,000, at June 2, 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of December 1, 2001, the Company had repurchased 49,529 shares of Class A Common Stock and 424,397 shares of Class B Common Stock for approximately $3,323,000.

     Forward-Looking Statements
     --------------------------

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the U.S. Food and Drug Administration or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations, the effects of pricing from group purchasing organizations, and competition, including alternative procedures which continue to replace traditional fluoroscopic procedures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at December 1, 2001, the Company's assets and liabilities would increase or decrease by $2,288,000 and $669,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,122,000 and $316,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at December 1, 2001, results of operations would be favorably or unfavorably impacted by approximately $636,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $15,925,000. The bonds bear interest at a floating rate established weekly. For the six months ended December 1, 2001, the after-tax interest rate on the bonds approximated 2.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $159,000 on an annual basis.

     As the Company's principal amount of fixed interest rate financing approximated $1,366,000 at December 1, 2001, a change in interest rates would not materially impact results of operations or financial position. At December 1, 2001, the Company did not maintain any variable interest rate financing.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Annual Meeting of Shareholders held October 30, 2001, the following persons were elected as Directors of the Company:

     Class II Directors: (until the 2004 Annual Meeting)
     ------------------

          Paul S. Echenberg
          Donald A. Meyer
          Robert M. Topol

     In this election, 3,238,006 votes were cast for Messrs. Echenberg, Meyer and Topol, and 172,972 shares were withheld from voting for Messrs. Echenberg, Meyer and Topol.

     The following Directors continue in office for the duration of their terms:

     Class I Directors: (until the 2003 Annual Meeting)
     -----------------

          Michael A. Davis, M.D.
          James L. Katz, CPA, JD
          Anthony A. Lombardo

     Class III Directors: (until the 2002 Annual Meeting)
     -------------------

          Howard S. Stern
          David P. Meyers

     The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 2002 was approved by a vote of 3,407,593 in favor, 202 against, and 3,183 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits - None.
     --------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended December 1, 2001.

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



Date   January 15, 2002                   /s/ Anthony A. Lombardo
     --------------------                -------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director


Date   January 15, 2002                   /s/ Dennis J. Curtin
     --------------------                -------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)