Form 10-Q
period 2002-03-02
EZ EM INC
filed 2002-04-16
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 2, 2002

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

                        Yes X             No ___

As of April 9, 2002, there were 4,001,958 shares of the issuer's Class A Common Stock outstanding and 5,844,809 shares of the issuer's Class B Common Stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----


Part I:  Financial Information                                            Page
-------  ---------------------                                            ----

   Item 1.  Financial Statements

     Consolidated Balance Sheets - March 2, 2002 and
       June 2, 2001                                                       3 - 4

     Consolidated Statements of Operations - thirteen and
       thirty-nine weeks ended March 2, 2002 and
       March 3, 2001                                                        5

     Consolidated Statement of Stockholders' Equity and
       Comprehensive Loss - thirty-nine weeks ended
       March 2, 2002                                                        6

     Consolidated Statements of Cash Flows - thirty-nine weeks
       ended March 2, 2002 and March 3, 2001                              7 - 8

     Notes to Consolidated Financial Statements                           9 - 15

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        16 - 21

   Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                  21

Part II:  Other Information
--------  -----------------

   Item 6.  Exhibits and Reports on Form 8-K                               23

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 2,     June 2,
              ASSETS                                      2002        2001
                                                         ------      ------
                                                      (unaudited)   (audited)

CURRENT ASSETS
   Cash and cash equivalents                            $ 3,268     $ 4,391
   Debt and equity securities                            16,063      13,748
   Accounts receivable, principally
     trade, net                                          20,257      23,371
   Inventories                                           25,690      22,021
   Other current assets                                   4,221       5,901
                                                        -------     -------

       Total current assets                              69,499      69,432

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and
   amortization                                          18,675      19,750

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
   ACQUIRED, less accumulated amortization                  362         376

INTANGIBLE ASSETS, less accumulated
   amortization                                           1,588       1,329

DEBT AND EQUITY SECURITIES                                1,472         846

INVESTMENT AT COST                                          600

OTHER ASSETS                                              6,303       5,722
                                                        -------     -------

                                                        $98,499     $97,455
                                                        =======     =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                            March 2,    June 2,
    LIABILITIES AND STOCKHOLDERS' EQUITY                     2002        2001
                                                            ------      ------
                                                          (unaudited)  (audited)

CURRENT LIABILITIES
   Notes payable                                           $   862     $   854
   Current maturities of long-term debt                        168         156
   Accounts payable                                          6,838       4,798
   Accrued liabilities                                       7,057       7,329
   Accrued income taxes                                        270         111
                                                           -------     -------

       Total current liabilities                            15,195      13,248

LONG-TERM DEBT, less current maturities                        355         408

OTHER NONCURRENT LIABILITIES                                 2,725       2,795
                                                           -------     -------

       Total liabilities                                    18,275      16,451
                                                           -------     -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
     share - authorized, 1,000,000 shares;
     issued, none
   Common stock
     Class A (voting), par value $.10
       per share - authorized, 6,000,000
       shares; issued and outstanding 4,001,958
       shares at March 2, 2002 and 4,011,396
       shares at June 2, 2001 (excluding 51,298
       and 41,860 shares held in treasury at
       March 2, 2002 and June 2, 2001, respectively)           400         401
     Class B (non-voting), par value $.10
       per share - authorized, 10,000,000
       shares; issued and outstanding 5,821,757
       shares at March 2, 2002 and 5,843,426
       shares at June 2, 2001 (excluding 424,653
       and 395,251 shares held in treasury at
       March 2, 2002 and June 2, 2001, respectively)           582         584
   Additional paid-in capital                               19,849      20,066
   Retained earnings                                        63,016      63,138
   Accumulated other comprehensive loss                     (3,623)     (3,185)
                                                           -------     -------

       Total stockholders' equity                           80,224      81,004
                                                           -------     -------

                                                           $98,499     $97,455
                                                           =======     =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                   Thirteen weeks ended  Thirty-nine weeks ended
                                   --------------------  -----------------------
                                   March 2,    March 3,   March 2,    March 3,
                                     2002        2001       2002        2001
                                   --------    --------   --------    --------


Net sales                          $ 30,646    $ 27,809   $ 88,916    $ 82,200

Cost of goods sold                   17,791      17,714     52,337      49,322
                                   --------    --------   --------    --------

      Gross profit                   12,855      10,095     36,579      32,878
                                   --------    --------   --------    --------

Operating expenses
  Selling and administrative          9,665       8,771     29,919      26,210
  Loss on sale of subsidiary
    and related assets                                                     872
  Asset impairment and facility
    closing costs                       (40)                 1,492
  Research and development            1,542       1,349      4,682       4,010
                                   --------    --------   --------    --------

    Total operating expenses         11,167      10,120     36,093      31,092
                                   --------    --------   --------    --------

      Operating profit (loss)         1,688         (25)       486       1,786

Other income (expense)
  Interest income                        73         215        344         671
  Interest expense                      (67)        (75)      (202)       (213)
  Other, net                             87          82        288         107
                                   --------    --------   --------    --------

      Earnings before income
        taxes                         1,781         197        916       2,351

Income tax provision (benefit)          624          91      1,038        (458)
                                   --------    --------   --------    --------

      NET EARNINGS (LOSS)          $  1,157    $    106   $   (122)   $  2,809
                                   ========    ========   ========    ========

Earnings (loss) per common share
  Basic                            $    .12    $    .01   $   (.01)   $    .28
                                   ========    ========   ========    ========

  Diluted                          $    .11    $    .01   $   (.01)   $    .28
                                   ========    ========   ========    ========

Weighted average common shares
  Basic                               9,824       9,875      9,831       9,889
                                   ========    ========   ========    ========

  Diluted                            10,230      10,119      9,831      10,185
                                   ========    ========   ========    ========


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                      Thirty-nine weeks ended March 2, 2002
                                   (unaudited)
                        (in thousands, except share data)


                                        Class A             Class B                              Accumulated
                                      common stock        common stock    Additional                other               Compre-
                                   -----------------   -----------------   paid-in    Retained  comprehensive           hensive
                                     Shares   Amount     Shares   Amount   capital    earnings  income (loss)   Total    loss
                                   ---------  ------   ---------  ------  ----------  --------  -------------  -------  -------

Balance at June 2, 2001            4,011,396   $ 401   5,843,426  $ 584    $ 20,066   $ 63,138    $(3,185)    $81,004

Exercise of stock options                                    613                  3                                 3
Income tax benefits on
  stock options exercised                                                         1                                 1
Compensation related to
  stock option plans                                                              4                                 4
Issuance of stock                                          7,120      1          50                                51
Purchase of treasury stock            (9,438)     (1)    (29,402)    (3)       (275)                             (279)
Net loss                                                                                  (122)                  (122)   $(122)
Unrealized holding gain on debt
  and equity securities                                                                                90          90       90
Foreign currency translation
  adjustments                                                                                        (528)       (528)    (528)
                                  ----------   -----  ----------  -----    --------   --------    -------     -------    -----

Comprehensive loss                                                                                                       $(560)
                                                                                                                         =====

Balance at March 2, 2002           4,001,958   $ 400   5,821,757  $ 582    $ 19,849   $ 63,016    $(3,623)    $80,224
                                  ==========   =====  ==========  =====    ========   ========    =======     =======


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                 Thirty-nine weeks ended
                                                 -----------------------
                                                  March 2,    March 3,
                                                    2002        2001
                                                  --------    --------


Cash flows from operating activities:
  Net earnings (loss)                             $   (122)   $  2,809
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities
      Depreciation and amortization                  2,143       2,080
      Impairment of long-lived assets                1,322         450
      Provision for doubtful accounts                   29          88
      Loss on sale of subsidiary and
        related assets                                             872
      Deferred income tax provision (benefit)            8      (1,712)
      Other non-cash items                              50          45
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                        3,085        (297)
          Inventories                               (3,669)        799
          Other current assets                       1,673      (1,344)
          Other assets                                (629)       (420)
          Accounts payable                           2,040         983
          Accrued liabilities                         (272)     (1,048)
          Accrued income taxes                         158        (356)
          Other noncurrent liabilities                 (22)        147
                                                  --------    --------

            Net cash provided by operating
              activities                             5,794       3,096
                                                  --------    --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                  (2,540)     (2,117)
  Proceeds from sale of subsidiary and
    related assets                                               3,250
  Purchase of intangible assets                       (400)
  Investment at cost                                  (600)
  Available-for-sale securities
    Purchases                                      (64,780)    (69,823)
    Proceeds from sale                              61,965      64,160
                                                  --------    --------

      Net cash used in investing activities         (6,355)     (4,530)
                                                  --------    --------

Cash flows from financing activities:
  Proceeds from issuance of debt                     3,430         216
  Repayments of debt                                (3,322)       (196)
  Proceeds from exercise of stock options,
    including related income tax benefits                4          42
  Purchase of treasury stock                          (279)       (512)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                         5           5
                                                  --------    --------

      Net cash used in financing activities           (162)       (445)
                                                  --------    --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)


                                                Thirty-nine weeks ended
                                                -----------------------
                                                  March 2,   March 3,
                                                    2002      2001
                                                  -------    -------

Effect of exchange rate changes on
  cash and cash equivalents                       $  (400)   $  (433)
                                                  -------    -------

      DECREASE IN CASH AND CASH
        EQUIVALENTS                                (1,123)    (2,312)

Cash and cash equivalents
  Beginning of period                               4,391      5,583
                                                  -------    -------

  End of period                                   $ 3,268    $ 3,271
                                                  =======    =======

Supplemental  disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                    $    56    $    79
                                                  =======    =======

      Income taxes (net of payments of $599 and
        refunds of $7 in 2002 and 2001,
        respectively)                             $  (346)   $ 2,395
                                                  =======    =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 2, 2002, the consolidated statement of stockholders' equity and comprehensive loss for the period ended March 2, 2002, and the consolidated statements of operations and cash flows for the periods ended March 2, 2002 and March 3, 2001, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2001 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at March 2, 2002 (and for all periods presented) have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2001 Annual Report on Form 10-K filed by the Company on August 30, 2001. The results of operations for the periods ended March 2, 2002 and March 3, 2001 are not necessarily indicative of the operating results for the respective full years.

     The consolidated  financial statements include the accounts of E-Z-EM, Inc.
     and  all  100%-owned   subsidiaries   (the   "Company").   All  significant
     intercompany balances and transactions have been eliminated.


NOTE B - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirty-nine weeks ended March 2, 2002, as their effects were anti-dilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                  Thirteen weeks ended   Thirty-nine weeks ended
                                  --------------------   -----------------------
                                   March 2,    March 3,      March 2,   March 3,
                                    2002         2001         2002        2001
                                   ------       ------        -----      ------
                                                   (in thousands)

     Basic                          9,824        9,875        9,831       9,889
     Effect of dilutive
       securities (stock
       options)                       406          244                      296
                                   ------       ------        -----      ------

     Diluted                       10,230       10,119        9,831      10,185
                                   ======       ======        =====      ======

                          E-Z-EM, Inc. and Subsidiaries

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


NOTE B - EARNINGS PER COMMON SHARE (continued)

     Excluded from the calculation of earnings per common share, are options to purchase 461,272 and 1,554,935 shares of common stock for the thirteen and thirty-nine weeks ended March 2, 2002, respectively, and options to purchase 474,512 and 444,815 shares of common stock for the thirteen and thirty-nine weeks ended March 3, 2001, respectively, as their inclusion would be anti- dilutive.


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


NOTE E - ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

     As of June 3, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at June 3, 2001. Therefore, no impairment loss was recorded during the thirteen weeks ended September 1, 2001. Net earnings for the thirteen and thirty-nine weeks ended March 3, 2001 would have changed by approximately $3,000 and $8,000, net of tax, respectively, if the recorded goodwill amortization was added back. Basic and diluted earnings per share in such period would have been unchanged. Annual amortization of intangibles will approximate $122,000 for each of the next five years.

                          E-Z-EM, Inc. and Subsidiaries

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


NOTE F - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, are as follows:

                                                    Thirty-nine weeks ended
                                                    -----------------------
                                                      March 2,    March 3,
                                                        2002        2001
                                                      --------    --------
                                                         (in thousands)

     Net earnings (loss)                              $   (122)   $  2,809
     Unrealized holding gain (loss) on
       debt and equity securities                           90      (2,207)
     Foreign currency translation
       adjustments                                        (528)        370
                                                      --------    --------

         Comprehensive income (loss)                  $   (560)   $    972
                                                      ========    ========

     The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                      March 2,     June 2,
                                                        2002        2001
                                                      --------    --------
                                                         (in thousands)

     Unrealized holding gain on debt and
       equity securities                              $    288    $    198
     Cumulative translation adjustments                 (3,911)     (3,383)
                                                      --------    --------

         Accumulated other comprehensive loss         $ (3,623)   $ (3,185)
                                                      ========    ========


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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


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

     During the thirteen weeks ended December 1, 2001, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,532,000 charge to operations during the thirteen weeks ended December 1, 2001. During the thirteen weeks ended March 2, 2002, such charge was reduced by $40,000 to $1,492,000 as a result of favorable changes in foreign currency translation. The components of this $1,492,000 charge consist of i) a $1,272,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $125,000, iii) refurbishing costs of $64,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $31,000.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


NOTE J - INVENTORIES

     Inventories consist of the following:

                                                      March 2,     June 2,
                                                        2002        2001
                                                      --------    --------
                                                         (in thousands)

     Finished goods                                   $ 12,922    $ 11,093
     Work in process                                     2,304       1,826
     Raw materials                                      10,464       9,102
                                                      --------    --------

                                                      $ 25,690    $ 22,021
                                                      ========    ========


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


NOTE L - COMMON STOCK

     Under the 1983 and 1984 Stock Option Plans, options for 21,000 shares were granted at $4.90 per share, options for 613 shares were exercised at $5.63 per share, options for 13,959 shares were forfeited at prices ranging from $5.39 to $8.58 per share, and options for 1,194 shares expired at $9.58 per share during the thirty-nine weeks ended March 2, 2002. Under the 1997 AngioDynamics Stock Option Plan, options for 3.18 shares were granted at $40,000 per share, options for .06 shares were forfeited at $40,000 per share, and no options were exercised or expired during the thirty-nine weeks ended March 2, 2002.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of March 2, 2002, the Company had repurchased 51,298 shares of Class A Common Stock and 424,653 shares of Class B Common Stock for approximately $3,336,000.

                          E-Z-EM, Inc. and Subsidiaries

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


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

     The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                   Thirteen weeks ended  Thirty-nine weeks ended
                                   --------------------  -----------------------
                                   March 2,    March 3,    March 2,    March 3,
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
                                                  (in thousands)

Net sales to external
customers
  Diagnostic products
    Contrast systems               $ 14,035    $ 14,431    $ 44,793    $ 45,711
    Non-contrast systems              8,858       7,921      22,407      19,986
                                   --------    --------    --------    --------

    Total Diagnostic products        22,893      22,352      67,200      65,697
  AngioDynamics products              7,753       5,457      21,716      16,503
                                   --------    --------    --------    --------

Total net sales to external
customers                          $ 30,646    $ 27,809    $ 88,916    $ 82,200
                                   ========    ========    ========    ========

Intersegment net sales
  Diagnostic products                                                  $      1
  AngioDynamics products           $    381    $    189    $    764         541
                                   --------    --------    --------    --------

Total intersegment net sales       $    381    $    189    $    764    $    542
                                   ========    ========    ========    ========

Operating profit (loss)
  Diagnostic products              $  1,071    $    (57)   $ (1,113)   $  2,057
  AngioDynamics products                650          17       1,631        (217)
  Eliminations                          (33)         15         (32)        (54)
                                   --------    --------    --------    --------

Total operating profit (loss)      $  1,688    $    (25)   $    486    $  1,786
                                   ========    ========    ========    ========

Net earnings (loss)
  Diagnostic products              $    844    $    261    $   (751)   $  2,287
  AngioDynamics products                346        (170)        661         576
  Eliminations                          (33)         15         (32)        (54)
                                   --------    --------    --------    --------

Total net earnings (loss)          $  1,157    $    106    $   (122)   $  2,809
                                   ========    ========    ========    ========

                          E-Z-EM, Inc. and Subsidiaries

                         March 2, 2002 and March 3, 2001
                                   (unaudited)


NOTE M - OPERATING SEGMENTS (continued)

                                                      March 2,     June 2,
                                                        2002        2001
                                                      --------    --------
                                                         (in thousands)

     Assets
       Diagnostic products                            $107,364    $108,463
       AngioDynamics products                           19,164      16,782
       Eliminations                                    (28,029)    (27,790)
                                                      --------    --------

     Total assets                                     $ 98,499    $ 97,455
                                                      ========    ========

                          E-Z-EM, Inc. and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarters ended March 2, 2002 and March 3, 2001
----------------------------------------------

     The Company's quarters ended March 2, 2002 and March 3, 2001 both represent thirteen weeks.

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

                              Diagnostic  AngioDynamics  Eliminations    Total
                              ----------  -------------  ------------    -----
                                                 (in thousands)

Quarter ended March 2, 2002
---------------------------

 Unaffiliated customer sales    $ 22,893       $  7,753           --   $ 30,646
 Intersegment sales                   --            381     $   (381)        --
 Gross profit (loss)               9,072          3,816          (33)    12,855
 Operating profit (loss)           1,071            650          (33)     1,688

Quarter ended March 3, 2001
---------------------------

 Unaffiliated customer sales    $ 22,352       $  5,457           --   $ 27,809
 Intersegment sales                   --            189     $   (189)        --
 Gross profit                      7,464          2,616           15     10,095
 Operating profit (loss)             (57)            17           15        (25)

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current quarter improved by $1,128,000 due primarily to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 2%, or $541,000, due to increased sales of non-contrast systems of $937,000, primarily relating to custom contracts, partially offset by decreased sales of contrast systems of $396,000. Price increases had little effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales improved to 40% for the current quarter from 33% for the comparable period of the prior year due primarily to changes in product mix, increased production throughput at the Company's Montreal, Canada facility and lower overhead costs at the Company's Westbury, New York facility. The lower overhead costs can be attributed, in large part, to severance costs of $315,000 incurred in the comparable period of the prior year. Increased operating expenses of $480,000 resulted from investment in new product introductions and the establishment of a dedicated domestic sales force for the Company's electromechanical injector line.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results for the current quarter improved by $633,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 42%, or $2,296,000, due primarily to increased sales of image-guided vascular access products, angiographic catheters, angioplasty products and stents in the domestic marketplace. Gross profit expressed as a percentage of net sales improved to 47% for the current quarter from 46% for the comparable quarter of the prior year due primarily to changes in product mix and increased production throughput at the Company's Queensbury, New York facility. Operating expenses increased $567,000 due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year and increased research and development expenses.

     Consolidated Results of Operations
     ----------------------------------

     For the quarter ended March 2, 2002, the Company reported net earnings of $1,157,000, or $.12 and $.11 per common share on a basic and diluted basis, respectively, compared to net earnings of $106,000, or $.01 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in both industry segments.

     Net sales of $30,646,000 for the quarter ended March 2, 2002 increased 10%, or $2,837,000, compared to the quarter ended March 3, 2001 due to increased sales of AngioDynamics products of $2,296,000 and non-contrast systems of $937,000, partially offset by decreased sales of contrast systems of 396,000, which resulted from the factors previously disclosed in the segment overview. Price increases had little effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 3%, or $316,000, for the current quarter from the comparable period of last year due to decreased sales of contrast systems of $689,000, partially offset by increased sales of non-contrast systems of $337,000, primarily relating to custom contracts.

     Gross profit expressed as a percentage of net sales increased to 42% for the current quarter from 36% for the comparable quarter of the prior year due to improved gross profit in both the AngioDynamics and Diagnostic segments, which resulted from the factors previously disclosed in the segment overview. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

     Selling and administrative ("S&A") expenses were $9,665,000 for the quarter ended March 2, 2002 compared to $8,771,000 for the quarter ended March 3, 2001. This increase of $894,000, or 10%, for the current quarter was due to increased Diagnostic S&A expenses of $486,000 and increased AngioDynamics S&A expenses of $408,000. Increased Diagnostic S&A expenses resulted from investment in new product introductions and the establishment of a dedicated domestic sales force for the Company's electromechanical injector line. Increased AngioDynamics S&A expenses was due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year.

     Research and development ("R&D") expenditures increased 14% for the current quarter to $1,542,000, or 5% of net sales, from $1,349,000, or 5% of net sales, for the comparable quarter of the prior year. This increase was due to increased AngioDynamics project spending of $159,000, as well as increased clinical trial costs associated with a variety of new products in the field of virtual colonoscopy. Of the R&D expenditures for the current quarter, approximately 35% relate to non-contrast systems, which include the Company's electromechanical injector line, 33% to AngioDynamics projects, 13% to contrast systems, 2% to other projects and 17% to general regulatory costs. R&D expenditures are expected to continue at approximately current levels.

     Other income, net of other expenses, totaled $93,000 of income for the current quarter compared to $222,000 of income for the quarter ended March 3,

2001. This decline was due to decreased interest income of $142,000, resulting, in large part, from lower interest rates.

     The Company's effective tax rate of 35% for the quarter ended March 2, 2002 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in a foreign jurisdiction, since it is more likely than not that such benefits would not be realized, and non-deductible expenses, partially offset by the reversal of an over accrual established in the prior year. For the quarter ended March 3, 2001, the Company's effective tax rate of 46% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses, partially offset by tax-exempt interest and earnings of the Company's Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Nine months ended March 2, 2002 and March 3, 2001
-------------------------------------------------

     The Company's nine months ended March 2, 2002 and March 3, 2001 both represent thirty-nine weeks.

Results of Operations
---------------------

     Segment Overview
     ----------------

                               Diagnostic  AngioDynamics  Eliminations    Total
                               ----------  -------------  ------------    -----
                                                  (in thousands)

Nine months ended March 2, 2002
-------------------------------

 Unaffiliated customer sales     $ 67,200       $ 21,716           --   $ 88,916
 Intersegment sales                    --            764     $   (764)        --
 Gross profit (loss)               25,678         10,933          (32)    36,579
 Operating profit (loss)           (1,113)         1,631          (32)       486

Nine months ended March 3, 2001
-------------------------------

 Unaffiliated customer sales     $ 65,697       $ 16,503           --   $ 82,200
 Intersegment sales                     1            541     $   (542)        --
 Gross profit                      24,870          8,062          (54)    32,878
 Operating profit (loss)            2,057           (217)         (54)     1,786

     Diagnostic Products
     -------------------

     Diagnostic segment operating results for the current period, which declined by $3,170,000, were adversely affected by the December 2001 closing of a
Japanese facility principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. As a result of this facility closing, the Company recorded a $1,492,000 charge to operations during the current period consisting of i) a $1,272,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $125,000, iii) refurbishing costs of $64,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $31,000.

     Excluding the Japanese facility closing costs, Diagnostic segment operating results declined by $1,678,000 due primarily to increased operating expenses, slightly offset by increased sales and gross profit. Net sales increased 2%, or $1,503,000, due to increased sales of non-contrast systems of $2,421,000, partially offset by decreased sales of contrast systems of $918,000. Increased sales of non-contrast systems can be attributed entirely to custom contract sales. Price increases accounted for less than 1% of net sales for the current period. Gross profit expressed as a percentage of net sales was 38% for both the current period and the comparable period of the prior year. Decreased production throughput at the Company's Westbury and San Lorenzo, Puerto Rico facilities offset the favorable effects of changes in product mix. Excluding the aforementioned facility closing costs, operating expenses increased $2,486,000 due, in large part, to: i) the establishment of a dedicated domestic sales force for the Company's electromechanical injector line; ii) investment in new product introductions; iii) increased administrative and research and development expenses; and iv) office relocation expenses of a foreign subsidiary. The comparable prior year period included an asset impairment charge of $450,000 for acquired patent rights to an oral magnetic resonance imaging contrast agent.

     AngioDynamics Products
     ----------------------

     AngioDynamics segment operating results improved by $1,848,000 in the current period. Of this improvement, $872,000 resulted from the Company recognizing a loss on sale of AngioDynamics Ltd. and related assets in the comparable period of last year. Excluding the effect of the loss on sale, AngioDynamics segment operating results improved by $976,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 32%, or $5,213,000, due primarily to increased sales of image-guided vascular access products, stents, angiographic catheters and angioplasty products in the domestic marketplace. Gross profit expressed as a percentage of net sales improved to 49% for the current period from 47% for the comparable period of the prior year due primarily to increased production throughput at the Company's Queensbury facility and reduced manufacturing overhead costs resulting from the sale of the Irish facility in the first quarter of the prior year. Excluding the aforementioned loss on sale, operating expenses increased $1,895,000 due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year.

     Consolidated Results of Operations
     ----------------------------------

     For the nine months ended March 2, 2002, the Company reported a net loss of $122,000, or ($.01) per common share on both a basic and diluted basis, compared to net earnings of $2,809,000, or $.28 per common share on both a basic and diluted basis for the comparable period of last year. Results for the current period were adversely affected by the $1,492,000 charge to close a Japanese facility. Increased operating expenses in both industry segments also adversely affected results for the current period. Results for the current period were favorably affected by increased sales and improved gross profit in both industry segments. For the comparable period of the prior year, several factors combined to have a favorable effect on net earnings of $418,000, or $.04 per basic share. Last year's results included the Company's reversal of a portion of its valuation allowance against certain domestic income tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings. Partially offsetting this was the loss on sale of AngioDynamics Ltd. and related assets of $872,000 and the Diagnostic asset impairment charge of $450,000.

     Net sales of $88,916,000 for the nine months ended March 2, 2002 increased 8%, or $6,716,000, compared to the nine months ended March 3, 2001 due to increased sales of AngioDynamics products of $5,213,000 and non-contrast systems of $2,421,000, partially offset by decreased sales of contrast systems of $918,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for less than 1% of net sales for the current period. Net sales in international markets, including direct exports from the U.S., increased 3%, or $858,000, for the current period from the comparable period of last year due to increased sales of non-contrast systems of

$1,974,000, partially offset by decreased sales of contrast systems of $676,000 and AngioDynamics products of $440,000. Increased sales of non-contrast systems can be attributed entirely to custom contract sales.

     Gross profit expressed as a percentage of net sales increased to 41% for the current period from 40% for the comparable period of the prior year due to improved gross profit in both the AngioDynamics and Diagnostic segments, which resulted from the factors previously disclosed in the segment overview.

     S&A expenses were $29,919,000 for the nine months ended March 2, 2002 compared to $26,210,000 for the nine months ended March 3, 2001. This increase of $3,709,000, or 14%, for the current period was due to increased Diagnostic S&A expenses of $2,057,000 and increased AngioDynamics S&A expenses of $1,652,000. Increased Diagnostic S&A expenses resulted, in large part, from: i) the establishment of a dedicated domestic sales force for the Company's electromechanical injector line; ii) investment in new product introductions;
iii) increased administrative expenses; and iv) office relocation expenses of a foreign subsidiary. The comparable prior year period included the aforementioned asset impairment charge of $450,000. Increased AngioDynamics S&A expenses was due, in large part, to an expansion of the domestic sales force during the second half of last fiscal year.

     R&D expenditures increased 17% for the current period to $4,682,000, or 5% of net sales, from $4,010,000, or 5% of net sales, for the comparable prior year period. This increase was due to expenses associated with the development of new products introduced in the second quarter, including the Company's latest CT injector system, EmpowerCT(TM), as well as a variety of new products in the field of virtual colonoscopy. Of the R&D expenditures for the current period, approximately 42% relate to non-contrast systems, which include the Company's electromechanical injector line, 29% to AngioDynamics projects, 11% to contrast systems, 2% to other projects and 16% to general regulatory costs.

     Other income, net of other expenses, totaled $430,000 of income for the current period compared to $565,000 of income for the comparable period of last year. This decline was due primarily to decreased interest income of $327,000, resulting, in large part, from lower interest rates, partially offset by a gain on the sale of an equity security of $83,000 and an improvement in foreign currency exchange gains and losses of $77,000.

     For the nine months ended March 2, 2002, the Company's unusually high effective tax rate of 113% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, and non-deductible expenses. For the nine months ended March 3, 2001, the Company reported an income tax benefit of $458,000 against earnings before taxes of $2,351,000 due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits totaling $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended March 2, 2002, capital expenditures, the purchase of intangible assets and the purchase of treasury stock were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At March 2, 2002, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,385,000, compared to $1,418,000 at June 2, 2001. The Company has available $1,256,000 under a bank line of credit of which $183,000 was outstanding at March 2, 2002.

     At March 2, 2002, approximately 66% of the Company's assets consisted of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 4.57 to 1, with net working capital of $54,304,000, at March 2, 2002, as compared to a current ratio of 5.24 to 1, with net working capital of $56,184,000, at June 2, 2001.

     In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B Common Stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A Common Stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B Common Stock by an additional $2,000,000. As of March 2, 2002, the Company had repurchased 51,298 shares of Class A Common Stock and 424,653 shares of Class B Common Stock for approximately $3,336,000.

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

     Foreign Currency Exchange Rate Risk
     -----------------------------------

     The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at March 2, 2002, the Company's assets and liabilities would increase or decrease by $2,274,000 and $587,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,248,000 and $148,000, respectively, on an annual basis.

     The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at March 2, 2002, results of operations would be favorably or unfavorably impacted by approximately $675,000 on an annual basis.

     Interest Rate Risk
     ------------------

     The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $15,990,000. The bonds bear interest at a floating rate established weekly. For the nine months ended March 2, 2002, the after-tax interest rate on the bonds approximated 2.0%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $160,000 on an annual basis.

     As the Company's principal amount of fixed and variable interest rate financing approximated $1,202,000 and $183,000, respectively, at March 2, 2002, a change in interest rates would not materially impact results of operations or financial position.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits - None.
     --------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 2, 2002.


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



Date    April 16, 2002                   /s/ Anthony A. Lombardo
     --------------------               -------------------------------------
                                         Anthony A. Lombardo, President,
                                         Chief Executive Officer and Director



Date    April 16, 2002                   /s/ Dennis J. Curtin
     --------------------               -------------------------------------
                                         Dennis J. Curtin, Senior Vice
                                         President - Chief Financial Officer
                                         (Principal Financial and Chief
                                         Accounting Officer)