Form 10-K
period 2002-06-01
EZ EM INC
filed 2002-08-29
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 1, 2002
                                               -------------

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________

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

                                 Yes |X| No ||

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting Class A and non-voting Class B common stock held by non-affiliates on August 5, 2002 was $49,001,000.

As of August 5, 2002, there were 4,001,341 shares of the registrant's Class A common stock outstanding and 5,990,974 shares of the registrant's Class B common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrants 2001 Annual Meeting of Stockholders to be held October 15, 2002 are incorporated by reference in Part III of this Form 10-K Report.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX

                                                                        Page
                                                                        ----
Part I:
-------

    Item l.  Business                                                      4

    Item 2.  Properties                                                   17

    Item 3.  Legal Proceedings                                            17

    Item 4.  Submission of Matters to a Vote of Security Holders          18

Part II:
--------

    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                          19

    Item 6.  Selected Financial Data                                      20

    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          21

    Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk                                                  28

    Item 8.  Financial Statements and Supplementary Data                  28

    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          28

Part III:
---------

    Item 10. Directors and Executive Officers of the Registrant           29

    Item 11. Executive Compensation                                       32

    Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                               35

    Item 13. Certain Relationships and Related Transactions               39

Part IV:
--------

    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                          41

                                     Part I
                                     ------

Item 1. Business
        --------

(a)   General Development of Business
      -------------------------------

Overview

E-Z-EM, Inc. (the "Company") develops, manufactures and markets medical diagnostic and therapeutic products through two business segments.

o E-Z-EM Business Segment ("E-Z-EM") - E-Z-EM is a leading supplier of medical products used by radiologists, gastroenterologists and speech language pathologists for diagnostic imaging of diseases and disorders of the GI tract, which includes testing for swallowing disorders (dysphagia) and colorectal cancers.

o AngioDynamics Business Segment ("AngioDynamics") - AngioDynamics, Inc., the Company's wholly-owned subsidiary, is a leading supplier of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease.

The Company has been in business for more than 40 years. Corporate offices are located at 717 Main Street, Westbury, N.Y. 11590.

History

In 1961, Howard Stern and Phillip Meyers, M.D. founded the Company to develop and market a unit dose product for delivering barium sulfate to patients as a contrast medium for the X-ray visualization of the gastrointestinal ("GI") tract and the detection of colorectal cancer and other GI related diseases. The Stern-Meyers product was considered to be a major innovation that virtually eliminated cross contamination in lower GI examinations. The product also established E-Z-EM's brand among radiologists around the world.

In 1983, the Company was organized in Delaware and went public through an initial public offering. In 1985, it acquired Therapex, a Canadian manufacturer of barium sulfate, creating enhanced manufacturing capacity and providing a platform for its contract manufacturing operations. In 1988, the Company founded AngioDynamics to service new procedures being developed by interventional radiologists. In 2000, the Company launched a plan to expand its two business segments beyond their core product lines to serve the growing market for new diagnostic imaging techniques and technologies and preventative and minimally invasive healthcare.

Recent Developments

During 2002, E-Z-EM sales increased by $1,678,000, or 2%, to $92,288,000 due to increased sales of contract manufacturing products and CT imaging contrast and injector systems. In the third quarter, E-Z-EM closed a manufacturing facility that provided locally manufactured barium contrast products to the Japanese market, resulting in a charge to earnings of $1,393,000 or $.14 per basic share. E-Z-EM plans to service this market with products manufactured in the U.S.

During 2002, AngioDynamics sales increased 32% due to the expansion of its domestic sales organization and the introduction of new products. The domestic sales force increased 33% to 32 sales employees from 24. Successful new products included the More-Flow(TM) Long Term Dialysis catheter and the Accu-Vu(TM) Sizing catheter used during the placement of aortic aneurysm stent graphs.

Unless the context requires otherwise, all references herein to a particular year are references to the Company's fiscal year, which concludes on the Saturday nearest to May 31st.

(b)   Financial Information About Industry Segments
      ---------------------------------------------

The Company's businesses are categorized into two operating segments: E-Z-EM (formally called Diagnostic) and AngioDynamics. The following table sets forth revenues from external customers by operating segment for the last three fiscal years:

                                                                $ in thousands
------------------------------------------------------------------------------
Fiscal Year                                 2002          2001          2000
------------------------------------------------------------------------------
E-Z-EM                                   $ 92,288      $ 90,610      $ 93,162
AngioDynamics                            $ 29,845      $ 22,676      $ 20,706
------------------------------------------------------------------------------
Total                                    $122,133      $113,286      $113,868
==============================================================================

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note P to the Consolidated Financial Statements included herein.

(c)   Narrative Description of Business
      ---------------------------------

E-Z-EM SEGMENT

General

E-Z-EM is a leading supplier of medical products used by radiologists, gastroenterologists and speech language pathologists for diagnostic imaging of diseases and disorders of the GI tract, which includes testing for swallowing disorders (dysphagia) and colorectal cancers. This business addresses five key product areas:

o     X-Ray Fluoroscopy

o     CT Imaging

o     Virtual Colonoscopy

o     Specialty Diagnostic Tests

o     Accessory Medical Products and Devices

E-Z-EM's strategy is to develop and expand the marketing of GI diagnostic products, devices and tests that increase the effectiveness of diagnostic imaging and disease detection and encourage early patient screening. Virtually all E-Z-EM products are cleared for sale in the U.S. Certain products are cleared for sale in the European Community, Japan and other major countries.

E-Z-EM also is a third-party contract manufacturer of diagnostic contrast media, pharmaceuticals, non-prescription healthcare products and defense decontaminants. Contract manufacturing enables E-Z-EM to leverage its capacity in quality control, process, automation and manufacturing.

GI Disease and Colorectal Cancer

The GI system is one of the most complex in the human body. It processes food, extracts nutrients and passes wastes and involves all major body parts and organs used in chewing, swallowing, digestion, absorption and defecation. Digestive glands also provide moisture, lubrication, emulsification and enzymes for digestion of proteins, carbohydrates and fats.

Diseases of the GI tract are considered to be the second most prevalent after cardiac diseases. According to the National Institute of Diabetes and Digestive and Kidney Diseases, 60 to 70 million people each year are affected by digestive disease, leading to more than 190,000 deaths, 10 million hospitalizations (equal to 13 percent of all hospitalizations), 6 million diagnostic and therapeutic procedures (equal to 14 percent of all procedures), 50 million physician office visits, 1.4 million people with disabilities, and costs of $107 billion, including $87 billion in direct medical costs and $20 billion in indirect costs (e.g., disability and mortality). Colorectal cancer is the second most common cancer in the U.S., striking 140,000 people annually and causing 60,000 deaths, according to the American Society of Colon and Rectal Surgeons.

E-Z-EM believes there are four major healthcare trends that will cause a significant shift in spending from direct care to early detection and preventative treatment of GI disease:

o New Research - New research has shown that colorectal cancer and other GI diseases have higher cure rates if caught early. As a result, the American Cancer Society recommends that Americans 50 or older should be screened on a regular basis, and, in 1998, Medicare began reimbursing for colorectal cancer screening utilizing GI contrast X-ray examinations, as well as other GI related procedures.

o Aging of the Population - The number of Americans affected by GI diseases is expected to increase substantially as the population grows older. While colorectal cancer may occur at any age, more than 90% of the patients are over age 40, at which point the risk doubles every ten years, according to the American Society of Colon and Rectal Surgeons.

o     Technological Innovation - Growth of multi-slice CT, magnetic resonance
      (MR) scanners, three-dimensional and harmonic ultrasound, and innovations in digital imaging software are increasing the ability of radiologists and gastroenterologists to detect GI problems earlier.

o Increasing Healthcare Costs - The need to reduce escalating healthcare costs for direct care is leading to increased use of lower cost diagnostic imaging tests and minimally invasive preventative treatment.

X-Ray Fluoroscopy

GI X-ray contrast media has been E-Z-EM's principal business for more than 40 years. The use of barium sulfate as a contrast medium for X-rays is the most popular method used by radiologists for diagnostic imaging of the GI tract. A standard X-ray takes a photograph of bones (hard tissue) and when contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; is biologically inert, insoluble in water and chemically stable; and, compared to endoscopic procedures, X-ray fluoroscopy with barium sulfate contrast can be safer, less expensive and provide increased visualization, depending upon the condition being diagnosed.

E-Z-EM believes it has the most comprehensive line of barium sulfate formulations. In 2002, E-Z-EM marketed 31 fluoroscopy formulations in 88 SKUs. Formulations focus on five key areas - pharynx, esophagus, stomach and small intestine and large intestine (colon) - and are packaged in oral, enema, liquid and powder forms, in different sizes. Each formulation and size is designed to meet the radiologist's need to optimize visualization of the condition under diagnosis while improving patient comfort and management. Based upon sales, E-Z-EM believes that it is the leading manufacturer of these contrast media.

E-Z-EM has an ongoing program to develop new formulations, to extend the GI diagnostic power of X-ray fluoroscopy and to enhance the effectiveness of existing E-Z-EM formulations. In 2002, E-Z-EM introduced Entero Vu(TM) 24% to provide improved visualization during small bowel studies. In 2001, E-Z-EM introduced the first family of barium sulfate contrast for the X-ray diagnosis of dysphagia. Varibar(R) provides a range of viscosity barium suspensions from nectar to honey to pudding to evaluate a patient's ability to swallow liquid and solid materials of differing viscosities and volumes, resulting in consistent, repeatable radiographic results. More than 10 million Americans are estimated to have some degree of swallowing disorder.

E-Z-EM also sells accessory medical devices for use in X-ray procedures, such as empty enema administration kits and components.

CT Imaging

CT imaging is an increasingly popular technology among radiologists for the diagnostic imaging of the GI tract. CT takes a rapid stream of X-ray photographs from different angles. Through computerization, this block of data is used to create two- and three-dimensional images of bone, other hard tissue and soft tissue, when contrast media is introduced inside the body. CT is significantly more expensive than X-ray fluoroscopy, but as the cost of the technology declines and utilization increases, per procedure costs are expected to decline. Radiologists typically employ barium sulfate contrast media for thoracic, abdominal and pelvic studies to mark the GI tract, while water soluble contrast media are typically used for vascular studies.

E-Z-EM believes it has the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. In 2002, E-Z-EM marketed 9 formulations in 25 SKUs under its trade-name Esopho-CAT(R), E-Z-CAT(R) and Readi-CAT(R) Smoothie lines. The CT contrast line consists of formulations that are packaged as a liquid or powder, for oral use, and in various sizes from unit dose to multi-dose for department administration and economy. Each formulation and size is designed to meet the radiologist's need for a consistent performance in lumen marking and transit through the GI tract while maintaining optimal patient comfort and management. During 2002, E-Z-EM expanded its Readi-CAT(R) Smoothie line to offer two new flavors, apple and berry.

E-Z-EM also addresses the CT market with a line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. Trade named EmpowerCT(TM) with EDA(TM), E-Z-EM's injector aides in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. EmpowerCT(TM) with EDA(TM) is comprised of an electromechanical injector, a consumable syringe, and a disposable EDA detector patch.

Based upon sales, E-Z-EM believes that it is the leading manufacturer of CT barium contrast media and the second largest manufacturer of CT injectors.

Virtual Colonoscopy

Virtual Colonoscopy employs a CT scanner and virtual reality (three-dimensional imaging) software to look inside the body without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium (barium enema). E-Z-EM supports Virtual Colonoscopy with a complete suite of trademarked products:

o NutraPrep(TM) is a pre-packaged patient food system that eliminates the need for a clear diet.

o LoSo Prep(TM) is a milder, low sodium, patient colon cleanser. LoSo Prep(TM) and other E-Z-EM laxative products are also marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema) or virtual or optical colonoscopy.

o Tagitol(TM) is a barium sulfate-based tagging agent that differentiates residual stool from soft tissue in a CT image.

o PROTOCO2L(TM) is an insufflator that delivers carbon dioxide into the colon to achieve optimal distention of the colon for better visualization.

o InnerviewGI(TM) is an application software that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI(TM) was jointly developed with Vital Images, Inc., which develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis, surgical and therapy planning.

E-Z-EM is marketing its Virtual Colonoscopy products as a more patient-friendly procedure to encourage screening. E-Z-EM believes patients, when given the choice, prefer Virtual Colonoscopy because it is less invasive than optical colonoscopy and more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual Colonoscopy is gaining academic and critical acceptance.

Specialty Diagnostic Tests

E-Z-EM has licensed an immunoassay test for use in the detection of Helicobacter pylori (H. pylori), the bacteria believed to cause ulcers and stomach cancer. E-Z-EM is seeking to acquire, license or joint venture other tests to identify other GI related diseases, such as colorectal cancer.

E-Z-EM's H. pylori test analyzes a patient's serum or whole blood sample using a patented antigen licensed from Baylor College of Medicine. The test is available for laboratory use and for use in a physician's office. H. pylori has been identified as the leading cause of duodenal and gastric ulcers, it has been linked to gastritis and gastric cancer, and the World Health Organization has categorized H. pylori as a Class 1 carcinogen (a definite cancer-causing agent in humans). Gastric cancer is a leading cause of death in Asia, Africa and Eastern Europe.

E-Z-EM co-developed the H. pylori test with the Primary Care Division of Beckman Coulter, Inc., which markets it in the U.S. and selected territories under the brand name FlexSure(TM) HP. E-Z-EM receives royalties on these sales and from the sale of the patented antigen. In addition, E-Z-EM derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. E-Z-EM markets the HM-CAP(TM) test direct and through distributors in the U.S. and abroad.

Accessory Medical Products and Devices

E-Z-EM develops, manufactures and markets consumable and non-consumable medical products and devices used by radiologists and gastroenterologists in the GI diagnosis process. These include radiological medical devices, such as entry and biopsy needles and trays, and patented products such as the Suction Polyp Trap(TM) used during colonoscopy, and the E-Z-Guard(TM) mouthpiece used during esophageal, endoscopic and echocardiography procedures.

Contract Manufacturing

Contract manufacturing focuses on four product areas:

o Diagnostic Contrast Media - E-Z-EM manufactures an oral contrast medium for a certain third party.

o Pharmaceuticals - This includes products for dermatology, cough and cold medicines, liquid vitamins and antacids.

o Non-Prescription Healthcare Products - This includes anti-aging and moisturizer skin care products, as well as sunscreen lotions and creams. During 2001, E-Z-EM entered into a long-term agreement with Vivier Pharma (Vivier") of Vaudreuil, Quebec, Canada to be the exclusive manufacturer of products owned and sold by Vivier worldwide directly or through its agents. E-Z-EM also has a right of first refusal for the manufacture of all future products in development, to be developed or to be acquired by Vivier. Vivier holds a leading position, with exclusive know-how, related to high potency liquid vitamin C products, used in anti-aging cosmeceuticals.

o Defense Decontaminants - This includes a lotion that neutralizes and destroys chemical warfare agents. E-Z-EM has a long-term agreement with O'Dell Engineering Ltd. ("O'Dell") of Cambridge, Ontario, Canada, to commercialize a product line known as Reactive Skin Decontaminant Lotion ("RSDL"), currently marketed to the defense sector. E-Z-EM is the exclusive manufacturer of RSDL and may assist in future product development.

      RSDL has been shown to be effective against the G and V families of nerve agents, which include Sarin (used in the Tokyo subway terrorist attack) and VX, and the H and L families of vesicants (blister agents), which include Mustard and Lewisite. Developed by the Defense Research Establishment of the Canadian Department of National Defense, RSDL is patented by the Canadian government, which has entered into an exclusive licensing agreement with O'Dell until the year 2010. Patents have been issued for RSDL in the U.S., Canada and more than a dozen European countries.

E-Z-EM Research and Development and Engineering

E-Z-EM believes that the success of its business is due to its ability to improve and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures and to develop new immunodiagnostic tests for GI disease. To support these activities, E-Z-EM operates three Research and Development laboratories with a staff of 11 and a product Engineering department with a staff of 13.

o Two laboratories specialize in liquid (Montreal, Canada) and powder (Westbury, N.Y.) barium sulfate contrast formulations. Capabilities include barium sulfate concentration, stabilization, coating or non-coating properties, flavorings, and expertise in analytic, organic and physical chemistry.

o The third laboratory (also in Westbury, N.Y.) specializes in immunodiagnostic tests for GI disease. Capabilities include immunoassay development and a wide range of biochemical techniques, including protein purification, microbiology, enzyme immunoassay, and antibody characterization.

o The Engineering department (also in Westbury, N.Y.) specializes in FDA Class 2 Medical Device development, manufacturing and regulation for hardware and disposables. Capabilities include mechanical, electrical and software design.

E-Z-EM research and development expenditures totaled $4,269,000, $3,965,000 and $3,238,000 in 2002, 2001 and 2000, respectively.

E-Z-EM Marketing

E-Z-EM also believes that the success of its business is due to the effectiveness of its marketing, sales and distribution infrastructure.

In North America, E-Z-EM products are marketed through a sales force of 40 (including 4 regional managers), many of whom have had technical training as X-ray or CT technologists, reaching the 1,500 major hospitals in North America where 25,000 radiologists work, and an increasing number of gastroenterologists. Approximately 140 distributors are used for fulfillment. E-Z-EM also advertises in medical journals and displays at most national and international radiology and, more recently, gastroenterology conventions.

Outside North America, E-Z-EM products are marketed through a sales force of 20. E-Z-EM markets and distributes directly in the United Kingdom, Benelux and Tokyo, Japan, reaching major hospitals in these markets. Independent distributors are used in all other markets, such as Nycomed Amersham in Central and Eastern Europe, Bracco in Italy, and Astra in Scandinavia. Significant sales are made in Canada, the United Kingdom, Japan, Italy, Holland, Austria, Germany, Sweden, Spain and Australia. Foreign distributors are generally granted exclusive distribution rights, where permissible by applicable law, and some hold governmental product registrations in their names. New registrations are filed in E-Z-EM's name where permissible by applicable law.

E-Z-EM Competition

Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. E-Z-EM faces competition domestically from Mallinckrodt Inc., a wholly-owned subsidiary of Tyco International Ltd., as well as from small U.S. competitors, and faces competition outside of the U.S. E-Z-EM competes primarily on the basis of product quality, customer service, the availability of a full line of barium sulfate formulations tailored to user needs, and price.

Radiology procedures for which E-Z-EM supplies products complement, as well as compete with, endoscopic procedures such as colonoscopy and endoscopy. Such examinations involve direct visual inspection of the GI tract through the use of a flexible fiber optic instrument inserted into the patient by a gastroenterologist. The use of gastroenterology procedures has been growing in both upper and lower GI examinations as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs that successfully treat ulcers and other gastrointestinal disorders has tended to reduce the need for upper GI tract X-ray examinations.

E-Z-EM also competes in the medical device radiology market, which is highly competitive. To E-Z-EM's knowledge, no single company, domestic or foreign, competes with E-Z-EM across all of its medical device product lines. In electromechanical injectors and syringes, E-Z-EM's main competitors are Schering

AG and Mallinckrodt Inc. In needles and trays, E-Z-EM competes with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co. and various other competitors. E-Z-EM also encounters competition in the marketing of its other medical device products.

Significant Customers

Sales to Philips Medical Systems, Inc., which is a distributor of the Company's E-Z-EM products, were 13% of total net sales during 2002.

ANGIODYNAMICS SEGMENT

General

AngioDynamics, Inc. is a leading supplier of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease. The business addresses seven key areas:

o     Angiographic Products and Accessories

o     Image-Guided Vascular Access Products

o     Dialysis Products

o     Thrombolytic Products

o     PTA Dilation Catheters

o     Biliary Stents

o     Drainage Products

AngioDynamics' strategy is to continue to expand its product offerings to become a full-service provider to interventional radiologists in the global marketplace. AngioDynamics believes that it is the only full line supplier whose primary focus is interventional radiology, whereas other full line suppliers are focused on interventional cardiology. Except as otherwise noted in the following discussion, all AngioDynamics products are cleared for sale in the U.S., the European Community and Japan. AngioDynamics products are also sold in a number of other countries.

Interventional Radiology

Interventional radiology ("IR") is a rapidly growing area of medicine, according to the Society of Interventional Radiology. Interventional radiologists use their expertise in reading medical images (such as X-rays, magnetic resonance imaging, ultrasound and computed tomography) to guide small instruments such as catheters (tubes that measure just a few millimeters in diameter) through the blood vessels or other pathways to treat disease percutaneously (through the skin).

The improved ability to see inside the body with radiologic imaging and the development of tools such as balloon catheters, gave rise to IR in the mid-1970s. In 1992, the American Medical Association officially recognized IR as a medical specialty. Today there are more than 5,000 interventional radiologists in the U.S. AngioDynamics believes that the number of interventional radiological procedures is growing dramatically due to numerous advantages compared to more traditional surgical procedures:

o Most procedures can be performed on an outpatient basis or require only a short hospital stay.

o     General anesthesia usually is not required.

o     Risk, pain and recovery time are often significantly reduced.

o The procedures are generally less expensive than surgery or other alternatives.

As a consequence, AngioDynamics expects the market to expand for IR products as more physicians become trained in less invasive medical specialties and these procedures gain wider acceptance and become more widely performed in community hospitals as well as in major medical centers. Improvements in imaging and device technology also should expand the application of IR procedures.

Angiographic Products and Accessories

Angiographic products are used during procedures known as "angiograms" and "venograms", which provide images of the human peripheral vasculature and blood flow. Angiographic products include diagnostic catheters, fluid management products, and angiographic accessories specifically designed for IR.

AngioDynamics manufactures three lines of angiographic catheters - Soft-Vu(R), ANGIOPTIC(TM), and Accu-Vu(TM) - available in over 500 tip configurations and lengths, either as standard items or made to order.

o The market leading, proprietary Soft-Vu(R) technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy, attached to a more rigid shaft. AngioDynamics believes this technology offers physicians a safer alternative with less propensity to perforate or lacerate an artery or vein than certain competitive products.

o The ANGIOPTIC(TM) line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

o Introduced in September 2001, the Accu-Vu(TM) sizing catheter answers the market need for a highly visible, accurate measuring catheter to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu(TM) provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Markers are used primarily in preparation for aortic aneurysm stent graft (AAA) placement, percutaneous balloon angioplasty, peripherally placed vascular stents, or vena cava filters.

AngioDynamics also manufactures several lines of products used to administer fluids and contain blood and other biological wastes produced during an IR procedure. These products are designed to minimize exposure and risk for HIV and hepatitis. The AngioFill(TM) line controls airborne blood borne pathogens by aspirating a catheter and injecting the blood into an appropriate receptacle. The patented Pulse-Vu Needle(TM) controls airborne blood born pathogens and the spurting blood flow normally encountered in a femoral arterial puncture.

Image-Guided Vascular Access Products

Image-Guided Vascular Access ("IGVA") refers to using advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapy (such as chemotherapeutic agents, antibiotics and total parental feeding solutions) into the central circulatory system. In this manner, drugs can mix with a large volume of blood as compared to intravenous drug delivery that can harm individual vessels.

IGVA procedures include the placement of percutaneous inserted central catheter ("PICC") lines, implantable ports, and central venous catheters ("CVCs"). AngioDynamics offers three IGVA products:

o The V-Cath(R) PICC designed to facilitate easy placement and provide maximum patient comfort.

o The Chemo-Port(R) that maximizes options for patients with difficult and/or complex venous access needs. The port lock system is easy to attach and provides a secure connection.

o     The Chemo-Cath(R) that provides easy and convenient access.

AngioDynamics IGVA products are cleared for sale in the U.S.

Dialysis Products

The kidney removes excess water and chemical wastes from blood, permitting fresh blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Dialysis machines, connected to the body by catheters, are typically used to treat the problem. AngioDynamics currently offers three high flow dialysis catheters that allow the blood to be cleaned in a short period of time:

o The SchonCath(R) Chronic Dialysis Catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The SchonCath(R) is for long-term use.

o The More-Flow(TM) Chronic Dialysis Catheter permits easier insertion and delivers high flow rates. The material conforms well to the vessel anatomy, resulting in higher patient tolerance during extended use. The More-Flow(TM) is for long-term use.

o The SchonXL(R) Acute Dialysis Catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SchonXL(R) is for short-term use.

The More-Flow(TM) Chronic Dialysis Catheter is cleared for sale in the U.S. and is CE marked in the European common market. AngioDynamics plans to provide a broader line of dialysis catheters with higher flow rates and minimal site care requirements.

Thrombolytic Products

Thrombolytic products are used in a procedure to dissolve blood clots in hemodialysis access grafts, arteries and veins as well as other peripheral vessels. AngioDynamics' Pulse*Spray(R) Sets and UNI*FUSE(TM) Kits optimize the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of a lytic agent. These slits have been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three, as compared to other competitive catheters. This represents potentially significant healthcare cost savings and reduced complications associated with the use of larger volumes of lytic agent.

PTA Dilation Catheters

Percutaneous Transluminal Angioplasty ("PTA") procedures are used to open blocked arteries using a catheter that has a balloon at the tip of it. When the balloon is inflated, the pressure flattens the blockage against the artery wall to improve the blood flow. Balloon angioplasty is now the most common method for opening a blocked artery in the heart, legs, kidneys, arms, or neck. AngioDynamics' Workhorse(TM) is a rugged, high-pressure balloon offered in 54 configurations, at an economical price, for performing nearly 80% of all PTA procedures. The product is cleared for sale in the U.S., the European Community and several other countries.

Biliary Stents

Stents hold open passageways in the body that may have closed or become obstructed as a result of aging, disease or trauma. Stents are being used increasingly as an alternative or adjunct to surgical procedures to reduce procedure and recovery time, patient trauma and hospitalization.

The balloon expandable VISTAFLEX(TM) and OMNIFLEX(TM) biliary stents incorporate a platinum linked-looped design, constructed from a single strand of precision-formed alloy wire. Unlike stents constructed from stainless steel or nitinol that contain nickel, platinum offers no potential allergic response. These stents have virtually no foreshortening upon initial deployment and allow for accurate placement due to their visibility. Because of its platinum material and design characteristics, they are magnetic resonance angiography ("MRA") compatible. During MRA procedures, these stents have been shown to produce significantly less artifacts than stainless steel or nitinol stents. Artifacts can reduce the visibility of the stent lumen and make accurate assessment of the stent patency of that lumen more difficult.

The VISTAFLEX(TM) and OMNIFLEX(TM) stents for the treatment of biliary stricture are cleared for sale in the U.S. Biliary stricture, a condition common among hepatic and pancreatic cancer patients, is a narrowing of the bile duct as a result of tumor ingrowths. The VISTAFLEX(TM) and OMNIFLEX(TM) stents are marketed outside the U.S., in Europe and a number of other countries for peripheral vascular applications.

Drainage Products

AngioDynamics' Abscession(TM) General Drainage Catheter and Abscession(TM) Biliary Drainage Catheter drain abscesses, chest fluid, and urine percutaneously from the body. These products feature a soft catheter material that is intended to be more comfortable for the patient. The catheter also recovers its shape if bent or severely deformed when patients roll over and kink the catheters during sleep. These products are cleared for sale in the U.S., the European Community and several other countries.

AngioDynamics Research and Development and Engineering

AngioDynamics is actively engaged in ongoing product development with the goal of providing interventional radiologists with a steady stream of innovative new medical products. To support this goal, AngioDynamics operates Product Development and Feasibility departments with a total staff of 13.

On-site laboratory facilities at AngioDynamics' Queensbury, N.Y. headquarters support the development of new angiographic catheters, stents, balloons, dialysis products, thrombolytic devices and vascular access product lines. The Product Development group focuses on developing new medical devices in compliance with FDA and ISO standards.

The Feasibility group focuses on assessing the technical design, manufacturability and marketability of new product ideas in addition to managing AngioDynamics' intellectual property assets.

AngioDynamics research and development expenditures totaled $1,951,000, $1,426,000 and $1,642,000 in 2002, 2001 and 2000, respectively.

AngioDynamics Marketing

AngioDynamics products are marketed to interventional radiologists in the U.S. through a direct sales organization of 36 (including 4 regional managers). AngioDynamics seeks to build and maintain very close relationships with the 5,000 interventional radiologists in the U.S. This strong relationship is illustrated by the fact that Eamonn P. Hobbs, President and Chief Executive Officer of AngioDynamics, is the sole industry representative on the Society of Interventional Radiology (SIR) Strategic Planning Council. Outside the U.S., AngioDynamics markets its products via 37 international distributors, including two of the Company's wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights, where permissible by applicable law, on a country-by-country basis.

AngioDynamics Competition

AngioDynamics competes on the basis of product quality and innovation, sales, marketing and service effectiveness, and price. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources than AngioDynamics, focusing on its markets. Those products that the FDA has already cleared and those products that in the future receive FDA clearance will have to compete vigorously for market acceptance and market share.

Cook, Inc. (recently acquired by Guidant Corporation), Boston Scientific Corporation, Cordis Endovascular Systems, Inc. (a Johnson & Johnson company), C.R. Bard, Inc., Medtronic, Inc. and Guidant Corporation, among others, currently compete against AngioDynamics in the development, production and marketing of minimally invasive IR technology.

AngioDynamics believes that it is perceived as a market leader for angiographic catheters. AngioDynamics' major competitors are Cook, Inc., Cordis Endovascular Systems, Inc. and Boston Scientific Corporation.

In the vascular access market, AngioDynamics' major competitors are C.R. Bard, Inc., Cook, Inc., Deltec, Inc. and Arrow International, Inc. For the dialysis market, its major competitors are Medcomp, Inc., C.R. Bard, Inc., Boston Scientific Corporation and Quinton, Inc.

The competitive situation in the market for thrombolytic products is complex. The first level of competition is the medical profession, where each physician can decide if any artery or graft will be cleared surgically or by thrombolysis. If thrombolysis is used, the second level of competition is for the specific type of catheter or wire that will be used. AngioDynamics' primary competitors in this market are Boston Scientific Corporation, Micro Therapeutics, Inc., Cook, Inc. and Arrow International, Inc.

In the PTA balloon market, AngioDynamics competes against Cordis Endovascular Systems, Inc., Boston Scientific Corporation, Cook, Inc., and C.R. Bard, Inc.

GENERAL CORPORATE INFORMATION

The following information applies to both the Company's E-Z-EM and AngioDynamics segments.

Research and Development

The Company's research and development expenditures totaled $6,220,000, $5,391,000 and $4,880,000 in 2002, 2001 and 2000, respectively.

Raw Materials and Supplies

Most of the barium sulfate for the Company's X-ray fluoroscopy and CT imaging products is supplied by a number of European and U.S. manufacturers, with a minor portion being supplied by E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates. The Company believes that these sources should be adequate for its foreseeable needs.

The Company has generally been able to obtain adequate supplies of all components for its AngioDynamics business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect operations.

Patents and Trademarks

Although several products and processes are patented and the Company considers its trademarks to be a valuable marketing tool, the Company does not consider any single patent, group of patents, or trademarks to be materially important to its E-Z-EM business segment. E-Z-EM and AngioDynamics are examples of the Company's registered trademarks in the U.S.

The Company believes that success in the AngioDynamics products segment is dependent, to a large extent, on patent protection and the proprietary nature of its technology. The Company intends to file and prosecute patent applications for technology for which it believes patent protection is effective and advisable. The Company believes that issued patents covering Soft-Vu angiographic catheters, thrombolytic products and VISTAFLEX are significant to its AngioDynamics business segment.

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

Certain of the Company's products are subject to FDA regulation as medical devices and certain other products, such as various X-ray fluoroscopy products and CT imaging products, are regulated as pharmaceuticals. Outside of the U.S., the regulatory process and categorization of products vary on a country-by-country basis.

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

Employees

The Company employs 932 persons, 193 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 75 and 114 employees expire in December 2002 and December 2004, respectively. The Company considers employee relations to be satisfactory.

(d)   Financial Information Regarding Foreign and Domestic Operations and Export
      --------------------------------------------------------------------------
      Sales
      -----

The Company derived about 29% of its sales from customers outside the U.S. during 2002. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third-party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third-party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

The Company employs 317 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 163 foreign distributors to 81 countries outside of the U.S.

The net sales of each geographic area and the long-lived assets attributable to each geographic area are set forth in Note P to the Consolidated Financial Statements included herein.

Item 2. Properties
        ----------

The Company's headquarters are located in Westbury, New York. They consist of three buildings, one of which is owned by the Company, containing an aggregate of 183,800 square feet used for manufacturing E-Z-EM products, warehousing and administration. One of the Westbury facilities is leased to the Company by various lessors, including certain related parties. See "Certain Relationships and Related Transactions". AngioDynamics occupies manufacturing and warehousing facilities located in Queensbury, New York consisting of two buildings, one of which is owned by the Company, containing an aggregate of 29,312 square feet. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada occupies manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, one of which is owned by the Company, containing an aggregate of 109,950 square feet. E-Z-EM Canada also owns a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation.

Item 3. Legal Proceedings
        -----------------

The Company is presently involved in various claims, legal actions and complaints arising in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

                                              Class A           Class B
                                          ---------------   ---------------
                                           High     Low      High     Low
                                          ------   ------   ------   ------

    Fifty-two weeks ended June 1, 2002
    ----------------------------------

    First Quarter.....................    $ 5.65   $ 4.61   $ 5.45   $ 5.00
    Second Quarter....................      9.39     4.65     8.40     4.00
    Third Quarter.....................     10.00     5.25     8.00     4.75
    Fourth Quarter....................     14.05    10.18    12.00     8.25

    Fifty-two weeks ended June 2, 2001
    ----------------------------------

    First Quarter.....................    $ 8.00   $ 6.00   $ 7.38   $ 5.75
    Second Quarter....................      8.13     6.13     7.88     6.25
    Third Quarter.....................      6.25     5.25     6.25     4.75
    Fourth Quarter....................      5.69     5.10     5.70     4.00

As of August 5, 2002 there were 159 and 298 record holders of the Company's Class A and Class B common stock, respectively.

During fiscal 2002, 2001 and 2000, no dividends were declared. The Company will continue to evaluate its dividend policy on an ongoing basis. Any future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

On November 1, 2001, the Company issued 1,000 shares of non-voting Class B common stock to each of the following directors of the Company in consideration for services rendered as directors: Michael A. Davis, Paul S. Echenberg, James
L. Katz, Donald A. Meyer, David P. Meyers and Robert M. Topol. All such shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to directors of the Company.

Item 6. Selected Financial Data
        -----------------------

                                  Fifty-two                         Fifty-two
                                 weeks ended      Fifty-three      weeks ended
                            -------------------   weeks ended --------------------
                             June 1,    June 2,     June 3,    May 29,     May 30,
                              2002       2001        2000       1999        1998#
                            --------   --------    --------   --------    --------
                                     (in thousands, except per share data)
Income statement data:
  Net sales (1)...........  $122,133   $113,286    $113,868   $109,054    $104,652
  Gross profit (1)........    51,285     45,692      47,805     42,677      35,042
  Operating profit (loss).     1,906      3,525       8,599      7,242      (5,351)
  Earnings (loss) before
    income taxes..........     2,431      3,637       9,234      6,671      (5,534)
  Net earnings (loss).....       585      3,286       5,965      4,797      (5,967)
  Earnings (loss) per
    common share
      Basic (2)...........       .06        .33         .60        .48        (.60)
      Diluted (2).........       .06        .32         .58        .47        (.60)
  Weighted average common
    shares
      Basic (2)...........     9,848      9,881      10,013     10,077       9,952
      Diluted (2).........    10,160     10,145      10,314     10,314       9,952

                             June 1,    June 2,     June 3,    May 29,     May 30,
                              2002       2001        2000       1999        1998
                            --------    -------     -------    -------     -------
                                               (in thousands)
Balance sheet data:
  Working capital.........  $ 56,746    $56,184     $51,434    $48,430     $41,597
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities............    24,064     18,139      13,634     13,289       8,129
  Total assets............   102,281     97,455      99,085     96,059      90,706
  Long-term debt, less
    current maturities....       327        408         453        477         606
  Stockholders' equity....    83,522     81,004      80,034     75,291      71,223

----------------

# Includes the impairment charge of $4,121,000 relating to certain long-lived assets pertaining to the acquisition of Leocor, Inc., a wholly-owned subsidiary of AngioDynamics, Inc.

(1) Retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A for fiscal 2000, 1999 and 1998.

(2) Retroactively restated to reflect the total shares issued after the 3% stock dividend declared in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The Company's fiscal years ended June 1, 2002 and June 2, 2001 represent fifty-two weeks and the fiscal year ended June 3, 2000 represents fifty-three weeks.

Results of Operations

Segment Overview

The Company operates in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, non- prescription healthcare products and defense decontaminants. The E-Z-EM operating segment accounted for 76% of net sales for 2002, as compared to 80% for 2001 and 82% for 2000. The AngioDynamics operating segment, which includes angiographic products and accessories, image-guided vascular access products, dialysis products, thrombolytic products, PTA dilation catheters, biliary stents, and drainage products used in the interventional radiology marketplace, accounted for 24% of net sales for 2002, as compared to 20% for 2001 and 18% for 2000.

                                 E-Z-EM    AngioDynamics  Eliminations    Total
                                 ------    -------------  ------------    -----
                                                   (in thousands)

Year ended June 1, 2002
-----------------------

 Unaffiliated customer sales    $92,288       $29,845            --     $122,133
 Intersegment sales                  --         1,045       ($1,045)          --
 Gross profit (loss)             35,786        15,557           (58)      51,285
 Operating profit (loss)           (425)        2,389           (58)       1,906

Year ended June 2, 2001
-----------------------

 Unaffiliated customer sales    $90,610       $22,676            --     $113,286
 Intersegment sales                   1           714         ($715)          --
 Gross profit (loss)             34,770        10,972           (50)      45,692
 Operating profit (loss)          3,865          (290)          (50)       3,525

Year ended June 3, 2000
-----------------------

 Unaffiliated customer sales    $93,162       $20,706            --     $113,868
 Intersegment sales                   2         1,063       ($1,065)          --
 Gross profit                    37,896         9,858            51       47,805
 Operating profit (loss)          9,285          (739)           53        8,599

E-Z-EM Products

E-Z-EM segment operating results for 2002 declined by $4,290,000 due primarily to costs associated with the December 2001 closing of a Japanese facility and the Company's continued investment in the areas of virtual colonoscopy and CT injector systems. The Japanese facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. The Company's strategy is to service the large Japanese market with products manufactured in the U.S. As a result of this facility closing, the Company recorded a $1,393,000 charge to operations during 2002 consisting of i) a $1,262,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $100,000, and iii) a provision for inventory reserves of $31,000.

Excluding the Japanese facility closing costs, E-Z-EM segment operating results declined by $2,897,000 due primarily to increased operating expenses, slightly offset by increased sales and gross profit. Net sales increased 2%, or $1,678,000, due to increased sales of contract manufacturing products and CT imaging contrast and injector system sales. Price increases accounted for less than 1% of net sales for 2002. Gross profit expressed as a percentage of net sales improved to 39% for 2002, from 38% for 2001 due primarily to the favorable effects of changes in product mix and decreased overhead costs at the Company's Westbury facility. The decrease in overhead costs can be attributed, in large part, to severance costs of $332,000 incurred in 2001. Excluding the aforementioned facility closing costs, operating expenses increased $3,913,000 due, in large part, to: i) the full year effect of the establishment of a dedicated domestic sales force for the Company's CT injector systems in 2001;
ii) investment in new product introductions in the areas of CT imaging and virtual colonoscopy; and iii) increased administrative and research and development ("R&D") expenses.

E-Z-EM segment operating results for 2001 declined by $5,420,000 due to decreased sales and gross profit and increased operating expenses. Net sales decreased 3%, or $2,552,000, due to lower sales of X-ray fluoroscopy products, partially offset by increased sales of CT imaging contrast and injector systems and sales of contract manufacturing products. The lower sales of X-ray fluoroscopy products were due, in part, to the strength of the U.S. dollar, foreign currency exchange rate fluctuations, which adversely affected the translation of European, Canadian and Japanese sales to U.S. dollars for financial reporting purposes, and increased competitive pressures in Japan. Price increases accounted for approximately 1% of net sales for 2001. Gross profit expressed as a percentage of net sales declined to 38% for 2001, from 41% for 2000 due primarily to decreased production throughput and severance costs of $332,000, resulting from operational reorganizations. Increased operating expenses of $2,294,000 were attributable to: i) the reorganization of operations which resulted in severance and facility relocation expenses of $554,000; ii) an impairment charge of $450,000 relating to acquired patent rights to an oral magnetic resonance imaging ("MRI") contrast agent; iii) the establishment of a dedicated domestic sales force for the Company's CT injector systems; and iv) increased administrative and R&D expenses.

AngioDynamics Products

AngioDynamics segment operating results for 2002 improved by $2,679,000. The operating results for 2001 were adversely affected by the loss on sale of AngioDynamics Ltd. and related assets of $872,000 (described below). Excluding the effect of the loss on sale, AngioDynamics segment operating results improved by $1,807,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 32%, or $7,169,000, due primarily to increased sales of dialysis products, image-guided vascular access products, angiographic catheters, PTA dilation catheters and biliary stents in the domestic marketplace. Price increases had little effect on net sales in 2002. Gross profit expressed as a percentage of net sales improved to 50% for 2002, from 47% for 2001 due primarily to increased production throughput at the Company's Queensbury facility. Excluding the aforementioned loss on sale, operating expenses increased $2,778,000 primarily due to continued investment in sales force support and new product line extensions, and increased bonus compensation costs.

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

Excluding the loss on sale, AngioDynamics segment operating results improved by $1,321,000 due to increased sales and improved gross profit. Net sales increased 10%, or $1,970,000, due, in large part, to: increased sales of several products introduced in 2000, namely Workhorse(TM) PTA balloon catheters, Abscession(TM) fluid drainage catheters, and VISTAFLEX(TM) platinum biliary stents; and sales of OMNIFLEX(TM) stents, introduced in the third quarter of 2001. International sales increased 1% despite the Company's exit from the cardiovascular market. Price increases had little effect on net sales in 2001. Gross profit expressed as a percentage of net sales improved to 47% for 2001, as compared to 45% for 2000 due primarily to reduced unabsorbed overhead costs, resulting from the sale of the Irish facility, and increased production throughput at the Queensbury facility.

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note P to the Consolidated Financial Statements included herein.

Consolidated Results of Operations
----------------------------------

The Company reported net earnings of $585,000, or $.06 per common share on both a basic and diluted basis for 2002, as compared to net earnings of $3,286,000, or $.33 and $.32 per common share on a basic and diluted basis, respectively, for 2001, and net earnings of $5,965,000, or $.60 and $.58 per common share on a basic and diluted basis, respectively, for 2000. Results for 2002 were adversely affected by the $1,393,000 charge to close a Japanese facility. Increased operating expenses in both industry segments also adversely affected results for 2002. Results for 2002 were favorably affected by increased sales and improved gross profit in both industry segments.

Results for 2001 were adversely affected by decreased sales and gross profit in the E-Z-EM segment and several events, totaling pre-tax charges aggregating $2,774,000. These events consisted of: i) the reorganization of operations which resulted in severance and facility relocation expenses of $886,000; ii) the loss on sale of AngioDynamics Ltd. and related assets of $872,000; iii) an impairment charge of $566,000 relating to the Company's investment in Cedara Software Corporation; and iv) the MRI asset impairment charge of $450,000. Results for 2001 were favorably affected by the Company's reversal of a portion of its income tax valuation allowance against certain domestic tax benefits totaling $1,344,000, since, at that time, it was more likely than not that such benefits would be realized.

Net sales increased 8%, or $8,847,000, to $122,133,000 for 2002, and decreased 1%, or $582,000, to $113,286,000 for 2001. Net sales for 2002 were favorably affected by increased sales of AngioDynamics products of $7,169,000 and E-Z-EM products of $1,678,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for less than 1% of net sales for 2002. Net sales for 2001 were adversely affected by lower sales of E-Z-EM products of $2,552,000, partially offset by increased sales of AngioDynamics products of $1,970,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for approximately 1% of net sales for 2001.

Net sales in international markets, including direct exports from the U.S., increased less than 1%, or $71,000, to $35,690,000 for 2002 and decreased 5%, or $1,866,000, to $35,619,000 for 2001. For 2002, increased sales of contract manufacturing products were almost entirely offset by declines in sales across all other E-Z-EM product groups and declines in sales of AngioDynamics products. The decline for 2001 was due to lower sales of X-ray fluoroscopy products, partially offset by increased sales of contract manufacturing products. The lower sales of X-ray fluoroscopic products resulted from the factors previously disclosed in the segment overview.

Gross profit expressed as a percentage of net sales was 42% for 2002, as compared to 40% for 2001 and 42% for 2000. The improvement in gross profit, expressed as a percentage of net sales, for 2002 was due to increased gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview. The decline in gross profit, expressed as a percentage of net sales, for 2001 was due to reduced gross profit in the E-Z-EM segment, partially offset by improved gross profit in the AngioDynamics segment, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $41,766,000 for 2002, $35,904,000 for 2001 and $34,326,000 for 2000. The increase for 2002 compared to
2001 of $5,862,000, or 16%, was due to increased E-Z-EM S&A expenses of $3,609,000 and increased AngioDynamics S&A expenses of $2,253,000. Increased E-Z-EM S&A expenses resulted, in large part, from: i) the full year effect of the establishment of a dedicated domestic sales force for the Company's CT injector systems in 2001; ii) investment in new product introductions in the areas of CT imaging and virtual colonoscopy; and iii) increased administrative expenses. Increased AngioDynamics S&A expenses was primarily due to continued investment in sales force support and new product line extensions, and increased bonus compensation costs. The increase for 2001 compared to 2000 of $1,578,000, or 5%, was due to increased E-Z-EM S&A expenses, resulting from: i) the reorganization of operations which resulted in severance and facility relocation expenses of $459,000; ii) the asset impairment charge of $450,000; iii) the expansion of the domestic sales force; and iv) increased administrative expenses.

R&D expenditures for 2002 totaled $6,220,000, or 5% of net sales, as compared to $5,391,000, or 5% of net sales, for 2001 and $4,880,000, or 4% of net sales, for 2000. The increase for 2002 compared to 2001 of $829,000 was mainly due to increased spending relating to AngioDynamics projects of $525,000 and expenses associated with the development of new products in the field of virtual colonoscopy of $460,000. The increase for 2001 compared to 2000 of $511,000 was due primarily to redeployment of staff from other departments within the Company, increased spending relating to X-ray fluoroscopy and CT imaging projects of $351,000, and severance costs of $95,000, resulting from operational reorganizations. Of the R&D expenditures for 2002, approximately 39% relate to X-ray fluoroscopy and CT imaging projects, 31% to AngioDynamics projects, 17% to general regulatory costs, 8% to virtual colonoscopy projects, 3% to specialty diagnostic tests, and 2% to other projects. R&D expenditures are expected to continue at or exceed current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

Other income, net of other expenses, totaled $525,000 of income for 2002, compared to $112,000 of income for 2001 and $635,000 of income for 2000. The improvement for 2002 compared to 2001 was primarily due to the fact that, in 2001, the Company recorded an impairment charge of $566,000, relating to its investment in Cedara Software Corporation. Gains on the sale of investments of $202,000 and reduced foreign currency exchange losses of $104,000 were offset by decreased interest income of $527,000, resulting, in large part, from lower interest rates. The decline in other income for 2001 compared to 2000 was primarily due to the aforementioned impairment charge of $566,000 and increased foreign currency exchange losses of $128,000, partially offset by increased interest income of $189,000, resulting from the investment of AngioDynamics Ltd. sale proceeds.

Note I to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 2002, 2001 and 2000. For 2002, the Company's unusually high effective tax rate of 76% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized, and non-deductible expenses. For 2001, the Company's effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits, since, at that time, it was more likely than not that such benefits would be realized, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. For 2000, the Company's effective tax rate was 35% as compared to the Federal statutory tax rate of 34%. Losses incurred in a foreign jurisdiction subject to lower tax rates and the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, were virtually offset by earnings of the Puerto Rican subsidiary, which are subject to favorable U.S. tax treatment.

Liquidity and Capital Resources
-------------------------------

For 2002, capital expenditures, the purchase of intangible assets and the purchase of treasury stock were funded by cash provided by operations. For 2001, capital expenditures and the purchase of treasury stock were funded by cash provided by operations. For 2000, capital expenditures, the purchase of treasury stock and debt repayments were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. At June 1, 2002, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,204,000 as compared to $1,418,000 at June 2, 2001. The Company has available $1,309,000 under a bank line of credit of which no amounts were outstanding at June 1, 2002.

At June 1, 2002, approximately 67% of the Company's assets consist of inventories, accounts receivable, short-term debt and equity securities, and cash and cash equivalents. The current ratio was 4.66 to 1, with net working capital of $56,746,000, at June 1, 2002, compared to the current ratio of 5.24 to 1, with net working capital of $56,184,000, at June 2, 2001.

Net capital expenditures, primarily for machinery and equipment, were $3,393,000 for 2002, compared to $2,743,000 for 2001 and $3,206,000 for 2000. Of the 2002
expenditures, approximately $375,000 relates to the purchase of the Company's chemical processing facility in Nova Scotia, Canada and approximately $344,000 relates to the upgrading of the Company's information systems data center and mainframe platform in Westbury, New York. Of the 2001 and 2000 expenditures, approximately $833,000 and $703,000, respectively, relates to the upgrading of the Company's information systems at its Canadian subsidiary. No material increase in the aggregate level of capital expenditures is currently contemplated for 2003, except for the planned expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The Company expects this expansion to cost approximately $3,500,000, most of which will be expended in 2003. Although the Company has the necessary cash reserves to fund this expansion, it is currently seeking outside financing for this project.

In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B common stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A common stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B common stock by an additional $2,000,000. As of June 1, 2002, the

Company had repurchased 52,859 shares of Class A common stock and 430,789 shares of Class B common stock for approximately $3,409,000.

Forward-Looking Statements
--------------------------

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations, and competition, including alternative procedures which continue to replace traditional fluoroscopic procedures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Critical Accounting Policies
----------------------------

Financial Reporting Release No. 60, which was recently published by the Securities and Exchange Commission, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note A to the Consolidated Financial Statements included herein. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use greater degree of judgment and/or estimates. Actual results may differ from those estimates.

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition - The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery, including customer acceptance, has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine this criteria is not met, the Company's recognized results may be affected. The Company recognizes revenues as products are shipped, which is when title passes to customers.

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 32% of the Company's total accounts receivable balance for fiscal 2002 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

Income Taxes - In preparing the Company's financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of earnings. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of June 1, 2002, the Company's valuation allowance totaled $5,756,000. The total net deferred tax asset as of June 1, 2002 was $2,417,000.

Inventories - The Company values its inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on product expiration dating and the Company's estimated sales forecast of product demand, which is based on sales history and anticipated future demand. The Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Therefore, although every effort is made to ensure the accuracy of the Company's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and reported operating results.

Property, Plant and Equipment - Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the asset will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs

Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the 2001 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's international subsidiaries are denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 1, 2002, the Company's assets and liabilities would increase or decrease by $2,459,000 and $580,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,368,000 and $65,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at June 1, 2002, results of operations would be favorably or unfavorably impacted by approximately $732,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $16,045,000. The bonds bear interest at a floating rate established weekly. For 2002, the after-tax interest rate on the bonds approximated 1.9%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $160,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $1,204,000 at June 1, 2002, a change in interest rates would not materially impact results of operations or financial position. At June 1, 2002, the Company did not maintain any variable interest rate financing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

                                    Part III
                                    --------

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 15, 2002. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The following table sets forth certain information with respect to the Company's officers and directors.

            Name             Age                    Positions
            ----             ---                    ---------

Anthony A. Lombardo (3)..     55     President, Chief Executive Officer,
                                       Director
Dennis J. Curtin.........     55     Senior Vice President - Chief Financial
                                     Officer
Joseph J. Palma..........     60     Senior Vice President - Global Sales
Jeffrey S. Peacock.......     45     Senior Vice President - Global Scientific
                                       and Technical Operations
Brad S. Schreck..........     45     Senior Vice President - Global Marketing
Arthur L. Zimmet.........     66     Senior Vice President - Special Projects
Sandra D. Baron..........     50     Vice President - Global Human Resources
Robert M. Bloomfield.....     61     Vice President - Market Research
Craig A. Burk............     49     Vice President - Manufacturing
Joseph A. Cacchioli......     46     Vice President - Controller
Agustin V. Gago..........     43     Vice President - Global Contrast Business
                                      Unit
Peter J. Graham..........     36     Vice President - General Counsel and
                                       Secretary
Eamonn P. Hobbs..........     49     Vice President - AngioDynamics
Archie B. Williams.......     51     Vice President - Clinical Affairs and
                                       Medical Community Liaison
Howard S. Stern (1)(3)...     71     Chairman of the Board, Director
Robert J. Beckman........     54     Director
Michael A. Davis, M.D....     61     Medical Director, Director
Paul S. Echenberg (1)(2).     58     Chairman of the Board of E-Z-EM Canada,
                                       Director
James L. Katz CPA, JD....     66     Director
  (1)(2)(4)(5)
Donald A. Meyer (2)(3)(4)     68     Director
David P. Meyers (3)(5)...     38     Director
George P. Ward...........     64     Director

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

Mr. Palma has served as Senior Vice President - Global Sales since May 2002, and previously served as Senior Vice President - Sales and Marketing from 1999 to May 2002, Vice President - Sales and Marketing from 1996 to 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of the Company since 1994.

Mr. Peacock has served as Senior Vice President - Global Scientific and Technical Operations since July 2002, and previously served as Vice President - Scientific and Technical Operations from 2000 until July 2002. Mr. Peacock has been an employee of the Company since 1986.

Mr. Schreck has served as Senior Vice President - Global Marketing since May 2002. Prior to joining the Company, he served as a consultant for Vyteris, Inc. (pharmaceutical/drug delivery) and ACMI, Inc. (urology, gynecology, laproscopy) from 2000 until May 2002. From 1999 to 2000, he served as Vice President, World Wide Marketing of Surgical Dynamics Inc., a wholly-owned subsidiary of Tyco Inc. (spine/sports medicine). In 1999, he served as Vice President, Marketing and Sales Services of Implex Inc. (orthopedics). From 1996 to 1999, he served as Vice President, Worldwide Marketing and Product Development for Howmedica, a division of Pfizer (orthopedics).

Mr. Zimmet has served as Senior Vice President - Special Projects since 1988, and has been an employee of the Company since 1982.

Ms. Baron has served as Vice President - Global Human Resources since August 2002, and previously served as Vice President - Human Resources from 1995 until August 2002. She has been an employee of the Company since 1985.

Mr. Bloomfield has served as Vice President - Market Research since 2000, and has been an employee of the Company since 1985.

Mr. Burk has served as Vice President - Manufacturing since 1987.

Mr. Cacchioli has served as Vice President - Controller since 1988, and has been an employee of the Company since 1984.

Mr. Gago has served as Vice President - Global Contrast Business Unit since May 2002, and previously served as Vice President - International from 1997 until May 2002. He has been an employee of the Company since 1979.

Mr. Graham has served as Vice President - General Counsel and Secretary since 2001, and has been an employee of the Company since 1997.

Mr. Hobbs has served as Vice President - AngioDynamics since 1991, and has been an employee of the Company since 1988.

Mr. Williams has served as Vice President - Clinical Affairs and Medical Community Liaison since 2000, and previously served as Vice President - Imaging Products Management from 1993 to 2000. Mr. Williams has been an employee of the Company since 1980.

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

Mr. Beckman has been a director of the Company since August 2002. He is a founder and has been a Managing Partner of The Channel Group, a venture management and corporate advisory business focusing on global life sciences, since January 2002. Previously, he founded Intergen Co., a global leader focused on providing technology and biologicals to the pharmaceutical/biotechnology and clinical diagnostic industries, and served as its Chief Executive Officer from 1987 to December 2001. He is also the Chairman of the Board of Bio Sample Inc.

Dr. Davis has served as Medical Director and Director of the Company since 2000. Previously, he served as Medical Director/Technical Director and Director of the Company from 1997 to 2000, as Medical Director and Director of the Company from 1995 to 1996, and as Medical Director from 1994 to 1995. He has been Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist in Radiology at Massachusetts General Hospital since May 2002. He has also served as Senior Vice President and Chief Medical Officer of MedEView, Inc. (radiology informatics) since May 2002. Previously, he was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center from 1980 until May 2002. He also served as the President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc., during 1999. He is also a director of MacroChem Corp. and Amerimmune Pharmaceuticals, Inc.

Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and Director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and Director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, Huntington Mills (Canada) Ltd., ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., Matra Plast Industries Inc. and A.P. Plasman Corp. The Company has an investment in ITI Medical Technologies, Inc.

Mr. Katz has been a director of the Company since 1983. He is a founder of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. He is also a founder of Medical Imaging of Northbrook Court, LLC (screening and diagnostic imaging), and has served as an administrative member since October 2001. Previously, he had been a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., Lakeshore Management Group, LLC and Lifestart Wellness Network, LLC, as well as a member of the Board of Advisors of Jerusalem Global and The Patterson Group.

Mr. Meyer has been a director of the Company since 1968. Since 1995, he has acted as an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana. He is also a director of Site Santa Fe, Santa Fe Stages, Santa Fe Youth Symphony and Rancho de las Golondrinas.

Mr. Meyers has been a director of the Company since 1996. He is the founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since April 2002. He is also the founder of MedTest Express, Inc., an Atlanta, Georgia based provider of contracted laboratory services for home health agencies, and has served as its President, Chief Executive Officer and Director since 1994.

Mr. Ward has been a director of the Company since August 2002. He has served as Executive Vice President - Business Development of Health Center Internet Services, Inc. in San Francisco, California from 1997 until 2001. He served as a director and consultant for ALI Technologies, Inc. of Richmond, British Columbia, Canada from 1996 until July 2002. After service as a USAF officer, he began his career as a rocket engineer with Thiokol Chemical Corp. in 1962, then joined the General Electric Space Division as a program manager and marketing manager in 1966. After a GE corporate headquarters assignment in 1973, Mr. Ward moved to the GE Medical Business, where he managed the X-ray and other medical imaging businesses. In 1977, he became President/CEO/Director of Systron Donner Corp., Concord, California (then NYSE). In 1982, he became President/CEO/Director of Vitalink Communications Corp., Mountain View, California, and in 1986, he founded MEICOR, Inc., Pleasanton, California, as Chairman/CEO/Director. From 1987 until 1991, he was a World Wide Business Group Managing Director for Philips Medical, and since 1991, a director/consultant for several high technology companies. He also was a director of Blue Cross of California, Woodland Hills, California from 1986 to 1996.

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for 2002, 2001 and 2000, of (i) those persons who were, during 2002, Chief Executive Officer ("CEO") (Anthony A. Lombardo), (ii) those persons who were, at the end of 2002, each of the four most highly compensated executive officers of the Company other than the CEO, and (iii) the former President of E-Z-EM Canada, who was not an executive officer of the Company, but who is included in this table due to the level of his annual compensation during 2002 (collectively, the "Named Executive Officers"):

                                   Annual Compensation                  Long-Term Compensation
                           ----------------------------------  --------------------------------------
                                                                            Awards            Payouts
                                                               -----------------------------  -------
                                                     Other                     Securities
                                                     Annual    Restricted      Underlying              All Other
    Name and                                        Compensa-    Stock          Options        LTIP    Compensa-
    Principal              Fiscal  Salary    Bonus   tion (1)    Awards     ----------------  Payouts   tion (4)
    Position                Year     ($)      ($)      ($)        ($)        # (2)     # (3)    ($)       ($)
    ---------              ------ --------  ------- ---------  ----------   -------  -------  -------  ---------
Anthony A. Lombardo,....    2002  $320,000 $ 71,088    None       None        None     None     None   $ 33,402
President and Chief         2001   261,667   38,125    None       None        None     None     None     25,467
Executive Officer           2000    41,667    None     None       None      300,000    None     None     23,459
(effective April 2000)

Eamonn P. Hobbs,........    2002  $218,820 $114,880    None       None        None     None     None   $ 22,760
Vice President              2001   210,000   23,625    None       None        None    .2273     None     22,384
                            2000   209,166    None     None       None        None    .2273     None     21,973

Dennis J. Curtin,.......    2002  $179,430 $ 44,814    None       None        None     None     None   $ 25,352
Senior Vice President       2001   170,917   11,424    None       None        None     None     None     25,167
                            2000   167,333   42,308    None       None        None     None     None     24,147

Joseph J. Palma,........    2002  $169,488 $ 30,669    None       None        None     None     None   $ 30,683
Senior Vice President       2001   162,500    7,313    None       None        None     None     None     30,213
                            2000   159,792   54,457    None       None       10,000    None     None     30,221

Craig A. Burk,..........    2002  $163,538 $ 28,145    None       None        None     None     None   $ 20,961
Vice President              2001   153,750    6,559    None       None        None     None     None     20,876
                            2000   142,458   46,335    None       None       10,000    None     None     19,894

Pierre A. Ouimet,.......    2002  $166,969 $ 36,653    None       None        None     None     None   $ 24,285
Former President of         2001   175,550   39,624    None       None        None     None     None     24,512
E-Z-EM Canada               2000   223,844   45,344    None       None        None     None     None     22,295

----------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2002, 2001 and 2000 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 2002, 2001 or 2000 or $50,000; such amounts are, therefore, not reflected in the table.

(2)   Options are exercisable into Class B common stock of the Company.

(3) Options are exercisable into Class B common stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company. A total of 162.79 shares of AngioDynamics Class B common stock may be issued under this plan. A total of 500 shares of Class A and 500 shares of Class B common stock of AngioDynamics was issued and outstanding at June 1, 2002.

(4) For each of the Named Executive Officers other than Mr. Ouimet, the amounts reported include amounts contributed by the Company under its Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2002, 2001 and 2000, such amounts contributed were:
      $9,375, $1,333 and $0, respectively, for Mr. Lombardo; $9,115, $8,479 and
      $8,208, respectively, for Mr. Hobbs; $8,315, $8,015 and $7,107, respectively, for Mr. Curtin; $8,291, $7,706 and $7,830, respectively, for Mr. Palma; and $8,232, $8,053 and $7,194, respectively for Mr. Burk. For Mr. Ouimet, the amounts reported include amounts contributed by E-Z-EM Canada under a defined contribution plan. For 2002, 2001 and 2000, such amounts contributed were $8,348, $8,778 and $6,554, respectively.

      For each of the Named Executive Officers, the amounts reported include term life insurance premiums paid by the Company. For 2002, 2001 and 2000, such amounts paid were: $673, $780 and $105, respectively, for Mr. Lombardo; $395, $655 and $515, respectively, for Mr. Hobbs; $409, $524 and $412, respectively, for Mr. Curtin; $392, $507 and $391, respectively, for Mr. Palma; $379, $473 and $350, respectively, for Mr. Burk; and $450, $247 and $254, respectively, for Mr. Ouimet.

      For each of the Named Executive Officers, the amounts reported include premiums paid by the Company under split dollar life insurance arrangements ("arrangements"). Such amounts paid for each of 2002, 2001 and 2000 were:

      $23,354 for Mr. Lombardo; $13,250 for Mr. Hobbs; $16,628 for Mr. Curtin; $22,000 for Mr. Palma; $12,350 for Mr. Burk; and $15,487 for Mr. Ouimet. Under collateral assignment agreements, the Company will be entitled to the lesser of the cash surrender value of the policies or the advances it made, upon termination of these policies. The Company is currently reviewing these arrangements in light of the recent enactment of the Sarbanes-Oxley Act of 2002.

Option/SAR Grants Table

The Company did not grant any stock options or stock appreciation rights to any of the Named Executive Officers during 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning all exercises of stock options during 2002 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                  Number of
                                                  Securities       Value of
                                                  Underlying     Unexercised
                                                 Unexercised     In-the-Money
                                                  Options at      Options at
                                                 June 1, 2002    June 1, 2002
                                                     (#)            ($) (1)
                                                -------------   -------------

                       Shares        Value      Exercisable/     Exercisable/
                     Acquired on    Realized    Unexercisable    Unexercisable
      Name           Exercise (#)      ($)           (2)             (2)
      ----           ------------   ---------   -------------   -------------

Anthony A. Lombardo.     None          None       150,000/        $ 75,000/
                                                  150,000           75,000

Eamonn P. Hobbs.....     None          None        39,595/        $181,109/
                                                    None             None

Dennis J. Curtin....    15,000      $ 68,714       35,556/        $176,060/
                                                    None             None

Joseph J. Palma.....    22,510      $110,341       15,464/        $ 36,048/
                                                    None             None

Craig A. Burk.......     8,114      $ 23,452       30,259/        $130,582/
                                                    None             None

Pierre A. Ouimet....     None          None        38,240         $164,604/
                                                    None             None

----------

(1) Options are "in-the-money" if on June 1, 2002, the market price of the stock exceeded the exercise price of such options. At June 1, 2002, the closing price of the Company's Class B common stock was $9.00. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 1, 2002 and the aggregate exercise price of such options.

(2)   Options are exercisable into Class B common stock of the Company.

Compensation of Directors

On an annual basis, directors who are not employees of the Company are entitled to the following compensation: a retainer of $15,000; a fee of $1,000 for each board meeting attended; a fee of $250 for each telephonic board meeting attended; 1,000 shares of the Company's Class B common stock; and stock options for 1,000 shares of Class B common stock, which vest one year from date of grant. Directors who serve on committees of the Company and who are not employees of the Company are entitled to a fee of $500 for each committee meeting attended, except that the chairman of a committee is entitled to a fee of $1,000 for each committee meeting attended. The Chairman of the Board is entitled to twice the above-referenced fees. The three members of the special committee formed to evaluate the proposed recapitalization, Messrs. Katz, Meyer and Echenberg, each received an additional fee of $15,000 in consideration for their services.

Employment Contracts

See "Certain Relationships and Related Transactions" for a description of the consulting agreement between the Company and Howard S. Stern, the Chairman of the Company's board.

During 2000, the Company entered into an employment contract with Anthony A. Lombardo in his capacity as President and Chief Executive Officer. This employment contract provides for annual base salary currently at $300,000. In addition, Mr. Lombardo receives $20,000 per year in relocation expenses. The contract is cancellable at any time by either the Company or Mr. Lombardo, but provides for severance pay of one year's base salary in the event of termination by the Company without cause, as defined in the contract.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth information, as of August 5, 2002, as to the beneficial ownership of the Company's voting Class A common stock by each person known by the Company to own beneficially more than 5% of the Company's voting Class A common stock:

  Name and Address of                      Shares              Percent of
   Beneficial Owner                  Beneficially Owned          Class
   ----------------                  ------------------          -----

Howard S. Stern,..................        956,412 (1)             23.9
Chairman of the Board, Director
717 Main Street
Westbury, NY  11590

  Name and Address of                      Shares              Percent of
   Beneficial Owner                  Beneficially Owned          Class
   ----------------                  ------------------          -----

Betty K. Meyers,..................        200,000 (1)(6)           5.0
232 Lake Marina Drive, Unit 12B
New Orleans, LA  70124

David P. Meyers,..................        332,742 (1)(2)(6)        8.3
Director
813 Springdale Road
Atlanta, GA  30306

Jonas I. Meyers,..................        332,742 (1)(3)(6)        8.3
Director
904 Oakland Avenue
Ann Arbor, MI  48104

Stuart J. Meyers,.................        332,742 (1)(4)(6)        8.3
1841 Vermack Court
Dunwoody, GA  30338

Meyers Family Limited Partnership,        620,806 (1)(5)(6)       15.5
c/o David P. Meyers
1534 North Decatur Road, Suite 202
Atlanta, GA  30307

Dimensional Fund Advisors, Inc.,..        233,775 (7)              5.8
1299 Ocean Avenue
Santa Monica, CA  90401

Wellington Management Company,....        219,258 (7)              5.5
75 State Street
Boston, MA  02109

Ira Albert,.......................        200,400 (8)              5.0
1304 SW 160th Avenue, Suite 209
Ft. Lauderdale, FL  33326

----------

(1) The shares of Class A common stock listed as beneficially owned are subject to an irrevocable proxy granted to the members of the special committee of the Company's board to vote all of such shares in favor of the proposed recapitalization merger at the Company's Annual Meeting of Stockholders, currently scheduled for October 15, 2002.

(2) Includes 36,000 shares in which David P. Meyers has only a remainder interest. Betty K. Meyers holds a life estate in such shares. Also includes 139,991.75 shares beneficially owned by David P. Meyers as a result of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Information was derived from a Schedule 13D dated June 25, 2002.

(3) Includes 36,000 shares in which Jonas I. Meyers has only a remainder interest. Betty K. Meyers holds a life estate in such shares. Also includes 139,991.75 shares beneficially owned by Jonas I. Meyers as a result of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Information was derived from a Schedule 13D dated June 25, 2002.

(4) Includes 36,000 shares in which Stuart J. Meyers has only a remainder interest. Betty K. Meyers holds a life estate in such shares. Also includes 139,991.75 shares beneficially owned by Stuart J. Meyers as a result of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Information was derived from a Schedule 13D dated June 25, 2002.

(5) The Meyers Family Limited Partnership is beneficially owned by David P. Meyers, Jonas I. Meyers, Stuart J. Meyers and certain other Meyers family members and related trusts.

(6) Collectively, David P. Meyers, Jonas I. Meyers, Stuart J. Meyers, Betty K. Meyers and the Meyers Family Limited Partnership own an aggregate of 1,291,056 shares of Class A common stock, representing approximately 32.3% of the currently outstanding shares.

(7)   Information was derived from a Schedule 13G dated December 31, 2001.

(8)   Information was derived from a Schedule 13D dated January 8, 2002.

The following table sets forth information, as of August 5, 2002, as to the beneficial ownership of the Company's voting Class A and non-voting Class B common stock, by (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:

                                   Class A                    Class B
                           -----------------------    -----------------------
                              Shares       Percent       Shares       Percent
      Name of              Beneficially      of       Beneficially      of
  Beneficial Owner             Owned        Class       Owned (1)      Class
  ----------------         ------------    -------    ------------    -------

Howard S. Stern,...........    956,412(2)    23.9      1,149,243(2)     18.9
Chairman of the Board,
Director

David P. Meyers,...........    332,742(2)(3)  8.3        463,331(2)(4)   7.7
Director

Anthony A. Lombardo,.......       None         *         150,000         2.4
President, Chief Executive
Officer, Director

Paul S. Echenberg,.........        500         *          90,705         1.5
Chairman of the Board of
E-Z-EM Canada, Director (5)

Donald A. Meyer,...........     17,679         *          43,486          *
Director (5)

James L. Katz,.............        525         *          40,567          *
Director (5)

Dennis J. Curtin,..........      1,944         *          38,236          *
Senior Vice President

Eamonn P. Hobbs,...........         50         *          39,604          *
Vice President

Pierre A. Ouimet,..........        500         *          38,270          *
Former President of E-Z-EM
Canada

                                   Class A                    Class B
                           -----------------------    -----------------------
                              Shares       Percent       Shares       Percent
      Name of              Beneficially      of       Beneficially      of
  Beneficial Owner             Owned        Class       Owned (1)      Class
  ----------------         ------------    -------    ------------    -------

Craig A. Burk,.............       None         *          30,259          *
Vice President

Joseph J. Palma,...........       None         *          15,464          *
Senior Vice President

Michael A. Davis, M.D.,....       None         *          13,786          *
Medical Director, Director

Robert J. Beckman,.........       None         *            None          *
Director

George P. Ward,............       None         *            None          *
Director

All directors and executive
 officers as a group (22
 persons)..................  1,498,489 (3)   37.4      2,570,889 (4)    38.5

----------

*     Does not exceed 1%.

(1) Includes Class B common stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 5, 2002 as follows: Howard S. Stern (78,786), David P. Meyers (4,000), Anthony A. Lombardo (150,000), Paul S. Echenberg (76,015), Donald A. Meyer (20,077), James L. Katz (34,756), Dennis J. Curtin (35,556), Eamonn P. Hobbs (39,595), Pierre A. Ouimet (38,240), Craig A. Burk (30,259), Joseph J. Palma (15,464), Michael A. Davis, M.D. (11,091) and all directors and executive officers as a group (688,467).

(2) The shares of Class A and Class B common stock listed as beneficially owned are subject to an irrevocable proxy granted to the members of the special committee of the Company's board to vote all of such shares in favor of the proposed recapitalization merger at the Company's Annual Meeting of Stockholders, currently scheduled for October 15, 2002.

(3) Includes 36,000 shares in which Mr. Meyers has only a remainder interest. Betty K. Meyers holds a life estate in such shares. Also includes 139,991.75 shares beneficially owned by Mr. Meyers as a result of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership.

(4) Includes 239,874.27 shares beneficially owned by Mr. Meyers as a result of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership.

(5) Messrs. Katz, Meyer and Echenberg are the members of the special committee of the Company's board and, in this capacity, have been granted an irrevocable proxy by certain stockholders of the Company who collectively hold 2,567,242 shares of Class A common stock, or approximately 64.2% of the Company's voting power, to vote such shares in favor of the proposed recapitalization merger. Messrs. Katz, Meyer and Echenberg may be deemed to be the beneficial owners of the shares subject to the irrevocable proxy, but each of them disclaims such beneficial ownership.

Equity Compensation Plan Information

The following table sets forth information, as of June 1, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                        (a)                     (b)                     (c)
                                                                        Number of securities
                                                                        remaining available
                                                                        for future issuance
                        Number of securities    Weighted-average        under equity
                        to be issued upon       exercise price          compensation plans
                        exercise of             of outstanding          (excluding securities
                        outstanding options,    options, warrants       reflected in
Plan category           warrants and rights     and rights              column (a))
-------------           --------------------    -----------------       ---------------------
Equity compensation
plans approved
by security
holders                     1,421,994                 $5.93                    722,671 (1)

Equity compensation
plans not approved
by security holders              None                  None                       None

Total                       1,421,994                 $5.93                    722,671

(1) Consists of 615,812 shares reserved for issuance under the Company's 1983 and 1984 stock option plans and 106,859 shares reserved for issuance under the Company's 1985 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

A facility of the Company located in Westbury, New York is owned approximately 33% by Howard S. Stern, approximately 31% by Betty K. Meyers, a principal stockholder, and David P. Meyers, a principal stockholder and director of the Company, approximately 2% by other employees of the Company and approximately 34% by unrelated parties, which includes a 31% owner who manages the property. Aggregate rentals, including real estate tax payments, were $164,000 during 2002. The lease term expires in 2004.

Two facilities of the Company's wholly-owned subsidiary located in Tokyo, Japan are owned by Tohru Nagami, the subsidiary's President, and his mother. Aggregate rentals were $55,000 during 2002. The lease term expires in November 2002.

A facility of the Company located in Old Westbury, New York is owned by Howard
S. Stern. Aggregate rentals, including real estate tax payments, were $48,000 during 2002. The lease term expires in December 2002.

The Company has split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse) and Betty K. Meyers (the "insureds"). On an annual basis, the Company makes advances of approximately $100,000 per insured toward the cost of such life insurance policies. Through August 2000, such advances were interest bearing and payable to the Company annually by the insureds. In August 2000, the arrangements were modified, to conform to the Company's other split dollar life insurance arrangements, making future advances non-interest bearing. In May 2002, the Board of Directors approved a resolution to forgive any unpaid interest. Under collateral assignment agreements, the proceeds from the policies will first be used to repay all advances made by the Company. At June 1, 2002, the cash surrender value of such policies aggregated $1,026,000, and the aggregate amount of advances made by the Company totaled $1,000,000. The Company is currently reviewing these arrangements in light of the recent enactment of the Sarbanes-Oxley Act of 2002.

The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $126,000, during 2002.

The Company has engaged Donald A. Meyer, a director of the Company, for consulting services. Fees for such services were approximately $30,000, during 2002.

The Company's employment contract with Howard S. Stern, the Chairman of the Company's board, expired on November 30, 2001. Effective January 1, 2002, the Company entered into an agreement with Mr. Stern, pursuant to which Mr. Stern has agreed to provide certain services to the Company until December 31, 2004. The Company has agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Company, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is entitled to receive 36 equal monthly payments of $20,833.34, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Effective January 1, 2002, the Company extended the exercise period of Mr. Stern's fully vested, expiring stock options. The Company recorded a compensation charge of $173,000 during 2002 in connection with this decision.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

                                                                        Page
                                                                        ----

(a) l. Financial Statements
       --------------------

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in
Part IV of this report:

    Report of Independent Certified Public Accountants                    45

    Report of Independent Certified Public Accountants other than
        principal accountants                                             46

    Consolidated balance sheets - June 1, 2002 and June 2, 2001           47

    Consolidated statements of earnings - fifty-two weeks ended June 1,
        2002 and June 2, 2001 and fifty-three weeks ended June 3, 2000    49

    Consolidated statement of stockholders' equity and comprehensive income - fifty-two weeks ended June 1, 2002 and June 2, 2001
        and fifty-three weeks ended June 3, 2000                          50

    Consolidated statements of cash flows - fifty-two weeks ended June
        1, 2002 and June 2, 2001 and fifty-three weeks ended June
        3, 2000                                                           51

    Notes to consolidated financial statements                            53

(a) 2. Financial Statement Schedules
       -----------------------------

The following consolidated financial statement schedule is included in
        Part IV of this report:

    Schedule II - Valuation and qualifying accounts                       78

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

    3(ii)  Amended Bylaws                                                 (b)

    10.1   1983 Stock Option Plan                                         (c)

    10.2   1984 Directors and Consultants Stock Option Plan               (d)

    10.3   Employment Agreement dated April 3, 2000 between E-Z-EM, Inc.
           and Anthony A. Lombardo                                        (e)

    10.4   Income Deferral Program                                        (f)

    10.5   Agreement dated January 1, 2002 between E-Z-EM, Inc. and
           Howard S. Stern                                                79

                                                                         Page
                                                                         ----

(a)  3.  Exhibits (continued)
         --------------------

    13     Annual report to security holders                              (g)

    21     Subsidiaries of the Registrant                                 85

    22     Proxy statement to security holders                            (h)

    23     Consent of Independent Certified Public Accountants            86

    99.1   Certification Pursuant to Title 18, United States Code,
           Section 1350 as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)               87

    99.2   Certification Pursuant to Title 18, United States Code,
           Section 1350 as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                  88

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

No reports on Form 8-K were filed for the quarter ended June 1, 2002.

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

Date  August 29, 2002                      /s/ Howard S. Stern
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

Date  August 29, 2002                      /s/ Howard S. Stern
    -------------------                   ------------------------------------
                                           Howard S. Stern, Chairman of the
                                           Board, Director

Date  August 29, 2002                      /s/ Anthony A. Lombardo
    -------------------                   ------------------------------------
                                           Anthony A. Lombardo, President,
                                           Chief Executive Officer, Director

Date  August 29, 2002                      /s/ Dennis J. Curtin
    -------------------                   ------------------------------------
                                           Dennis J. Curtin, Senior Vice
                                           President - Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

Date  August 29, 2002                      /s/ Robert J. Beckman
    -------------------                   ------------------------------------
                                           Robert J. Beckman, Director

Date  August 29, 2002                      /s/ Michael A. Davis
    -------------------                   ------------------------------------
                                           Michael A. Davis, Director

Date  August 23, 2002                      /s/ Paul S. Echenberg
    -------------------                   ------------------------------------
                                           Paul S. Echenberg, Director

Date  August 29, 2002                      /s/ James L. Katz
    -------------------                   ------------------------------------
                                           James L. Katz, Director

Date  August 24, 2002                      /s/ Donald A. Meyer
    -------------------                   ------------------------------------
                                           Donald A. Meyer, Director

Date  August 29, 2002                      /s/ David P. Meyers
    -------------------                   ------------------------------------
                                           David P. Meyers, Director

Date  August 23, 2002                      /s/ George P. Ward
    -------------------                   ------------------------------------
                                           George P. Ward, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of June 1, 2002 and June 2, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the fifty-two weeks ended June 1, 2002 and June 2, 2001 and the fifty-three weeks ended June 3, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain subsidiary as of and for the fifty-two weeks ended June 2, 2001, and for the fifty-three weeks ended June 3, 2000, which statements reflect total assets constituting approximately 17% as of June 2, 2001 and net sales constituting approximately 12% in 2001 and 2000 of the related consolidated totals. Those statements were audited by another auditor, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary for the aforementioned periods, is based solely upon the report of the other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 1, 2002 and June 2, 2001, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended June 1, 2002 and June 2, 2001 and the fifty-three weeks ended June 3, 2000 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at
Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP
Certified Public Accountants

Melville, New York
July 29, 2002

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the shareholder of E-Z-EM Canada Inc.

We have audited the consolidated balance sheet of E-Z-EM CANADA INC. as of May 31, 2001 and the consolidated statements of income, retained earnings and cash flows for the years ended May 31, 2001 and 2000 included in the consolidated financial statements of E-Z-EM, Inc. as of June 2, 2001 and June 3, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2001 and the results of its operations and its cash flows for the years ended May 31, 2001 and 2000 in accordance with accounting principles generally accepted in the United States of America.


/s/ Jacques Davis Lefaivre
Chartered Accountants

Montreal, July 6, 2001

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                         June 1,     June 2,
              ASSETS                                      2002        2001
                                                         ------      ------

CURRENT ASSETS
   Cash and cash equivalents                           $  8,019     $ 4,391
   Debt and equity securities                            16,045      13,748
   Accounts receivable, principally
     trade, net of allowance for
     doubtful accounts of $848 in
     2002 and $661 in 2001                               17,721      23,371
   Inventories                                           26,251      22,021
   Other current assets                                   4,218       5,901
                                                        -------      ------

       Total current assets                              72,254      69,432

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and
   amortization                                          19,187      19,750

GOODWILL, less accumulated amortization
   of $258 in 2002 and $257 in 2001                         377         376

INTANGIBLE ASSETS, less accumulated
   amortization of $668 in 2002 and
   $546 in 2001                                           1,557       1,329

DEBT AND EQUITY SECURITIES                                1,984         846

INVESTMENTS AT COST                                         600

OTHER ASSETS                                              6,322       5,722
                                                        -------      ------

                                                       $102,281     $97,455
                                                        =======      ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                         June 1,     June 2,
    LIABILITIES AND STOCKHOLDERS' EQUITY                  2002        2001
                                                         ------      ------

CURRENT LIABILITIES
   Notes payable                                       $    698     $   854
   Current maturities of long-term debt                     179         156
   Accounts payable                                       6,841       4,798
   Accrued liabilities                                    7,292       7,329
   Accrued income taxes                                     498         111
                                                        -------      ------

       Total current liabilities                         15,508      13,248

LONG-TERM DEBT, less current maturities                     327         408

OTHER NONCURRENT LIABILITIES                              2,924       2,795
                                                        -------      ------

       Total liabilities                                 18,759      16,451
                                                        -------      ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
     authorized, 1,000,000 shares; issued, none
   Common stock
     Class A (voting), par value $.10 per
       share - authorized, 6,000,000 shares;
       issued and outstanding 4,002,188 shares
       in 2002 and 4,011,396 shares in 2001
       (excluding 52,859 and 41,860 shares held in
       treasury in 2002 and 2001, respectively)             400         401
     Class B (non-voting), par value $.10 per
       share - authorized, 10,000,000 shares;
       issued and outstanding 5,983,517 shares
       in 2002 and 5,843,426 shares in 2001
       (excluding 430,789 and 395,251 shares held
       in treasury in 2002 and 2001, respectively)          598         584
   Additional paid-in capital                            21,062      20,066
   Retained earnings                                     63,723      63,138
   Accumulated other comprehensive loss                  (2,261)     (3,185)
                                                        -------      ------

       Total stockholders' equity                        83,522      81,004
                                                        -------      ------

                                                       $102,281     $97,455
                                                        =======      ======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                            Fifty-two weeks ended    Fifty-three
                                            ---------------------    weeks ended
                                             June 1,     June 2,       June 3,
                                              2002        2001          2000
                                             ------      ------        ------

Net sales                                   $122,133     $113,286     $113,868

Cost of goods sold                            70,848       67,594       66,063
                                             -------      -------      -------

      Gross profit                            51,285       45,692       47,805
                                             -------      -------      -------

Operating expenses
  Selling and administrative                  41,766       35,904       34,326
  Loss on sale of subsidiary
    and related assets                                        872
  Asset impairment and facility
    closing costs                              1,393
  Research and development                     6,220        5,391        4,880
                                             -------      -------      -------

    Total operating expenses                  49,379       42,167       39,206
                                             -------      -------      -------

      Operating profit                         1,906        3,525        8,599

Other income (expense)
  Interest income                                378          905          716
  Interest expense                              (273)        (290)        (253)
  Other, net                                     420         (503)         172
                                             -------      -------      -------

      Earnings before income taxes             2,431        3,637        9,234

Income tax provision                           1,846          351        3,269
                                             -------      -------      -------

      NET EARNINGS                          $    585     $  3,286     $  5,965
                                             =======      =======      =======

Earnings per common share
  Basic                                     $    .06     $    .33     $    .60
                                             =======      =======      =======

  Diluted                                   $    .06     $    .32     $    .58
                                             =======      =======      =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

       Fifty-two weeks ended June 1, 2002 and June 2, 2001 and fifty-three weeks ended June 3, 2000
                        (in thousands, except share data)

                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other                 Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive             hensive
                                  Shares   Amount    Shares   Amount   capital    earnings     (loss)       Total     income
                                ---------  ------  ---------  ------  ----------  --------  -------------  -------    ------
Balance at May 29, 1999         4,035,346   $403   6,058,277   $606    $21,917    $53,887     $(1,522)     $75,291
Exercise of stock options          17,910      2     137,373     13        807                                 822
Income tax benefits on
  stock options exercised                                                  119                                 119
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                     15,275      2         74                                  76
Purchase of treasury stock        (38,145)    (4)   (301,648)   (30)    (2,401)                             (2,435)
Net earnings                                                                        5,965                    5,965    $5,965
Unrealized holding gain on
  debt and equity securities                                                                      871          871       871
Foreign currency translation
  adjustments                                                                                    (680)        (680)     (680)
                                ---------    ---   ---------    ---     ------     ------       -----       ------     -----

Comprehensive income                                                                                                  $6,156
                                                                                                                       =====

Balance at June 3, 2000         4,015,111    401   5,909,277    591     20,521     59,852      (1,331)      80,034
Exercise of stock options                              8,711      1         38                                  39
Income tax benefits on
  stock options exercised                                                    3                                   3
Compensation related to
  stock option plans                                                         5                                   5
Issuance of stock                                      6,941      1         45                                  46
Purchase of treasury stock         (3,715)           (81,503)    (9)      (546)                               (555)
Net earnings                                                                        3,286                    3,286    $3,286
Unrealized holding losses on
  debt and equity securities:
    Arising during the year                                                                    (2,215)      (2,215)   (2,215)
    Reclassification adjustment
      for losses included in
      net earnings                                                                                349          349       349
Foreign currency translation
  adjustments
    Arising during the year                                                                      (982)        (982)     (982)
    Reclassification adjustment
      for sale of investment
      in a foreign entity                                                                         994          994       994
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $1,432
                                                                                                                       =====

Balance at June 2, 2001         4,011,396    401   5,843,426    584     20,066     63,138      (3,185)      81,004
Exercise of stock options           1,791            168,392     17        842                                 859
Income tax benefits on
  stock options exercised                                                  272                                 272
Compensation related to
  stock option plans                                                       178                                 178
Issuance of stock                                      7,237      1         51                                  52
Purchase of treasury stock        (10,999)    (1)    (35,538)    (4)      (347)                               (352)
Net earnings                                                                          585                      585    $  585
Unrealized holding gain on
  debt and equity securities                                                                      620          620       620
Foreign currency translation
  adjustments                                                                                     304          304       304
                                ---------    ---   ---------    ---     ------     ------       -----        -----     -----

Comprehensive income                                                                                                  $1,509
                                                                                                                       =====

Balance at June 1, 2002         4,002,188   $400   5,983,517   $598    $21,062    $63,723     $(2,261)     $83,522
                                =========    ===   =========    ===     ======     ======       =====       ======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Fifty-two weeks ended    Fifty-three
                                            ---------------------    weeks ended
                                             June 1,     June 2,       June 3,
                                              2002        2001          2000
                                             ------      ------        ------

Cash flows from operating activities:
  Net earnings                               $   585      $ 3,286      $ 5,965
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization            2,788        2,797        2,803
      Impairment of long-lived assets          1,312          450
      Impairment of equity securities                         566
      Provision for doubtful accounts            221           88           37
      Loss on sale of subsidiary and
        related assets                                        872
      (Gain) loss on sale of assets              (12)           5
      Deferred tax benefit                       (58)      (1,269)         (40)
      Stock option compensation cost             178            5            5
      Other non-cash items                        46           41           70
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                  5,429       (1,428)        (389)
          Inventories                         (4,230)       3,555          118
          Other current assets                 1,829       (1,422)        (334)
          Other assets                          (666)        (701)        (814)
          Accounts payable                     2,043       (1,227)        (936)
          Accrued liabilities                    (37)        (421)          62
          Accrued income taxes                   662         (374)        (241)
          Other noncurrent liabilities           100          155          162
                                              ------       ------       ------

            Net cash provided by
              operating activities            10,190        4,978        6,468
                                              ------       ------       ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                 (3,393)      (2,743)      (3,206)
  Proceeds from sale of subsidiary and
    related assets                                          3,250
  Proceeds from sale of assets                    65            7           33
  Purchase of intangible assets                 (400)
  Investment at cost                            (600)
  Available-for-sale securities
    Purchases                                (85,660)     (97,415)     (36,845)
    Proceeds from sale                        82,863       91,718       34,010
                                              ------       ------       ------

      Net cash used in investing
        activities                            (7,125)      (5,183)      (6,008)
                                              ------       ------       ------

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)

                                            Fifty-two weeks ended    Fifty-three
                                            ---------------------    weeks ended
                                             June 1,     June 2,       June 3,
                                              2002        2001          2000
                                             ------      ------        ------

Cash flows from financing activities:
  Repayments of debt                         $(8,264)     $(3,878)     $(1,100)
  Proceeds from issuance of debt               8,111        3,807           26
  Proceeds from exercise of stock
    options                                      859           39          822
  Purchase of treasury stock                    (352)        (555)      (2,435)
  Proceeds from issuance of stock in
    connection with the stock purchase
    plan                                           6            5            6
                                               -----        -----        -----

      Net cash provided by (used in)
        financing activities                     360         (582)      (2,681)
                                               -----        -----        -----

Effect of exchange rate changes on
  cash and cash equivalents                      203         (405)        (269)
                                               -----        -----        -----

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                   3,628       (1,192)      (2,490)

Cash and cash equivalents
  Beginning of year                            4,391        5,583        8,073
                                               -----        -----        -----

  End of year                                 $8,019       $4,391       $5,583
                                               =====        =====        =====

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                $   74       $  184       $   95
                                               =====        =====        =====

      Income taxes (net of $950, $7
        and $16 in refunds in 2002,
        2001 and 2000, respectively)          $  166       $2,618       $3,577
                                               =====        =====        =====

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

      Nature of Business
      ------------------

      The Company is primarily engaged in developing, manufacturing and marketing medical products used by radiologists, gastroenterologists and speech language pathologists for diagnostic imaging of diseases and disorders of the GI tract, which includes testing for swallowing disorders (dysphagia) and colorectal cancers. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease (see Note P).

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

      Fiscal Year
      -----------

      The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 2002 and 2001 ended on June 1, 2002 and June 2, 2001, respectively, for reporting periods of fifty-two weeks and fiscal year 2000 ended on June 3, 2000 for a reporting period of fifty-three weeks.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $770,000 and $3,281,000 at June 1, 2002 and June 2, 2001, respectively.
      The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $3,579,000 and $1,123,000 at June 1, 2002 and June 2, 2001, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

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

      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,666,000, $2,653,000 and $2,610,000 in 2002, 2001 and 2000, respectively.

      Accounting for Business Combinations, Goodwill and Intangible Assets
      --------------------------------------------------------------------

      As of June 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that no impairment existed as of June 3, 2001. Net earnings for 2001 and 2000 would have changed by approximately $11,000, net of tax, respectively, if the recorded goodwill amortization was added back. Basic and diluted earnings per share in such periods would have been unchanged. Annual amortization of intangibles will approximate $122,000 for each of the next five years.

      Prior to June 3, 2001, goodwill was amortized on a straight-line basis over 40 years. Amortization of goodwill was $16,000 in 2001 and 2000, respectively. On an ongoing basis, goodwill will be tested for impairment periodically in accordance with SFAS No. 142.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Intangible assets are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Amortization of intangible assets was $122,000, $128,000 and $177,000 in 2002, 2001 and 2000, respectively.

      On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note E).

      Revenue Recognition
      -------------------

      The Company recognizes revenues as products are shipped, which is when title passes to customers.

      Advertising
      -----------

      All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $1,505,000, $989,000 and $1,103,000 in 2002, 2001 and 2000, respectively.

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

      Foreign Currency Translation
      ----------------------------

      In accordance with SFAS No. 52, "Foreign Currency Translation," the Company has determined that the functional currency for its foreign subsidiaries is the local currency. This assessment considers that the day-to-day operations are not dependent upon the economic environment of the parent's functional currency, financing is effected through their own operations, and the foreign operations primarily generate and expend foreign currency. Foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity.

      Earnings Per Common Share
      -------------------------

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                              2002        2001        2000
                                             ------      ------      ------

      Basic                                 9,848,473   9,881,299  10,012,973
      Effect of dilutive securities
        (stock options)                       311,347     264,105     301,198
                                           ----------  ----------  ----------

      Diluted                              10,159,820  10,145,404  10,314,171
                                           ==========  ==========  ==========

      Excluded from the calculation of earnings per common share, are options to purchase 70,583, 446,663 and 441,880 shares of common stock at June 1, 2002, June 2, 2001 and June 3, 2000, respectively, as their inclusion would be anti-dilutive. The ranges of exercise prices on the excluded options were $9.00 to $12.49 per share at June 1, 2002, $7.07 to $12.49 per share at June 2, 2001 and $6.50 to $12.49 per share at June 3, 2000.

      Use of Estimates and Fair Value of Financial Instruments
      --------------------------------------------------------

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

      The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash and cash equivalents, accounts receivable and accounts payable, and the interest rates associated with its notes payable and debt.

      Effects of Recently Issued Accounting Pronouncements
      ----------------------------------------------------

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this statement may have.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

      Reclassifications
      -----------------

      Pursuant to the FASB EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted in fiscal 2001, the Company has reclassified freight billed to customers from selling and administrative expenses to net sales, and has reclassified related freight costs from selling and administrative expenses to cost of goods sold. Fiscal 2000 amounts have been restated to conform to this presentation. This change had no effect on the dollar amount of the Company's operating profit or net earnings.

NOTE B - COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, are as follows:

                                                2002         2001         2000
                                               ------       ------       ------
                                                      (in thousands)

      Net earnings                             $  585       $3,286       $5,965
      Unrealized holding gain (loss) on
        debt and equity securities:
          Arising during the year, net of
            income tax provision (benefit)
            of $16, $(560) and $183 in
            2002, 2001 and 2000,                  620       (2,215)         871
            respectively
          Reclassification adjustment for
            losses included in net
            earnings, net of income tax
            benefit of $217 in 2001                            349
      Foreign currency translation
        adjustments:
          Arising during the year                 304         (982)        (680)
          Reclassification adjustment for
            sale of investment in a
            foreign entity                                     994
                                                -----        -----        -----

              Comprehensive income             $1,509       $1,432       $6,156
                                                =====        =====        =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE B - COMPREHENSIVE INCOME (continued)

      The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                         June 1,     June 2,
                                                          2002        2001
                                                         ------      ------
                                                           (in thousands)

     Unrealized holding gain on debt and equity
       securities, net of income tax liability of
       $59 and $43 at June 1, 2002 and June 2,
       2001, respectively                                $   818    $   198
     Cumulative translation adjustments                   (3,079)    (3,383)
                                                           -----      -----

         Accumulated other comprehensive loss            $(2,261)   $(3,185)
                                                           =====      =====

NOTE C - INVESTMENT AT COST

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

NOTE D - SALE OF SUBSIDIARY AND RELATED ASSETS

      On July 27, 2000, AngioDynamics sold all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the first quarter of 2001. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, the buyer manufactured certain interventional radiology products sold by AngioDynamics.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE E - ASSET IMPAIRMENT CHARGES

      During the second quarter of 2002, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,393,000 charge to operations during 2002, within the E-Z-EM operating segment, consisting of i) a $1,262,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $100,000, and iii) a provision for inventory reserves of $31,000.

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's E-Z-EM operating segment recorded impairment charges of $50,000 and $450,000 during the first quarter of 2002 and 2001, respectively, relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it believed that the market for this technology was significantly less than previously projected. The impairment charges represented the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charges had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2002 and 2001, the impairment charges are included in the consolidated statements of earnings under the caption "Selling and administrative".

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE F - DEBT AND EQUITY SECURITIES

      Debt and equity securities at June 1, 2002 and June 2, 2001 consist of the following:

                                                                   Unrealized
                                            Amortized     Fair      holding
                                              cost        value       gain
                                            ---------     -----    ----------
                                                     (in thousands)

  At June 1, 2002
  ---------------
    Current
    -------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Debt securities with maturities
          Due in 1 through 10 years          $ 2,845      $ 2,845
          Due after 10 years and through
            20 years                           5,700        5,700
          Due after 20 years                   7,500        7,500
                                              ------       ------

                                             $16,045      $16,045
                                              ======       ======
    Noncurrent
    ----------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Equity securities                    $ 1,106      $ 1,983       $  877
        Other                                      1            1
                                              ------       ------        -----

                                             $ 1,107      $ 1,984       $  877
                                              ======       ======        =====

  At June 2, 2001
  ---------------
    Current
    -------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Debt securities with maturities
          Due in 1 through 10 years          $ 2,645      $ 2,645
          Due after 10 years and through
            20 years                           1,055        1,055
          Due after 20 years                  10,000       10,000
        Other                                     48           48
                                              ------       ------

                                             $13,748      $13,748
                                              ======       ======
    Noncurrent
    ----------
    Available-for-sale securities
      (carried on the balance sheet
      at fair value)
        Equity securities                    $   604      $   845       $  241
        Other                                      1            1
                                              ------       ------        -----

                                             $   605      $   846       $  241
                                              ======       ======        =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE F - DEBT AND EQUITY SECURITIES (continued)

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

NOTE G - INVENTORIES

      Inventories consist of the following:

                                                         June 1,     June 2,
                                                          2002        2001
                                                         ------      ------
                                                           (in thousands)

      Finished goods                                    $13,939     $11,093
      Work in process                                     2,237       1,826
      Raw materials                                      10,075       9,102
                                                         ------      ------

                                                        $26,251     $22,021
                                                         ======      ======

NOTE H - PROPERTY, PLANT AND EQUIPMENT, AT COST

      Property, plant and equipment are summarized as follows:

                                             Estimated
                                              useful       June 1,     June 2,
                                               lives        2002        2001
                                             ---------     ------      ------
                                                             (in thousands)

      Building and building
        improvements                      10 to 39 years  $12,601     $12,064
      Machinery and equipment              2 to 10 years   33,051      32,578
      Leasehold improvements               Term of lease    1,616       1,736
                                                           ------      ------

                                                           47,268      46,378
      Less accumulated depreciation
        and amortization                                   30,500      30,050
                                                           ------      ------

                                                           16,768      16,328
      Land                                                  2,419       3,422
                                                           ------      ------

                                                          $19,187     $19,750
                                                           ======      ======

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE I - INCOME TAXES

      Income tax expense analyzed by category and by income statement classification is summarized as follows:

                                                2002        2001        2000
                                               ------      ------      ------
                                                       (in thousands)

      Current
        Federal                               $  824       $  952       $2,304
        State and local                           42          123          199
        Foreign                                1,038          545          806
                                               -----        -----        -----

          Subtotal                             1,904        1,620        3,309

      Deferred                                   (58)      (1,269)         (40)
                                               -----        -----        -----

          Total                               $1,846       $  351       $3,269
                                               =====        =====        =====

      Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                            June 1,      June 2,
                                                             2002         2001
                                                            ------       ------
                                                              (in thousands)

      Deferred tax assets
        Capital loss carryforward                           $1,219       $1,313
        Tax operating loss carryforwards                     1,964        1,297
        Tax credit carryforwards                               136          131
        Alternative minimum tax ("AMT") credit
          carryforward                                           4            4
        Impairment of long-lived assets                      2,935        2,603
        Expenses incurred not currently deductible           1,051        1,133
        Deferred compensation costs                            767          693
        Inventories                                            724          646
        Write-down of investment in affiliate                  496          496
        Other                                                  112          103
                                                             -----        -----

            Gross deferred tax asset                         9,408        8,419
                                                             -----        -----

      Deferred tax liabilities
        Excess tax over book depreciation                    1,146        1,108
        Tax on unremitted profits of Puerto
          Rican subsidiary                                      63           72
        Other                                                   26           23
                                                             -----        -----

            Gross deferred tax liability                     1,235        1,203

      Valuation allowance                                   (5,756)      (4,842)
                                                             -----        -----

            Net deferred tax asset                          $2,417       $2,374
                                                             =====        =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE I - INCOME TAXES (continued)

      In 1994, the Company sold to its Canadian subsidiary warrants to purchase 396,396 shares of stock in Cedara. This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset. In 2001, as a result of recording an impairment on the aforementioned asset (see Note F), the temporary difference was eliminated and a deferred tax asset, relating to the future tax benefit from the impairment loss, with a full valuation allowance was recorded.

      During the first quarter of 2001, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

      If not utilized, the tax operating and capital loss carryforwards will expire in various amounts over the years 2003 through 2007. The tax credit carryforwards will expire in various amounts over the years 2003 through 2017.

      Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

      At June 1, 2002, undistributed earnings of certain foreign subsidiaries aggregated $16,673,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $834,000.

      Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                           June 1,     June 2,
                                                            2002        2001
                                                           ------      ------
                                                             (in thousands)

      Current - Other current assets                        $1,592     $1,446
      Current - Accrued income taxes                           (63)       (72)
      Noncurrent - Other assets                              1,492      1,559
      Noncurrent - Other noncurrent liabilities               (604)      (559)
                                                             -----      -----

        Net deferred tax asset                              $2,417     $2,374
                                                             =====      =====

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE I - INCOME TAXES (continued)

      Earnings before income taxes for U.S. and international operations consist of the following:

                                                2002        2001        2000
                                               ------      ------      ------
                                                       (in thousands)

      U.S.                                    $2,096       $2,395      $7,789
      International                              335        1,242       1,445
                                               -----        -----       -----

                                              $2,431       $3,637      $9,234
                                               =====        =====       =====

      The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings before income taxes for the following reasons:

                                                 2002         2001       2000
                                                ------       ------     ------
                                                        (in thousands)

      Income tax provision                      $1,846       $  351     $3,269
      Effect of:
        State income taxes, net of Federal
          tax benefit                              (44)         (94)      (128)
        Research and development credit             43           52         22
        Earnings (losses) of the Puerto
          Rico subsidiary, net of Puerto
          Rico Corporate tax and Tollgate
          tax                                      (30)          85        223
        Extraterritorial income exclusion           26
        Earnings of the Foreign Sales
          Corporation                                            11         22
        Tax-exempt portion of investment
          income                                    98          182        111
        Change in valuation allowance              101        1,089         94
        Losses of foreign entities
          generating no current tax
          benefit                               (1,041)        (353)      (445)
        Nondeductible expenses                    (338)        (254)      (187)
        Other                                      166          168        159
                                                 -----        -----      -----

      Income tax provision at statutory
        tax rate of 34%                         $  827       $1,237     $3,140
                                                 =====        =====      =====

      The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

      The U.S. Federal income tax returns of the Company through May 31, 1998 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE J - DEBT

      Notes payable consist of the following:

                                                             June 1,     June 2,
                                                              2002        2001
                                                             ------      ------
                                                               (in thousands)

     Japanese bank
        3.425% note (1)                                       $698
        2.875% note (1)                                                    $854
                                                               ---          ---

                                                              $698         $854
                                                               ===          ===

      Long-term debt consists of the following:

                                                           June 1,     June 2,
                                                            2002        2001
                                                           ------      ------
                                                             (in thousands)

      Japanese bank loan, due October 2007,
        3.425% (1)                                          $188         $233
      Japanese bank loan, due November 2004,
        1.80% (1)                                            114          167
      Japanese bank loan, due December 2003,
        2.375% (1)                                            87          153
      Other                                                  117           11
                                                             ---          ---

                                                             506          564
      Less current maturities                                179          156
                                                             ---          ---

                                                            $327         $408
                                                             ===          ===

      (1) Guaranteed by the Company and collateralized by property, plant and equipment having a net carrying value of $756,000 at June 1, 2002.

      The Company's Canadian subsidiary has available $1,309,000 (Canadian $2,000,000) under a line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2002.

      During 2002, 2001 and 2000, the weighted average interest rates on short-term debt were 3.30%, 3.14% and 2.71%, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE K - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

      Accrued liabilities consist of the following:

                                                          June 1,      June 2,
                                                           2002         2001
                                                          ------       ------
                                                            (in thousands)

      Payroll and related expenses                        $5,877       $3,922
      Accrued sales rebates (1)                                         1,472
      Other                                                1,415        1,935
                                                           -----        -----

                                                          $7,292       $7,329
                                                           =====        =====

      (1) Effective June 3, 2001, the Company began issuing credits against accounts receivable to satisfy rebates due to customers. Prior to June 3, 2001, rebates due customers were recorded as an accrued liability and paid.

      Other noncurrent liabilities consist of the following:

                                                          June 1,      June 2,
                                                           2002         2001
                                                          ------       ------
                                                            (in thousands)

      Deferred compensation                               $2,073       $1,873
      Deferred taxes                                         604          559
      Other                                                  247          363
                                                           -----        -----

                                                          $2,924       $2,795
                                                           =====        =====

NOTE L - RETIREMENT PLANS

      E-Z-EM, Inc. and its domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2002, 2001 and 2000, profit-sharing contributions were $651,000, $624,000 and $589,000, respectively, and 401(k) matching contributions were $395,000, $377,000 and $355,000, respectively.

      E-Z-EM also contributed $41,000, $36,000 and $34,000 in 2002, 2001 and
      2000, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

      E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2002, 2001 and 2000, contributions were $100,000, $100,000 and $85,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE M - COMMITMENTS AND CONTINGENCIES

      The Company is committed under non-cancellable operating leases for facilities, automobiles and equipment, including certain facility leases with related parties. During 2002, 2001 and 2000, aggregate rental costs under all operating leases were approximately $1,816,000, $1,896,000 and $1,713,000, respectively, of which approximately $203,000, $209,000 and $212,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 1, 2002, are summarized as follows:

                                                                    Related
                                                          Total      party
                                                         leases     leases
                                                         ------     -------
                                                           (in thousands)

                   2003                                  $1,024         $132
                   2004                                     920          101
                   2005                                     772
                   2006                                     742
                   2007                                     730
                   Thereafter                               928
                                                          -----          ---

                                                         $5,116         $233
                                                          =====          ===

      The Company has an employment contract with an executive officer which is cancellable at any time, but provides for severance pay in the event such executive is terminated by the Company without cause, as defined in the contract. Aggregate minimum compensation commitments under this contract at June 1, 2002, and relating to fiscal 2003, is $300,000.

      The Company is presently involved in various claims, legal actions and complaints arising in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE N - COMMON STOCK

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

      In 1997, the Company's AngioDynamics subsidiary adopted a Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 162.79 shares (including 26.43 shares authorized in May 2002) of AngioDynamics' Class B common stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. As a result of the 1997 Plan, the Company's equity interest in AngioDynamics may become diluted by as much as 14%.

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to account for stock-based compensation using the "intrinsic value" method under the guidelines of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as opposed to the "fair value" method contained in SFAS 123. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as such options were granted to Board members in their capacity as Directors. Compensation expense of $178,000, $5,000 and $5,000 in 2002, 2001 and 2000, respectively, was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE N - COMMON STOCK (continued)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net earnings (loss) and earnings (loss) per common share would be as follows:

                                               2002        2001         2000
                                              ------      ------       ------
                                           (in thousands, except per share data)

      Net earnings (loss)
        As reported                           $ 585       $3,286       $5,965
        Pro forma                              (393)       2,336        5,317

      Basic earnings (loss) per common
        share
          As reported                         $ .06         $.33         $.60
          Pro forma                            (.04)         .24          .53

      Diluted earnings (loss) per common
        share
          As reported                         $ .06         $.32         $.58
          Pro forma                            (.04)         .23          .52

      The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of zero for all years; expected volatility ranging from 43.96% to 50.16% in 2002, from 43.87% to 48.47% in 2001 and from 44.59% to 48.65% in 2000; risk-free interest rates ranging from 3.69% to 5.53% in 2002, from 5.10% to 6.06% in 2001 and from 5.99% to 6.89% in 2000; and expected terms ranging from 5 to 9 1/2 years for all years.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE N - COMMON STOCK (continued)

      A summary of the status of the Company's stock option plans as of June 1, 2002, June 2, 2001 and June 3, 2000, and changes for the three years then ended, is presented below:

                                   2002            2001              2000
                           ----------------  ----------------  ----------------
                                   Weighted          Weighted          Weighted
                                   -Average          -Average          -Average
                           Shares  Exercise  Shares  Exercise  Shares  Exercise
                           (000)    Price    (000)    Price    (000)    Price
                           ------  --------  ------  --------  ------  --------

      1983 Plan
      ---------
      Outstanding at
        beginning of year    1,269    $5.84   1,289     $5.84     973     $4.99
      Granted                   56    $7.53      25     $5.10     472     $7.45
      Exercised               (127)   $5.23      (9)    $4.50    (144)    $5.42
      Forfeited                (18)   $5.69     (36)    $5.82     (12)    $4.75
      Expired
                             -----            -----             -----
      Outstanding at
        end of year          1,180    $5.99   1,269     $5.84   1,289     $5.84
                             =====            =====             =====

      Options exercisable
        at year-end            907    $5.51     906     $5.22     796     $4.89

      Weighted-average
        fair value of
        options granted
        during the year               $3.61             $2.32             $3.66

      1984 Plan
      ---------
      Outstanding at
        beginning of year      281    $5.41     281     $5.44     301     $5.54
      Granted                    8    $9.00       6     $5.20       6     $6.50
      Exercised                (44)   $4.52                       (12)    $3.75
      Forfeited                                                    (2)    $8.58
      Expired                   (3)   $8.07      (6)    $6.86     (12)    $9.55
                               ---              ---               ---
      Outstanding at
        end of year            242    $5.65     281     $5.41     281     $5.44
                               ===              ===               ===

      Options exercisable
        at year-end            228    $5.55     269     $5.39     275     $5.42

      Weighted-average
        fair value of
        options granted
        during the year               $4.39             $2.41             $3.24

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE N - COMMON STOCK (continued)

                                2002               2001                  2000
                        ------------------   -----------------    -----------------
                                  Weighted            Weighted             Weighted
                                  -Average            -Average             -Average
                        Shares    Exercise   Shares   Exercise    Shares   Exercise
                        (000)      Price     (000)     Price      (000)     Price
                        ------    --------   ------   --------    ------   --------
    1997 Plan
    ---------
    Outstanding at
      beginning of year  132.67    $40,000   136.14    $40,000    129.15    $40,000
    Granted                7.21    $51,181     1.65    $40,000      8.18    $40,000
    Forfeited              (.11)   $40,000    (5.12)   $40,000     (1.19)   $40,000
                         ------              ------               ------
    Outstanding at
      end of year        139.77    $40,577   132.67    $40,000    136.14    $40,000
                         ======              ======               ======

    Options exercisable
      at year-end          None                None                 None

    Weighted-average
      fair value of
      options granted
      during the year              $32,702             $25,315              $26,427

      The following information applies to options outstanding and exercisable at June 1, 2002:

                                      Outstanding                Exercisable
                           -------------------------------   -------------------
                                      Weighted-
                            Number     Average   Weighted-   Number    Weighted-
                             Out-     Remaining   Average     Exer-     Average
          Range of         standing    Life in   Exercise    cisable   Exercise
       Exercise Prices      (000)       Years      Price      (000)      Price
       ---------------     --------   ---------  ---------   -------   ---------

         1983 Plan
         ---------
       $3.66 to $5.39           622        2.54     $ 4.41       582      $ 4.37
       $5.63 to $6.00           164        6.97     $ 5.67       116      $ 5.68
      $8.50 to $10.13           394        7.40     $ 8.61       209      $ 8.60
                              -----                              ---

                              1,180                              907
                              =====                              ===

         1984 Plan
         ---------
       $3.66 to $5.49           165        2.90     $ 4.22       159      $ 4.18
       $5.88 to $8.58            52        4.47     $ 7.91        52      $ 7.91
      $9.58 to $12.49            25        6.24     $10.42        17      $11.09
                                ---                              ---

                                242                              228
                                ===                              ===

      On June 1, 2002, there remained 505,470, 110,342 and 23.02 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

      Options are exercisable into Class B common stock.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE N - COMMON STOCK (continued)

      In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's Class B common stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's Class B Stock may be purchased under the Employee Plan which terminates on September 30, 2002. During 2002, employees purchased 1,237 shares, at $4.84 per share. Total proceeds received by the Company approximated $6,000.

      In January 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class B common stock at an aggregate purchase price of up to $2,000,000. In October 1999, the Board modified the program to include the Company's Class A common stock. In February 2000, the Board further modified the program to increase the aggregate purchase price of Class A and Class B common stock by an additional $2,000,000. As of June 1, 2002, the Company had repurchased 52,859 shares of Class A common stock and 430,789 shares of Class B common stock for approximately $3,409,000.

NOTE O - RELATED PARTIES

      The Company has split dollar life insurance arrangements with the Chairman of the Board (including his spouse) and a principal shareholder (the "insureds"). On an annual basis, the Company makes advances of approximately $100,000 per insured toward the cost of such life insurance policies. Through August 2000, such advances were interest bearing and payable to the Company annually by the insureds. In August 2000, the arrangements were modified, to conform to the Company's other split dollar life insurance arrangements, making future advances non-interest bearing. In May 2002, the Board of Directors approved a resolution to forgive any unpaid interest. Under collateral assignment agreements, the proceeds from the policies will first be used to repay all advances made by the Company. At June 1, 2002 and June 2, 2001, the cash surrender value of such policies aggregated $1,026,000 and $741,000, respectively. At June 1, 2002 and June 2, 2001, advances of $1,000,000 and $800,000, respectively, are recorded in the consolidated balance sheets under the caption "Other assets".

      The Company had an unsecured, two-year interest bearing note receivable from an executive officer in the principal amount of $320,000. Approximately $297,000 of this note receivable was satisfied in October 1999, while the remaining portion was satisfied during June 2000.

      The Company's employment contract with Howard S. Stern, the Chairman of the Company's board, expired on November 30, 2001. Effective January 1, 2002, the Company entered into an agreement with Mr. Stern, pursuant to which Mr. Stern has agreed to provide certain services to the Company until December 31, 2004. The Company has agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Company, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is entitled

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE O - RELATED PARTIES (continued)

      to receive 36 equal monthly payments of $20,833, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Effective January 1, 2002, the Company extended the exercise period of Mr. Stern's fully vested, expiring stock options. The Company recorded a compensation charge of $173,000 during 2002 in connection with this decision.

      Several other directors provided consulting services to the Company during 2002, 2001 and 2000. Fees for such services were approximately $156,000, $213,000 and $347,000 during 2002, 2001 and 2000, respectively.

NOTE P - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products, formerly called the Diagnostic products operating segment, and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, non-prescription healthcare products and defense decontaminants. AngioDynamics products include angiographic products and accessories, image-guided vascular access products, dialysis products, thrombolytic products, PTA dilation catheters, biliary stents, and drainage products used in the interventional radiology marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

      In 2002, there was one customer to whom sales of E-Z-EM products represented 13% of total sales. In 2001, there were two customers to whom sales of E-Z-EM products represented 17% and 12% of total sales, respectively. In 2000, there were two customers to whom sales of E-Z-EM products represented 18% and 12% of total sales, respectively. Approximately 19% and 13% of accounts receivable pertained to the aformentioned customer and another customer, respectively, at June 1, 2002 and approximately 19% and 14% of accounts receivable pertained to these customers at June 2, 2001, respectively.

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE P - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Operating Segments                        2002         2001        2000
      ------------------                       ------       ------      ------
                                                       (in thousands)

       Net sales to external customers (1)
         E-Z-EM products                      $ 92,288     $ 90,610    $ 93,162
         AngioDynamics products                 29,845       22,676      20,706
                                               -------      -------     -------

       Total net sales to external
         customers                            $122,133     $113,286    $113,868
                                               =======      =======     =======

       Intersegment net sales
         E-Z-EM products                      $     --     $      1    $      2
         AngioDynamics products                  1,045          714       1,063
                                               -------      -------     -------

       Total intersegment net sales           $  1,045     $    715    $  1,065
                                               =======      =======     =======

       Interest income
         E-Z-EM products                      $  1,196     $  1,787    $  1,708
         AngioDynamics products                     45           70          12
         Eliminations                             (863)        (952)     (1,004)
                                               -------      -------     -------

       Total interest income                  $    378     $    905    $    716
                                               =======      =======     =======

       Interest expense
         E-Z-EM products                      $    273     $    290    $    252
         AngioDynamics products                    863          952       1,005
         Eliminations                             (863)        (952)     (1,004)
                                               -------      -------     -------

       Total interest expense                 $    273     $    290    $    253
                                               =======      =======     =======

       Depreciation and amortization
         E-Z-EM products                      $  2,219     $  2,231    $  2,124
         AngioDynamics products                    569          566         679
                                               -------      -------     -------

       Total depreciation and amortization    $  2,788     $  2,797    $  2,803
                                               =======      =======     =======

       Income tax provision (benefit)
         E-Z-EM products                      $  1,285     $  1,864    $  3,566
         AngioDynamics products                    561       (1,513)       (297)
                                               -------      -------     -------

       Total income tax provision             $  1,846     $    351    $  3,269
                                               =======      =======     =======

      (1) Net sales in 2000 have been retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE P - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Operating Segments (continued)          2002         2001         2000
      ------------------------------         ------       ------       ------
                                                     (in thousands)

       Operating profit (loss)
         E-Z-EM products                    $   (425)    $  3,865     $  9,285
         AngioDynamics products                2,389         (290)        (739)
         Eliminations                            (58)         (50)          53
                                             -------      -------      -------

       Total operating profit               $  1,906     $  3,525     $  8,599
                                             =======      =======      =======

       Net earnings (loss)
         E-Z-EM products                    $   (366)    $  2,993     $  7,328
         AngioDynamics products                1,009          343       (1,416)
         Eliminations                            (58)         (50)          53
                                             -------      -------      -------

       Total net earnings                   $    585     $  3,286     $  5,965
                                             =======      =======      =======

       Other significant non-cash items
         E-Z-EM products
           Impairment of long-lived assets $ 1,312 $ 1,016 $ -- AngioDynamics products
           Loss on sale of subsidiary and
             related assets                       --          872           --
                                             -------      -------      -------

       Total other significant non-cash
         items                              $  1,312     $  1,888     $     --
                                             =======      =======      =======

       Assets
         E-Z-EM products                    $110,421     $108,463     $111,046
         AngioDynamics products               20,046       16,782       17,573
         Eliminations                        (28,186)     (27,790)     (29,534)
                                             -------      -------      -------

       Total assets                         $102,281     $ 97,455     $ 99,085
                                             =======      =======      =======

       Capital expenditures
         E-Z-EM products                    $  2,711     $  2,277     $  2,813
         AngioDynamics products                  682          466          393
                                             -------      -------      -------

       Total capital expenditures           $  3,393     $  2,743     $  3,206
                                             =======      =======      =======

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE P - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Net Sales by Major Product Lines
      --------------------------------

      The following table sets forth net sales to external customers by major product lines. Other net sales to external customers primarily include thrombolytic products, PTA dilation catheters, virtual colonoscopy products, image-guided vascular access products, biliary stents, specialty diagnostic tests and drainage products.

                                              2002         2001         2000
                                             ------       ------       ------
                                                      (in thousands)

      X-Ray Fluoroscopy Products            $ 42,200     $ 45,959     $ 52,353
      CT Imaging Products                     25,478       21,857       18,682
      Angiographic Products and
        Accessories                           12,542       11,516       11,035
      Contract Manufacturing                  10,196        7,857        7,050
      Accessory Medical Products               8,719        8,437        7,744
      Dialysis Products                        6,225        3,215        3,477
      Other                                   16,773       14,445       13,527
                                             -------      -------      -------

                                            $122,133     $113,286     $113,868
                                             =======      =======      =======

      Geographic Areas
      ----------------

      The following geographic area data includes net sales generated by and long- lived assets employed in operations located in each area:

                                              2002         2001         2000
                                             ------       ------       ------
                                                      (in thousands)

      Net sales (1)
        U.S. operations                     $105,224     $ 96,284     $ 95,877
        International operations:
          Canada                              28,464       24,195       23,825
          Other                                8,745        9,907       12,712
        Eliminations                         (20,300)     (17,100)     (18,546)
                                             -------      -------      -------

      Total net sales                       $122,133     $113,286     $113,868
                                             =======      =======      =======

      Long-lived assets
        U.S. operations                     $ 13,290     $ 12,580     $ 13,727
        International operations:
          Canada                               6,764        6,627        6,526
          Other                                1,067        2,248        4,026
                                             -------      -------      -------

      Total long-lived assets               $ 21,121     $ 21,455     $ 24,279
                                             =======      =======      =======

      (1) Net sales in 2000 have been retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

                          E-Z-EM, Inc. and Subsidiaries

                   June 1, 2002, June 2, 2001 and June 3, 2000

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations during 2002 and 2001 were as follows:

                                                        2002
                                       --------------------------------------
                                        First     Second     Third     Fourth
                                       quarter    quarter   quarter    quarter
                                       -------    -------   -------    -------
                                        (in thousands, except per share data)

      Net sales                        $27,641    $30,629   $30,646    $33,217
      Gross profit                      10,670     13,054    12,855     14,706
      Net earnings (loss)                 (112)    (1,167)    1,157        707
      Earnings (loss) per common
        share
          Basic                           (.01)      (.12)      .12        .07
          Diluted (2)                     (.01)      (.12)      .11        .07

                                                        2001
                                       --------------------------------------
                                        First     Second     Third     Fourth
                                       quarter    quarter   quarter    quarter
                                       -------    -------   -------    -------
                                        (in thousands, except per share data)

      Net sales (1)                    $27,733    $26,658   $27,809    $31,086
      Gross profit (1)                  11,469     11,314    10,095     12,814
      Net earnings                       1,842        861       106        477
      Earnings per common share
        Basic (2)                          .19        .09       .01        .05
        Diluted                            .18        .08       .01        .05

      (1) Net sales and gross profit have been retroactively restated to reflect the reclassifications of freight billed to customers and related freight costs described in Note A.

      (2) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

NOTE R - SUBSEQUENT EVENT

      On July 25, 2002, the Board of Directors approved a previously announced plan to combine the Company's two currently outstanding classes of common stock - Class A and Class B - into a single class of common stock. The Company will submit the proposed transaction to a vote of its stockholders at the Company's Annual Meeting of Stockholders currently scheduled for October 15, 2002. The Company expects the proposed transaction to be tax-free to the Company and the holders of the Company's Class A and Class B shares.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

    Column A             Column B          Column C           Column D    Column E
    --------             --------          --------           --------    --------
                                           Additions
                                    ----------------------

                                       (1)         (2)
                          Balance               Charged to                Balance
                            at      Charged to    other                   at end
                         beginning  costs and   accounts-    Deductions-   of
   Description           of period   expenses    describe      describe   period
   -----------           ---------  ----------  ----------   -----------  -------
Fifty-three weeks
  ended June 3, 2000

Allowance for
  doubtful accounts....   $1,028       $ 37                    $212 (a)   $  853
                           =====        ===                     ===        =====

Fifty-two weeks
  ended June 2, 2001

Allowance for
  doubtful accounts....   $  853       $ 88                    $280 (a)   $  661
                           =====        ===                     ===        =====

Fifty-two weeks
  ended June 1, 2002

Allowance for
  doubtful accounts....   $  661       $221                    $ 34 (a)   $  848
                           =====        ===                     ===        =====

(a)   Amounts written off as uncollectible.