Form 10-Q
period 2002-08-31
EZ EM INC
filed 2002-10-15
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002
                                                ---------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                                  Yes |X|   No |_|

As of October 8, 2002, there were 4,001,341 shares of the issuer's Class A common stock outstanding and 5,990,974 shares of the issuer's Class B common stock outstanding.

                        E-Z-EM, Inc. and Subsidiaries

                                    INDEX
                                    -----

Part 1:  Financial Information                                        Page
-------  ---------------------                                        ----

   Item 1.  Financial Statements

     Consolidated Balance Sheets - August 31, 2002 and
       June 1, 2002                                                   3 - 4

     Consolidated Statements of Operations - thirteen weeks
       ended August 31, 2002 and September 1, 2001                      5

     Consolidated Statement of Stockholders' Equity and
       Comprehensive Loss - thirteen weeks ended
       August 31, 2002                                                  6

     Consolidated Statements of Cash Flows - thirteen weeks
       ended August 31, 2002 and September 1, 2001                    7 - 8

     Notes to Consolidated Financial Statements                       9 - 13

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    14 - 18

   Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                            18 - 19

   Item 4.  Controls and Procedures                                    19

Part II:  Other Information
--------  -----------------

   Item 1.  Legal Proceedings                                          20

   Item 2.  Changes in Securities and Use of Proceeds                  20

   Item 3.  Defaults Upon Senior Securities                            20

   Item 4.  Submission Of Matters to a Vote of Security Holders        20

   Item 5.  Other Information                                          20

   Item 6.  Exhibits and Reports on Form 8-K                           20

                         E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         August 31,     June 1,
              ASSETS                                       2002          2002
                                                         --------      --------
                                                        (unaudited)   (audited)

CURRENT ASSETS
   Cash and cash equivalents                             $  6,356      $  8,019
   Debt and equity securities                              13,316        16,045
   Accounts receivable, principally
     trade, net                                            18,003        17,721
   Inventories                                             26,874        26,251
   Other current assets                                     4,588         4,218
                                                         --------      --------
       Total current assets                                69,137        72,254

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and
   amortization                                            19,233        19,187

GOODWILL, less accumulated amortization                       370           377

INTANGIBLE ASSETS, less accumulated
   amortization                                             1,493         1,557

DEBT AND EQUITY SECURITIES                                  1,052         1,984

INVESTMENTS AT COST                                           900           600

OTHER ASSETS                                                6,704         6,322
                                                         --------      --------
                                                         $ 98,889      $102,281
                                                         ========      ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                         August 31,    June 1,
    LIABILITIES AND STOCKHOLDERS' EQUITY                   2002         2002
                                                         ---------    ---------
                                                        (unaudited)   (audited)

CURRENT LIABILITIES
   Notes payable                                         $     711    $     698
   Current maturities of long-term debt                        202          179
   Accounts payable                                          6,868        6,841
   Accrued liabilities                                       6,129        7,292
   Accrued income taxes                                        115          498
                                                         ---------    ---------
       Total current liabilities                            14,025       15,508

LONG-TERM DEBT, less current maturities                        320          327

OTHER NONCURRENT LIABILITIES                                 2,994        2,924
                                                         ---------    ---------
       Total liabilities                                    17,339       18,759
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
     share - authorized, 1,000,000 shares;
     issued, none
   Common stock
     Class A (voting), par value $.10 per
       share - authorized, 6,000,000 shares;
       issued and outstanding 4,001,341 shares
       at August 31, 2002 and 4,002,188 shares
       at June 1, 2002 (excluding 52,859 shares
       held in treasury at June 1, 2002)                       400          400
     Class B (non-voting), par value $.10 per
       share - authorized, 10,000,000 shares;
       issued and outstanding 5,990,974 shares
       at August 31, 2002 and 5,983,517 shares
       at June 1, 2002 (excluding 430,789 shares
       held in treasury at June 1, 2002)                       599          598
   Additional paid-in capital                               21,057       21,062
   Retained earnings                                        62,982       63,723
   Accumulated other comprehensive loss                     (3,488)      (2,261)
                                                         ---------    ---------
       Total stockholders' equity                           81,550       83,522
                                                         ---------    ---------
                                                         $  98,889    $ 102,281
                                                         =========    =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        Thirteen weeks ended
                                                      -------------------------
                                                      August 31,    September 1,
                                                         2002          2001
                                                      --------       --------
Net sales                                             $ 30,280       $ 27,641

Cost of goods sold                                      17,783         16,971
                                                      --------       --------
      Gross profit                                      12,497         10,670
                                                      --------       --------
Operating expenses
  Selling and administrative                            12,027          9,465
  Research and development                               1,589          1,481
                                                      --------       --------
    Total operating expenses                            13,616         10,946
                                                      --------       --------
      Operating loss                                    (1,119)          (276)

Other income (expense)
  Interest income                                           70            152
  Interest expense                                         (69)           (70)
  Other, net                                               316            120
                                                      --------       --------
      Loss before income taxes                            (802)           (74)

Income tax provision (benefit)                             (61)            38
                                                      --------       --------
      NET LOSS                                        $   (741)      $   (112)
                                                      ========       ========
Loss per common share
  Basic and diluted                                   $   (.07)      $   (.01)
                                                      ========       ========
Weighted average common shares
  Basic and diluted                                      9,994          9,853
                                                      ========       ========

The accompanying notes are an integral part of these statements.

                            E-Z-EM, Inc. and Subsidiaries

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                        Thirteen weeks ended August 31, 2002
                                     (unaudited)
                          (in thousands, except share data)

                                     Class A            Class B                              Accumulated
                                   common stock       common stock    Additional                other               Compre-
                                -----------------  -----------------   paid-in    Retained  comprehensive           hensive
                                  Shares   Amount    Shares   Amount   capital    earnings      loss        Total    loss
                                ---------  ------  ---------  ------  ----------  --------  -------------  -------  -------
Balance at June 1, 2002         4,002,188   $400   5,983,517   $598    $21,062    $63,723     $(2,261)     $83,522

Exercise of stock options                             22,962      2         99                                 101
Income tax benefits on
  stock options exercised                                                   33                                  33
Compensation related to
  stock option plans                                                         1                                   1
Purchase of treasury stock           (847)           (15,505)    (1)      (138)                               (139)
Net loss                                                                             (741)                    (741) $  (741)
Unrealized holding loss on debt
  and equity securities                                                                          (851)        (851)    (851)
Foreign currency translation
  adjustments                                                                                    (376)        (376)    (376)
                                ---------   ----   ---------   ----    -------    -------     -------      -------- -------
Comprehensive loss                                                                                                  $(1,968)
                                                                                                                    =======
Balance at August 31, 2002      4,001,341   $400   5,990,974   $599    $21,057    $62,982     $(3,488)     $81,550
                                =========   ====   =========   ====    =======    =======     =======      =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Thirteen weeks ended
                                                        ------------------------
                                                        August 31,  September 1,
                                                          2002          2001
                                                         --------     --------
Cash flows from operating activities:
  Net loss                                               $   (741)    $   (112)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
      Depreciation and amortization                           781          707
      Provision for (reduction in) doubtful
        accounts                                              122          (28)
      Deferred income tax provision                             4            2
      Other non-cash items                                      1            2
      Changes in operating assets and
        liabilities
          Accounts receivable                                (404)       3,087
          Inventories                                        (623)      (1,174)
          Other current assets                               (370)       1,516
          Other assets                                       (308)        (152)
          Accounts payable                                     27          569
          Accrued liabilities                              (1,163)        (676)
          Accrued income taxes                               (354)          25
          Other noncurrent liabilities                         69           50
                                                         --------     --------
            Net cash provided by (used in)
              operating activities                         (2,959)       3,816
                                                         --------     --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                           (834)        (762)
  Investments at cost                                        (300)        (600)
  Available-for-sale securities
    Purchases                                             (32,467)     (26,240)
    Proceeds from sale                                     35,196       26,127
                                                         --------     --------
      Net cash provided by (used in)
        investing activities                                1,595       (1,475)
                                                         --------     --------
Cash flows from financing activities:
  Proceeds from issuance of debt                               31          147
  Repayments of debt                                          (56)         (75)
  Proceeds from exercise of stock options                     101
  Purchase of treasury stock                                 (139)         (27)
                                                         --------     --------
    Net cash provided by (used in)
      financing activities                                    (63)          45
                                                         --------     --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                         Thirteen weeks ended
                                                       ------------------------
                                                       August 31,  September 1,
                                                          2002         2001
                                                        -------      -------

Effect of exchange rate changes on
  cash and cash equivalents                             $  (236)     $    (7)
                                                        -------      -------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                 (1,663)       2,379

Cash and cash equivalents
  Beginning of period                                     8,019        4,391
                                                        -------      -------

  End of period                                         $ 6,356      $ 6,770
                                                        =======      =======

Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the period for:
      Interest                                          $    15      $    22
                                                        =======      =======

      Income taxes paid (refunded) (net of
        payments of $224 in 2001)                       $   664      $  (591)
                                                        =======      =======


The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      August 31, 2002 and September 1, 2001
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2002, the consolidated statement of stockholders' equity and comprehensive loss for the period ended August 31, 2002, and the consolidated statements of operations and cash flows for the periods ended August 31, 2002 and September 1, 2001, have been prepared by the Company without audit. The consolidated balance sheet as of June 1, 2002 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at August 31, 2002 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2002 Annual Report on Form 10-K filed by the Company on August 29, 2002. The results of operations for the periods ended August 31, 2002 and September 1, 2001 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

NOTE B - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen weeks ended August 31, 2002 and September 1, 2001, as their effects were anti-dilutive.

Excluded from the calculation of earnings per common share, are options to purchase 1,395,780 and 1,540,010 shares of common stock at August 31, 2002 and September 1, 2001, respectively, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $3.66 to $12.49 per share at August 31, 2002 and September 1, 2001.

                          E-Z-EM, Inc. and Subsidiaries

                      August 31, 2002 and September 1, 2001
                                   (unaudited)

NOTE C - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement had no effect on the Company's results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

NOTE D - COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax, are as follows:

                                                          Thirteen weeks ended
                                                        ------------------------
                                                        August 31,  September 1,
                                                           2002         2001
                                                           ----         ----
                                                            (in thousands)

Net loss                                                 $  (741)         $(112)
Unrealized holding loss on debt
  and equity securities                                     (851)          (445)
Foreign currency translation
  adjustments                                               (376)           (65)
                                                         -------          -----

    Comprehensive loss                                   $(1,968)         $(622)
                                                         =======          =====

The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                        August 31,       June 1,
                                                           2002           2002
                                                         -------        -------
                                                            (in thousands)

Unrealized holding gain (loss) on debt
  and equity securities                                  $   (33)       $   818
Cumulative translation adjustments                        (3,455)        (3,079)
                                                         -------        -------

    Accumulated other comprehensive loss                 $(3,488)       $(2,261)
                                                         =======        =======

                          E-Z-EM, Inc. and Subsidiaries

                      August 31, 2002 and September 1, 2001
                                   (unaudited)

NOTE E - INVESTMENT AT COST

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

NOTE F - INVENTORIES

Inventories consist of the following:

                                                    August 31,           June 1,
                                                       2002                2002
                                                     -------             -------
                                                           (in thousands)

Finished goods                                       $14,103             $13,939
Work in process                                        2,119               2,237
Raw materials                                         10,652              10,075
                                                     -------             -------

                                                     $26,874             $26,251
                                                     =======             =======

                          E-Z-EM, Inc. and Subsidiaries

                      August 31, 2002 and September 1, 2001
                                   (unaudited)

NOTE G - COMMON STOCK

Under the 1983 and 1984 Stock Option Plans, options for 22,962 shares were exercised at prices ranging from $3.89 to $5.63 per share, options for 3,253 shares were forfeited at prices ranging from $4.22 to $5.63 per share, and no options were granted or expired during the thirteen weeks ended August 31, 2002. Under the 1997 AngioDynamics Stock Option Plan, options for 1.14 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirteen weeks ended August 31, 2002.

During the thirteen weeks ended August 31, 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the thirteen weeks ended August 31, 2002. Effective August 15, 2002, the Company retired all treasury shares.

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

NOTE H - SUBSEQUENT EVENT

Subsequent to August 31, 2002, the Company closed on the financing for a facility expansion. This expansion will be principally financed with Industrial Revenue Development Bonds aggregating $3,500,000.

NOTE I - OPERATING SEGMENTS

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

                          E-Z-EM, Inc. and Subsidiaries

                      August 31, 2002 and September 1, 2001
                                   (unaudited)

NOTE I - OPERATING SEGMENTS (continued)

The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                        Thirteen weeks ended
                                                     --------------------------
                                                     August 31,     September 1,
                                                        2002            2001
                                                        ----            ----
                                                          (in thousands)
Net sales to external customers
  E-Z-EM products                                     $  22,183      $  21,067
  AngioDynamics products                                  8,097          6,574
                                                      ---------      ---------
Total net sales to external customers                 $  30,280      $  27,641
                                                      =========      =========
Intersegment net sales
  AngioDynamics products                              $     231      $     169
                                                      ---------      ---------
Total intersegment net sales                          $     231      $     169
                                                      =========      =========
Operating profit (loss)
  E-Z-EM products                                     $  (1,675)     $    (478)
  AngioDynamics products                                    560            205
  Eliminations                                               (4)            (3)
                                                      ---------      ---------
Total operating loss                                  $  (1,119)     $    (276)
                                                      =========      =========
Net earnings (loss) (1)
  E-Z-EM products                                     $  (1,069)     $     (82)
  AngioDynamics products                                    332            (27)
  Eliminations                                               (4)            (3)
                                                      ---------      ---------
Total net loss                                        $    (741)     $    (112)
                                                      =========      =========

                                                     August 31,        June 1,
                                                        2002            2002
                                                        ----            ----
                                                            (in thousands)
Assets
  E-Z-EM products                                     $ 107,410       $ 110,421
  AngioDynamics products                                 19,671          20,046
  Eliminations                                          (28,192)        (28,186)
                                                      ---------       ---------

Total assets                                          $  98,889       $ 102,281
                                                      =========       =========

(1) Effective June 2, 2002 and for fiscal 2003, E-Z-EM's loans to AngioDynamics are non-interest bearing. For the thirteen weeks ended September 1, 2001, interest charges on such loans were $216,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Quarters ended August 31, 2002 and September 1, 2001
----------------------------------------------------

The Company's quarters ended August 31, 2002 and September 1, 2001 both represent thirteen weeks.

Results of Operations
---------------------

Segment Overview
----------------

The Company operates in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, non-prescription healthcare products and defense decontaminants. The AngioDynamics operating segment includes angiographic products and accessories, image-guided vascular access products, dialysis products, thrombolytic products, PTA dilation catheters, biliary stents, and drainage products used in the interventional radiology marketplace.

                                 E-Z-EM   AngioDynamics   Eliminations   Total
                                 ------   -------------   ------------   -----
                                                  (in thousands)

Quarter ended August 31, 2002
-----------------------------

 Unaffiliated customer sales     $22,183     $8,097             -       $30,280
 Intersegment sales                  -          231          ($231)          --
 Gross profit (loss)               8,333      4,168             (4)      12,497
 Operating profit (loss)          (1,675)       560             (4)      (1,119)

Quarter ended September 1, 2001
-------------------------------

 Unaffiliated customer sales     $21,067     $6,574             -       $27,641
 Intersegment sales                  -          169          ($169)          --
 Gross profit (loss)               7,492      3,181             (3)      10,670
 Operating profit (loss)            (478)       205             (3)        (276)

E-Z-EM Products

E-Z-EM segment operating losses for the current quarter increased by $1,197,000 due to increased operating expenses, partially offset by increased sales and improved gross profit. Net sales increased 5%, or $1,116,000, due primarily to increased sales of CT imaging contrast and injector systems of $1,222,000 and contract manufacturing products of $561,000, partially offset by decreased sales of X-ray fluoroscopy products of $882,000. Price increases had little effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, improved to 38% for the current quarter, from 36% for the comparable quarter of the prior year, due primarily to increased production throughput at the Company's Westbury facility. Increased operating expenses of $2,038,000 can be attributed, in large part, to: i) increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses; ii) costs associated with the Company's planned common stock recapitalization of $582,000; and iii) increased severance costs of $329,000.

AngioDynamics Products

AngioDynamics segment operating profit improved by $355,000 in the current quarter due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 23%, or $1,523,000, due primarily to increased sales of dialysis products of $834,000, PTA dilation catheters of $221,000, image-guided vascular access products of $198,000, angiographic products of $116,000 and thrombolytic products of $110,000. Price increases had little effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, improved to 50% for the current quarter, from 47% for the comparable quarter of the prior year, due primarily to favorable changes in sales product mix and improved manufacturing efficiencies at the Company's Queensbury, New York facility, resulting, in large part, from increased automation in the manufacture of angiographic catheters. Operating expenses increased $632,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended August 31, 2002, the Company reported a net loss of $741,000, or ($.07) per common share on both a basic and diluted basis, as compared to a net loss of $112,000, or ($.01) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were adversely affected by increased operating expenses in both segments, partially offset by increased sales and improved gross profit in both segments.

Net sales for the quarter ended August 31, 2002 increased 10%, or $2,639,000, as compared to the quarter ended September 1, 2001, due to increased sales of AngioDynamics products of $1,523,000 and E-Z-EM products of $1,116,000, which resulted from the factors previously disclosed in the segment overview. Price increases had little effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 17%, or $1,264,000, for the current quarter from the comparable period of last year due, in large part, to increased sales of contract manufacturing products of $561,000 and CT imaging contrast and injector systems of $366,000.

Gross profit, expressed as a percentage of net sales, increased to 41% for the current quarter from 39% for the comparable quarter of the prior year due to improved gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $12,027,000 for the quarter ended August 31, 2002 compared to $9,465,000 for the quarter ended September 1, 2001. This increase of $2,562,000, or 27%, for the current quarter was due to increased E-Z-EM S&A expenses of $2,153,000 and increased AngioDynamics S&A expenses of $409,000. Increased E-Z-EM S&A expenses can be attributed, in large part, to: i) increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses; ii) costs associated with the Company's planned common stock recapitalization of $582,000; and iii) increased severance costs of $329,000. Increased AngioDynamics S&A expenses resulted, in large part, from the continued expansion of its domestic sales force and investment in new product introductions.

Research and development ("R&D") expenditures increased 7% for the current quarter to $1,589,000, or 5% of net sales, from $1,481,000, or 5% of net sales, for the comparable quarter of the prior year due primarily to increased spending relating to AngioDynamics projects of $223,000, partially offset by reduced spending relating to X-ray fluoroscopy and CT imaging projects of $123,000. Of the R&D expenditures for the current quarter, approximately 37% relate to X-ray fluoroscopy and CT imaging projects, 36% to AngioDynamics projects, 16% to general regulatory costs, 10% to virtual colonoscopy projects and 1% to specialty diagnostic projects. R&D expenditures are expected to continue at approximately current levels.

Other income, net of other expenses, totaled $317,000 of income for the current quarter compared to $202,000 of income for the comparable period of last year. This increase was due primarily to an increase in foreign currency exchange gains of $194,000, partially offset by decreased interest income of $82,000 resulting, in large part, from lower interest rates.

For the quarter ended August 31, 2002, the Company's unusually low effective tax benefit rate of 8% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, primarily related to the Company's planned common stock recapitalization. For the quarter ended September 1, 2001, the Company reported an income tax provision of $38,000 against a loss before income taxes of $74,000 due primarily to non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

For the quarter ended August 31, 2002, capital expenditures and the purchase of treasury stock were funded by cash reserves. The Company's policy has been to fund capital requirements without incurring significant debt. At August 31, 2002, debt (notes payable, current maturities of long-term debt and long-term debt) was $1,233,000 as compared to $1,204,000 at June 1, 2002. The Company has available $1,283,000 under a bank line of credit of which no amounts were outstanding at August 31, 2002.

At August 31, 2002, approximately $19,672,000, or 20%, of the Company's assets consisted of short-term debt and equity securities and cash and cash equivalents. The current ratio was 4.93 to 1, with net working capital of $55,112,000, at August 31, 2002, as compared to a current ratio of 4.66 to 1, with net working capital of $56,746,000, at June 1, 2002.

During the quarter ended August 31, 2002, the Company began the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, to date, has expended approximately $163,000 on this project. The Company expects this expansion to cost approximately $3,500,000, most of which will be expended in fiscal 2003. This expansion is being financed principally with Industrial Revenue Development Bonds aggregating $3,500,000.

During the quarter ended August 31, 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the quarter ended August 31, 2002. Effective August 15, 2002, the Company retired all treasury shares.

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

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the Company's fiscal 2002 Annual Report on Form 10-K. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use greater degree of judgment and/or estimates. Actual results may differ from those estimates.

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

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 28% of the Company's total accounts receivable balance at August 31, 2002 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

Income Taxes - In preparing the Company's financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability (based primarily on the Company's ability to generate future taxable income), and where recovery is unlikely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of earnings. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted.

Inventories - The Company values its inventory at the lower of the actual cost to purchase and/or manufacture (on the first-in, first-out method) or the current estimated market value of the inventory. On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on product expiration dating and the Company's estimated sales forecast of product demand, which is based on sales history and anticipated future demand. The Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Therefore, although every effort is made to ensure the accuracy of the Company's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and reported operating results.

Property, Plant and Equipment - Property, plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Useful lives are based on management's estimates of the period over which the asset will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement had no effect on the Company's results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. The Company does not currently engage in hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2002 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at August 31, 2002, the Company's assets and liabilities would increase or decrease by $2,304,000 and $509,000, respectively, and the Company's net sales and net losses would increase or decrease by $2,144,000 and $40,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the foreign currencies versus the U.S. dollar exchange rates of 10% at August 31, 2002, results of operations would be favorably or unfavorably impacted by approximately $515,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $13,280,000. The bonds bear interest at a floating rate established weekly. For the quarter ended August 31, 2002, the after-tax interest rate on the bonds approximated 1.3%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $133,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $1,233,000 at August 31, 2002, a change in interest rates would not materially impact results of operations or financial position. At August 31, 2002, the Company did not maintain any variable interest rate financing.

Item 4.  Controls and Procedures
         -----------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information

Item 1.  Legal Proceedings
         -----------------
None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None.

Item 4.  Submission Of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 5.  Other Information
         -----------------
None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits
      --------
No.                   Description                                          Page
---                   -----------                                          ----
10    Employee Stock Purchase Plan, as amended through September 30, 2002    24

99.1  Certification Pursuant to Title 18, United States Code, Section
      1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (Anthony A. Lombardo)                                      27

99.2  Certification Pursuant to Title 18, United States Code, Section
      1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (Dennis J. Curtin)                                         28

(b)   Reports on Form 8-K
      -------------------

The following reports on Form 8-K were filed during the quarter ended August 31, 2002:

On July 10, 2002, the Company filed a Form 8-K reporting information under "Item
5. Other Events" and "Item 7. Financial Statements and Exhibits" announcing a plan to combine its outstanding shares of Class A common stock and Class B common stock into a single class of common stock.

On July 25, 2002, the Company filed a Form 8-K reporting information under "Item
5. Other Events" and "Item 7. Financial Statements and Exhibits" announcing that its board of directors approved a previously announced plan to combine its outstanding shares of Class A common stock and Class B common stock into a single class of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          E-Z-EM, Inc.
                                          ------------------------------------
                                          (Registrant)


Date   October 15, 2002                   /s/ Anthony A. Lombardo
       ----------------                    ------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director


Date   October 15, 2002                   /s/ Dennis J. Curtin
       ----------------                   ------------------------------------
                                          Dennis J. Curtin, Senior Vice
                                          President - Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)

CERTIFICATIONS
--------------

I, Anthony A. Lombardo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of E-Z-EM, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  October 15, 2002
      ----------------

                                           /s/ Anthony A. Lombardo
                                           -----------------------------------
                                           Anthony A. Lombardo, President,
                                           Chief Executive Officer, Director

CERTIFICATIONS
--------------

I, Dennis J. Curtin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of E-Z-EM, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  October 15, 2002
      ----------------

                                           /s/ Dennis J. Curtin
                                           -----------------------------------
                                           Dennis J. Curtin, Senior Vice
                                           President - Chief Financial Officer