Form 10-Q
period 2002-11-30
EZ EM INC
filed 2003-01-14
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2002
                                                -----------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                         Commission file number 1-11479
                                                -------

                                  E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                            11-1999504
      -------------------------------           ------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

  1111 Marcus Avenue, Lake Success, New York          11042
  ------------------------------------------        ----------
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

As of January 9, 2003, there were 10,081,260 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part I: Financial Information                                             Page
------- ---------------------                                             ----

    Item 1. Financial Statements

       Consolidated Balance Sheets - November 30, 2002 and
          June 1, 2002                                                    3 - 4

       Consolidated Statements of Operations - thirteen and twenty-
          six weeks ended November 30, 2002 and December 1, 2001            5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Loss - twenty-six weeks ended
          November 30, 2002                                                 6

       Consolidated Statements of Cash Flows - twenty-six weeks
          ended November 30, 2002 and December 1, 2001                    7 - 8

       Notes to Consolidated Financial Statements                         9 - 15

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        16 - 23

    Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                23 - 24

    Item 4. Controls and Procedures                                        24

Part II: Other Information
-------- -----------------

    Item 1. Legal Proceedings                                              25

    Item 2. Changes in Securities and Use of Proceeds                      25

    Item 3. Defaults Upon Senior Securities                                25

    Item 4. Submission of Matters to a Vote of Security Holders          25 - 26

    Item 5. Other Information                                              26

    Item 6. Exhibits and Reports on Form 8-K                             26 - 27

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      November 30,     June 1,
              ASSETS                                      2002          2002
                                                         ------        ------
                                                       (unaudited)    (audited)

CURRENT ASSETS
    Cash and cash equivalents                           $  5,347       $  8,019
    Restricted cash                                        2,447
    Debt and equity securities                            11,332         16,045
    Accounts receivable, principally
       trade, net                                         21,720         17,721
    Inventories                                           27,928         26,251
    Other current assets                                   4,542          4,218
                                                        --------       --------
          Total current assets                            73,316         72,254

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                          20,588         19,187

GOODWILL, less accumulated amortization                      368            377

INTANGIBLE ASSETS, less accumulated
    amortization                                           1,430          1,557

DEBT AND EQUITY SECURITIES                                 1,197          1,984

INVESTMENTS AT COST                                          900            600

OTHER ASSETS                                               6,803          6,322
                                                        --------       --------
                                                        $104,602       $102,281
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                  November 30,       June 1,
    LIABILITIES AND STOCKHOLDERS' EQUITY              2002            2002
                                                     ------          ------
                                                   (unaudited)      (audited)

CURRENT LIABILITIES
    Notes payable                                   $     657       $     698
    Current maturities of long-term debt                  337             179
    Accounts payable                                    6,681           6,841
    Accrued liabilities                                 7,316           7,292
    Accrued income taxes                                  272             498
                                                    ---------       ---------
          Total current liabilities                    15,263          15,508

LONG-TERM DEBT, less current maturities                 3,591             327

OTHER NONCURRENT LIABILITIES                            3,013           2,924
                                                    ---------       ---------
          Total liabilities                            21,867          18,759
                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued
       and outstanding 10,068,917 shares at
       November 30, 2002 and 9,985,705 shares
       at June 1, 2002 (excluding 483,648 shares
       held in treasury at June 1, 2002)                1,007             998
    Additional paid-in capital                         21,461          21,062
    Retained earnings                                  63,970          63,723
    Accumulated other comprehensive loss               (3,703)         (2,261)
                                                    ---------       ---------
          Total stockholders' equity                   82,735          83,522
                                                    ---------       ---------

                                                    $ 104,602       $ 102,281
                                                    =========       =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                       Thirteen weeks ended         Twenty-six weeks ended
                                    --------------------------    --------------------------
                                    November 30,   December 1,    November 30,   December 1,
                                        2002           2001           2002           2001
                                      --------       --------       --------       --------
Net sales                             $ 32,900       $ 30,629       $ 63,180       $ 58,270
Cost of goods sold                      17,828         17,575         35,611         34,546
                                      --------       --------       --------       --------
      Gross profit                      15,072         13,054         27,569         23,724
                                      --------       --------       --------       --------

Operating expenses
  Selling and administrative            11,789         10,789         23,816         20,254
  Asset impairment and facility
    closing costs                          116          1,532            116          1,532
  Research and development               1,658          1,659          3,247          3,140
                                      --------       --------       --------       --------
    Total operating expenses            13,563         13,980         27,179         24,926
                                      --------       --------       --------       --------

      Operating profit (loss)            1,509           (926)           390         (1,202)

Other income (expense)
  Interest income                           65            119            135            271
  Interest expense                        (118)           (65)          (187)          (135)
  Other, net                               150             81            466            201
                                      --------       --------       --------       --------

      Earnings (loss) before
        income taxes                     1,606           (791)           804           (865)

Income tax provision                       618            376            557            414
                                      --------       --------       --------       --------
      NET EARNINGS (LOSS)             $    988       $ (1,167)      $    247       $ (1,279)
                                      ========       ========       ========       ========

Earnings (loss) per common share
  Basic                               $    .10       $   (.12)      $    .02       $   (.13)
                                      ========       ========       ========       ========

  Diluted                             $    .09       $   (.12)      $    .02       $   (.13)
                                      ========       ========       ========       ========

Weighted average common shares
  Basic                                 10,017          9,839         10,005          9,846
                                      ========       ========       ========       ========

  Diluted                               10,406          9,839         10,403          9,846
                                      ========       ========       ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                    Twenty-six weeks ended November 30, 2002
                                   (unaudited)
                        (in thousands, except share data)

                                 Class A and Class B                                            Accumulated
                                     common stock       Common stock     Additional                other                 Compre-
                                 -------------------  -----------------   paid-in    Retained  comprehensive             hensive
                                    Shares   Amount     Shares   Amount   capital    earnings      loss        Total      loss
                                 ----------  -------  ---------  ------  ----------  --------  -------------  --------   -------
Balance at June 1, 2002           9,985,705   $998                         $21,062    $63,723     $(2,261)     $83,522

Exercise of stock options            22,962      2        68,602      7        386                                 395
Income tax benefits on
  stock options exercised                                                       87                                  87
Compensation related to
  stock option plans                                                             3                                   3
Issuance of stock                                          8,000      1         61                                  62
Purchase of treasury stock          (16,352)    (1)                           (138)                               (139)
Common stock recapitalization    (9,992,315)  (999)    9,992,315    999
Net earnings                                                                              247                      247    $   247
Unrealized holding loss on
  debt and equity securities                                                                         (758)        (758)      (758)
Decrease in fair market value
  on interest rate swap                                                                              (172)        (172)      (172)
Foreign currency translation
  adjustments                                                                                        (512)        (512)      (512)
                                 ----------   ----    ----------   -----    ------     ------       -----       ------    -------
Comprehensive loss                                                                                                        $(1,195)
                                                                                                                          =======

Balance at November 30, 2002             --   $ --    10,068,917  $1,007   $21,461    $63,970     $(3,703)     $82,735
                                 ==========   ====    ==========  ======   =======    =======     =======      =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                       Twenty-six weeks ended
                                                     ---------------------------
                                                     November 30,    December 1,
                                                         2002           2001
                                                       --------       --------
Cash flows from operating activities:
  Net earnings (loss)                                  $    247       $ (1,279)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities
      Depreciation and amortization                       1,599          1,420
      Impairment of long-lived assets                       116          1,356
      Provision for (reduction in) doubtful
        accounts                                            164             (2)
      Deferred income tax provision                           3              1
      Other non-cash items                                   65             49
      Changes in operating assets and
        liabilities
          Accounts receivable                            (4,163)         2,684
          Inventories                                    (1,677)        (2,391)
          Other current assets                             (223)         2,154
          Other assets                                     (480)          (289)
          Accounts payable                                 (160)         2,350
          Accrued liabilities                              (249)          (910)
          Accrued income taxes                             (142)           (11)
          Other noncurrent liabilities                      119            100
                                                       --------       --------
            Net cash provided by (used in)
              operating activities                       (4,781)         5,232
                                                       --------       --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                       (3,110)        (1,365)
  Restricted cash for use in investing activities        (2,447)
  Purchase of intangible assets                                           (300)
  Investments at cost                                      (300)          (600)
  Available-for-sale securities
    Purchases                                           (62,247)       (47,458)
    Proceeds from sale                                   66,960         44,696
                                                       --------       --------

      Net cash used in investing activities              (1,144)        (5,027)
                                                       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of debt                          3,531            147
  Repayments of debt                                       (167)          (153)
  Proceeds from exercise of stock options                   395              4
  Purchase of treasury stock                               (139)          (266)
                                                       --------       --------
    Net cash provided by (used in) financing
      activities                                          3,620           (268)
                                                       --------       --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                        Twenty-six weeks ended
                                                       -------------------------
                                                       November 30,  December 1,
                                                           2002          2001
                                                         -------       -------

Effect of exchange rate changes on
  cash and cash equivalents                              $  (367)      $  (243)
                                                         -------       -------
      DECREASE IN CASH AND CASH
        EQUIVALENTS                                       (2,672)         (306)

Cash and cash equivalents
  Beginning of period                                      8,019         4,391
                                                         -------       -------

  End of period                                          $ 5,347       $ 4,085
                                                         =======       =======
Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the period for:
      Interest                                           $    81       $    40
                                                         =======       =======

      Income taxes paid (refunded) (net of payments
        of $404 in 2001)                                 $   943       $  (411)
                                                         =======       =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of November 30, 2002, the consolidated statement of stockholders' equity and comprehensive loss for the period ended November 30, 2002, and the consolidated statements of operations and cash flows for the periods ended November 30, 2002 and December 1, 2001, have been prepared by the Company without audit. The consolidated balance sheet as of June 1, 2002 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at November 30, 2002 (and for all periods presented) have been made.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2002 Annual Report on Form 10-K filed by the Company on August 29, 2002. The results of operations for the periods ended November 30, 2002 and December 1, 2001 are not necessarily indicative of the operating results for the respective full years.

    The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

    The following table sets forth the reconciliation of the weighted average number of common shares:

                            Thirteen weeks ended       Twenty-six weeks ended
                          -------------------------   -------------------------
                          November 30,  December 1,   November 30,  December 1,
                             2002          2001          2002          2001
                            ------        ------        ------        ------
                                             (in thousands)

   Basic                    10,017         9,839        10,005         9,846
   Effect of dilutive
     securities (stock
     options)                  389                         398
                            ------        ------        ------        ------
   Diluted                  10,406         9,839        10,403         9,846
                            ======        ======        ======        ======

                          E-Z-EM, Inc. and Subsidiaries

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE B - EARNINGS PER COMMON SHARE (continued)

    Excluded from the calculation of earnings per common share, are options to purchase 452,155 shares of common stock for the thirteen and twenty-six weeks ended November 30, 2002 and options to purchase 1,556,935 shares of common stock for the thirteen and twenty-six weeks ended December 1, 2001, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $8.50 to $12.49 per share at November 30, 2002 and $3.66 to $12.49 per share at December 1, 2001.

NOTE C - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement has had no effect on the Company's results of operations or financial position.

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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE D - COMPREHENSIVE LOSS

    The components of comprehensive loss, net of related tax, are as follows:

                                                     Twenty-six weeks ended
                                                   ----------------------------
                                                   November 30,     December 1,
                                                      2002             2001
                                                    --------         --------
                                                         (in thousands)

       Net earnings (loss)                          $    247         $ (1,279)
       Unrealized holding gain (loss) on
         debt and equity securities                     (758)             170
       Decrease in fair market value on interest
         rate swap                                      (172)
       Foreign currency translation
         adjustments                                    (512)            (298)
                                                    --------         --------
           Comprehensive loss                       $ (1,195)        $ (1,407)
                                                    ========         ========

    The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                   November 30,        June 1,
                                                       2002             2002
                                                     --------         --------
                                                           (in thousands)

       Unrealized holding gain on debt and
         equity securities                           $     60         $    818
       Decrease in fair market value on interest
         rate swap                                       (172)
       Cumulative translation adjustments              (3,591)          (3,079)
                                                     --------         --------
           Accumulated other comprehensive loss      $ (3,703)        $ (2,261)
                                                     ========         ========

NOTE E - INVESTMENT AT COST

    In August 2001, the Company acquired 240,000 shares of the Series B Convertible Preferred Stock, or approximately 5%, of PointDx, Inc. ("PointDx") for $600,000. PointDx, a Delaware corporation based in Winston-Salem, North Carolina, is an emerging medical technology company focused on the development of virtual colonoscopy software and structured reporting solutions for radiology. Virtual colonoscopy is an innovative technology which visualizes the colon using advanced CT imaging and 3-D computer reconstruction of that image data. The Company also acquired a three-year warrant to purchase an additional 120,000 shares of the Series B Convertible Preferred Stock at $2.50 per share, and the right to designate one nominee for the PointDx board of directors. The Company's investment in PointDx is accounted for by the cost method. During December 2002, the Company entered into an agreement with PointDx, and agreed to reduce the shares that can be purchased under the aforementioned warrant by 36,000.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE F - ASSET IMPAIRMENT CHARGES

    During the twenty-six weeks ended December 1, 2001, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,532,000 charge to operations during the thirteen weeks ended December 1, 2001, within the E-Z-EM operating segment, consisting of i) a $1,306,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $128,000, iii) refurbishing costs of $66,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $32,000. During the thirteen weeks ended November 30, 2002, the Company recorded an additional write-down of property of $116,000 to management's current estimate of its fair market value, based upon the anticipated proceeds to be received upon sale.

NOTE G - INVENTORIES

    Inventories consist of the following:


                                                    November 30,        June 1,
                                                        2002              2002
                                                      --------          --------
                                                            (in thousands)

       Finished goods                                 $ 14,722          $ 13,939
       Work in process                                   1,689             2,237
       Raw materials                                    11,517            10,075
                                                      --------          --------
                                                      $ 27,928          $ 26,251
                                                      ========          ========

NOTE H - LONG-TERM DEBT

    In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion will be principally financed with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds will be advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of November 30, 2002, the advances aggregated $1,053,000 with the remaining proceeds of $2,447,000 classified as restricted cash. The Bonds, which bear interest at a variable rate (1.45% per annum at November 30, 2002), require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank for approximately $3,575,000 to support principal and interest

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE H - LONG-TERM DEBT (continued)

    payments of the Bonds and requires payment of an annual fee on the remaining balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

    The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are collateralized by substantially all of the assets of AngioDynamics.

    In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended, the Company recognized its interest rate swap agreement in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). Changes in the fair values for derivatives not qualifying as hedges are reported in income.

    The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of increases in the interest rates on its variable rate debt. The swap agreement, which qualifies as an effective hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The effect of this swap agreement is to limit the interest rate exposure to 4.45% of the Company's debt under its agreement with the Agency. Since the swap agreement is classified as a cash flow hedge, the fair value of $273,000 has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss has been increased by $172,000, net of tax benefit, with no impact on earnings. Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

                          E-Z-EM, Inc. and Subsidiaries

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE I - COMMON STOCK

    Under the 1983 and 1984 Stock Option Plans, options for 91,564 shares were exercised at prices ranges from $3.66 to $6.50 per share, options for 25,097 shares were forfeited at prices ranging from $4.22 to $12.49 per share, and no options were granted or expired during the twenty-six weeks ended November 30, 2002. Under the 1997 AngioDynamics Stock Option Plan, options for 1.14 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the twenty-six weeks ended November 30, 2002.

    During July 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares.

    On October 22, 2002, the Company completed the previously announced plan to combine its two former classes of common stock (Class A and Class B) into a single, newly created class of common stock. The transaction was effected by merging a newly formed subsidiary into E-Z-EM, with E-Z-EM continuing as the surviving corporation in the merger. As a result of this merger: each outstanding Class A share and each outstanding Class B share was converted into one share of a newly created class of common stock of the Company; the super-majority voting requirements contained in the Company's certificate of incorporation, relating to the former Class A shares, were eliminated and are not applicable to the Company's new class of common stock; each holder of common stock now has one vote per share; and all matters brought before the stockholders of the Company, other than the removal of directors, are now determined by a majority vote.

    At June 1, 2002, the outstanding shares of Class A and Class B common stock were 4,002,188 and 5,983,517, respectively (excluding 52,859 shares of Class A common stock and 430,789 shares of Class B common stock held in treasury at June 1, 2002).

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

                          E-Z-EM, Inc. and Subsidiaries

                     November 30, 2002 and December 1, 2001
                                   (unaudited)

NOTE J - OPERATING SEGMENTS (continued)

    The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                       Thirteen weeks ended        Twenty-six weeks ended
                                    --------------------------   ---------------------------
                                    November 30,   December 1,   November 30,    December 1,
                                        2002          2001           2002           2001
                                       -------      --------       --------       --------
                                                        (in thousands)
    Net sales to external
    customers
      E-Z-EM products                  $24,328      $ 23,240       $ 46,511       $ 44,307
      AngioDynamics products             8,572         7,389         16,669         13,963
                                       -------      --------       --------       --------
    Total net sales to external
    customers                          $32,900      $ 30,629       $ 63,180       $ 58,270
                                       =======      ========       ========       ========

    Intersegment net sales
      AngioDynamics products           $   196      $    214       $    427       $    383
                                       -------      --------       --------       --------
    Total intersegment net sales       $   196      $    214       $    427       $    383
                                       =======      ========       ========       ========

    Operating profit (loss)
      E-Z-EM products                  $   671      $ (1,706)      $ (1,004)      $ (2,184)
      AngioDynamics products               794           776          1,354            981
      Eliminations                          44             4             40              1
                                       -------      --------       --------       --------
    Total operating profit (loss)      $ 1,509      $   (926)      $    390       $ (1,202)
                                       =======      ========       ========       ========

    Net earnings (loss)(1)
      E-Z-EM products                  $   494      $ (1,513)      $   (575)      $ (1,595)
      AngioDynamics products               450           342            782            315
      Eliminations                          44             4             40              1
                                       -------      --------       --------       --------
    Total net earnings (loss)          $   988      $ (1,167)      $    247       $ (1,279)
                                       =======      ========       ========       ========


                                                 November 30,          June 1,
                                                     2001                2002
                                                  ---------           ---------
                                                         (in thousands)
     Assets
       E-Z-EM products                            $ 107,806           $ 110,421
       AngioDynamics products                        24,945              20,046
       Eliminations                                 (28,149)            (28,186)
                                                  ---------           ---------
     Total assets                                 $ 104,602           $ 102,281
                                                  =========           =========

    (1) Effective June 2, 2002 and for fiscal 2003, E-Z-EM's loans to AngioDynamics are non-interest bearing. For the thirteen and twenty-six weeks ended December 1, 2001, interest charges on such loans were $216,000 and $432,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Quarters ended November 30, 2002 and December 1, 2001
-----------------------------------------------------

The Company's quarters ended November 30, 2002 and December 1, 2001 both represent thirteen weeks.

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

                                      E-Z-EM     AngioDynamics  Eliminations      Total
                                      ------     -------------  ------------      -----
                                                        (in thousands)
Quarter ended November 30, 2002
-------------------------------

 Unaffiliated customer sales         $ 24,328       $  8,572            --       $ 32,900
 Intersegment sales                        --            196         ($196)            --
 Gross profit                          10,235          4,793            44         15,072
 Operating profit                         671            794            44          1,509

Quarter ended December 1, 2001
------------------------------

 Unaffiliated customer sales         $ 23,240       $  7,389            --       $ 30,629
 Intersegment sales                        --            214         ($214)            --
 Gross profit                           9,114          3,936             4         13,054
 Operating profit (loss)               (1,706)           776             4           (926)

E-Z-EM Products

E-Z-EM segment operating results for the current quarter improved by $2,377,000. The operating results for the comparable quarter of the prior year were adversely affected by a $1,532,000 charge to operations resulting from the December 2001 closing of a Japanese facility principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. During the current quarter, the Company recorded an additional charge to operations of $116,000 relating to the closing of this facility. Excluding the effect of the Japanese facility closing, E-Z-EM segment operating results improved by $961,000 due primarily to increased sales and improved gross profit, slightly offset by increased operating expenses. Net sales increased 5%, or $1,088,000, due to increased sales of CT imaging contrast and injector systems of $1,015,000. Price increases had minimal effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales improved to 42% for the current quarter from 39% for the comparable period of the prior year due primarily to commission revenue of $295,000 earned in the current quarter, decreased provision for inventory reserves of $196,000 and lower freight costs. Excluding the aforementioned facility closing costs, operating expenses increased $160,000 due to increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses.

AngioDynamics Products

AngioDynamics segment operating profit for the current quarter improved by $18,000. Increased sales and improved gross profit were virtually offset by increased operating expenses. Net sales increased 16%, or $1,183,000, due primarily to increased sales of dialysis products of $551,000, image-guided vascular access products of $248,000 and angiographic products of $171,000. Sales of the ELVS(TM) endovascular laser venous system, used in the treatment of varicose veins and introduced in the current quarter, also contributed to the increase in sales. Price increases had minimal effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales improved to 55% for the current quarter from 52% for the comparable quarter of the prior year due primarily to improved manufacturing efficiencies at the Company's Queensbury, New York facility, resulting, in large part, from increased automation in the manufacture of angiographic catheters, and lower freight costs. Operating expenses increased $839,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended November 30, 2002, the Company reported net earnings of $988,000, or $.10 and $.09 per common share on a basic and diluted basis, respectively, compared to a net loss of $1,167,000, or ($.12) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in the AngioDynamics segment. Results for the current quarter were adversely affected by an additional charge of $116,000, or $.01 per basic share, to close a Japanese facility. Results for the comparable quarter of the prior year were adversely affected by a charge of $1,532,000, or $.16 per basic share, to close the Japanese facility. Excluding the effect of the Japanese facility closing, net earnings improved by $739,000, or $.07 per basic share.

Net sales for the quarter ended November 30, 2002 increased 7%, or $2,271,000, compared to the quarter ended December 1, 2001 due to increased sales of AngioDynamics products of $1,183,000 and E-Z-EM products of $1,088,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 6%, or $551,000, for the current quarter from the comparable period of last year due, in large part, to decreased sales of contract manufacturing products of $303,000 and decreased sales of X-ray fluoroscopy products of $240,000.

Gross profit expressed as a percentage of net sales increased to 46% for the current quarter from 43% for the comparable quarter of the prior year due to improved gross profit in both the E-Z-EM and AngioDynamics segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $11,789,000 for the quarter ended November 30, 2002 compared to $10,789,000 for the quarter ended December 1, 2001. This increase of $1,000,000, or 9%, for the current quarter was due to increased AngioDynamics S&A expenses of $712,000 and increased E-Z-EM S&A expenses of $288,000, which resulted from the factors previously disclosed in the segment overview.

Research and development ("R&D") expenditures for the current quarter were $1,658,000, or 5% of net sales, compared to $1,659,000, or 5% of net sales, for the quarter ended December 1, 2001. Increased spending relating to X-ray fluoroscopy and CT imaging projects of $202,000 and AngioDynamics projects of $127,000, offset decreased spending relating to virtual colonoscopy projects of $275,000 and all other projects of $55,000. Of the R&D expenditures for the current quarter, approximately 47% relate to X-ray fluoroscopy and CT imaging projects, 36% to AngioDynamics projects, 16% to general regulatory costs and 1% to specialty diagnostic projects. R&D expenditures are expected to continue at approximately current levels.

Other income, net of other expenses, totaled $97,000 of income for the current quarter compared to $135,000 of income for the quarter ended December 1, 2001. This decline was due to decreased interest income of $54,000, resulting, in large part, from lower interest rates, and increased interest expense of $53,000, resulting, in large part, from the financing of the AngioDynamics facility expansion, partially offset by an increase in foreign currency exchange gains of $65,000.

For the quarter ended November 30, 2002, the Company's effective tax rate of 39% differed from the Federal statutory tax rate of 34% due to non-deductible expenses. For the quarter ended December 1, 2001, the Company reported an income tax provision of $376,000 against a loss before income taxes of $791,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Six months ended November 30, 2002 and December 1, 2001
-------------------------------------------------------

The Company's six months ended November 30, 2002 and December 1, 2001 both represent twenty-six weeks.

Results of Operations
---------------------

Segment Overview
----------------

                                         E-Z-EM     AngioDynamics   Eliminations     Total
                                         ------     -------------   ------------     -----
                                                          (in thousands)
Six months ended November 30, 2002
----------------------------------

 Unaffiliated customer sales            $ 46,511       $ 16,669            --       $ 63,180
 Intersegment sales                           --            427         ($427)            --
 Gross profit                             18,568          8,961            40         27,569
 Operating profit (loss)                  (1,004)         1,354            40            390

Six months ended December 1, 2001
---------------------------------

 Unaffiliated customer sales            $ 44,307       $ 13,963            --       $ 58,270
 Intersegment sales                           --            383         ($383)            --
 Gross profit (loss)                      16,606          7,117             1         23,724
 Operating profit (loss)                  (2,184)           981             1         (1,202)

E-Z-EM Products

E-Z-EM segment operating losses for the current period improved by $1,180,000. The operating results for the comparable period of the prior year were adversely affected by a $1,532,000 charge to operations resulting from the December 2001 closing of a Japanese facility. During the current period, the Company recorded an additional charge to operations of $116,000 relating to the closing of this facility. Excluding the effect of the Japanese facility closing, E-Z-EM segment operating losses increased by $236,000 due to increased operating expenses, partially offset by increased sales and improved gross profit. Net sales increased 5%, or $2,204,000, due to increased sales of CT imaging contrast and injector systems of $2,237,000. Price increases had minimal effect on net sales for the current period. Gross profit expressed as a percentage of net sales improved to 40% for the current period from 37% for the comparable period of the prior year due primarily to increased production throughput at the Company's Westbury facility and lower freight costs. Excluding the aforementioned facility closing costs, operating expenses increased $2,198,000 due to: i) increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses; ii) costs associated with the Company's common stock recapitalization of $688,000; and iii) increased severance costs of $287,000.

AngioDynamics Products

AngioDynamics segment operating results improved by $373,000 in the current period due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 19%, or $2,706,000, due primarily to increased sales of dialysis products of $1,386,000, image-guided vascular access products of $446,000, PTA dilation catheters of $352,000 and angiographic products of $286,000. Price increases had minimal effect on net sales for the current period. Gross profit expressed as a percentage of net sales improved to 52% for the current period from 50% for the comparable period of the prior year due primarily to improved manufacturing efficiencies at the Company's Queensbury facility, resulting, in large part, from increased automation in the manufacture of angiographic catheters, lower freight costs and favorable changes in sales product mix. Operating expenses increased $1,471,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the six months ended November 30, 2002, the Company reported net earnings of $247,000, or $.02 per common share on both a basic and diluted basis, compared to a net loss of $1,279,000, or ($.13) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current period were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in both industry segments. Results for the current period were adversely affected by an additional charge of $116,000, or $.01 per basic share, to close a Japanese facility. Results for the comparable period of the prior year were adversely affected by a charge of $1,532,000, or $.16 per basic share, to close the Japanese facility. Excluding the effect of the Japanese facility closing, net earnings improved by $110,000, or $.01 per basic share.

Net sales for the six months ended November 30, 2002 increased 8%, or $4,910,000, compared to the six months ended December 1, 2001 due to increased sales of AngioDynamics products of $2,706,000 and E-Z-EM products of $2,204,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales for the current period. Net sales in international markets, including direct exports from the U.S., increased 4%, or $713,000, for the current period from the comparable period of last year due primarily to increased sales of CT imaging contrast and injector systems of $405,000 and contract manufacturing products of $258,000.

Gross profit expressed as a percentage of net sales increased to 44% for the current period from 41% for the comparable period of the prior year due to improved gross profit in both the E-Z-EM and AngioDynamics segments, which resulted from the factors previously disclosed in the segment overview.

S&A expenses were $23,816,000 for the six months ended November 30, 2002 compared to $20,254,000 for the six months ended December 1, 2001. This increase of $3,562,000, or 18%, for the current period was due to increased E-Z-EM S&A expenses of $2,441,000 and increased AngioDynamics S&A expenses of $1,121,000, which resulted from the factors previously disclosed in the segment overview.

R&D expenditures increased 3% for the current period to $3,247,000, or 5% of net sales, from $3,140,000, or 5% of net sales, for the comparable prior year period due to increased spending relating to AngioDynamics projects of $350,000, partially offset by decreased spending relating to virtual colonoscopy projects of $172,000 and all other projects of $71,000. Of the R&D expenditures for the current period, approximately 42% relate to X-ray fluoroscopy and CT imaging projects, 36% to AngioDynamics projects, 16% to general regulatory costs, 5% to virtual colonoscopy projects and 1% to specialty diagnostic projects.

Other income, net of other expenses, totaled $414,000 of income for the current period compared to $337,000 of income for the comparable period of last year. This increase was due primarily to increased foreign currency exchange gains of $259,000, partially offset by decreased interest income of $136,000, resulting, in large part, from lower interest rates, and increased interest expense of $52,000, resulting, in large part, from the financing of the AngioDynamics facility expansion.

For the six months ended November 30, 2002, the Company's unusually high effective tax rate of 69% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, primarily related to the Company's common stock recapitalization. For the six months ended December 1, 2001, the Company reported an income tax provision of $414,000 against a loss before income taxes of $865,000 due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 30, 2002, capital expenditures (excluding the AngioDynamics facility expansion discussed below), an equity investment at cost and the purchase of treasury stock were funded by cash reserves. The Company's policy has been to fund capital requirements without incurring significant debt. However, the Company did elect to externally finance the AngioDynamics facility expansion. At November 30, 2002, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,585,000 (including $3,465,000 relating to the financing of the AngioDynamics facility expansion), as compared to $1,204,000 at June 1, 2002. The Company has available $2,078,000 under two bank lines of credit of which no amounts were outstanding at November 30, 2002.

At November 30, 2002, approximately $16,679,000, or 16%, of the Company's assets consisted of short-term debt and equity securities and cash and cash equivalents. The current ratio was 4.80 to 1, with net working capital of $58,053,000, at November 30, 2002, as compared to a current ratio of 4.66 to 1, with net working capital of $56,746,000, at June 1, 2002. The Company believes that its cash reserves as of November 30, 2002, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet its currently foreseeable short-term operating requirements.

During fiscal 2003, the Company began the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, as of November 30, 2002, has expended approximately $1,194,000 on this project. The Company expects this expansion to cost approximately $3,500,000, most of which will be expended in fiscal 2003. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds will be advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of November 30, 2002, the advances aggregated $1,053,000 with the remaining proceeds of $2,447,000 classified as restricted cash. The Bonds, which bear interest at a variable rate, require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. The Company entered into an interest rate swap with the Bank to convert the variable rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank.

During July 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the six months ended November 30, 2002. Effective August 15, 2002, the Company retired all treasury shares.

Forward-Looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, market acceptance of virtual colonoscopy as a new imaging procedure, future actions by the U.S. Food and Drug Administration or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations, and competition, including alternative procedures which continue to replace traditional fluoroscopic procedures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 30% of the Company's total accounts receivable balance at November 30, 2002 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor.

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

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement has had no effect on the Company's results of operations or financial position.

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

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at November 30, 2002, the Company's assets and liabilities would increase or decrease by $2,362,000 and $575,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,212,000 and $88,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at November 30, 2002, net earnings would be favorably or unfavorably impacted by approximately $460,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $11,325,000. The bonds bear interest at a floating rate established weekly. For the six months ended November 30, 2002, the after-tax interest rate on the bonds approximated 1.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $113,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $1,120,000 at November 30, 2002, a change in interest rates would not materially impact results of operations or financial position. At November 30, 2002, the

Company maintained variable interest rate financing in connection with the AngioDynamics facility expansion of approximately $3,465,000, and has limited its exposure to interest rate change market risk by entering into an interest rate swap agreement.

Item 4. Controls and Procedures
        -----------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-
14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           Part II: Other Information

Item 1. Legal Proceedings
        -----------------

None.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

In connection with a recapitalization merger completed on October 22, 2002, in which a wholly-owned subsidiary of the Company merged with and into the Company,
Article 4 of the Company's Certificate of Incorporation was deleted in its entirety and replaced with a new Article 4. As a result, the following changes were made to the Company's authorized and outstanding shares:

1. The Company's Class A common stock, par value $0.10 per share ("Class A Stock") and Class B common stock, par value, $0.10 per share ("Class B Stock"), were replaced by a single, new class of common stock, par value $0.10 per share ("New Common Stock"). In the merger, each outstanding share of Class A Stock and Class B Stock was converted into one share of New Common Stock.

2. Each share of New Common Stock entitles the holder to one vote per share on all matters submitted to a stockholders vote. Previously, only the Class A Stock carried voting rights.

3. All super-majority voting provisions were eliminated, and all matters submitted to a stockholder vote will be determined by majority vote, except for votes regarding removal of directors.

4. All other distinctions previously existing between the Class A Stock and Class B Stock, including dividend preferences, conversion rights, and mandatory tender offer provisions, were eliminated.

On November 1, 2002, the Company issued 2,000 shares of common stock to its Chairman of the Board, Howard S. Stern, and 1,000 shares of common stock to each of the following directors of the Company: Robert J. Beckman, Michael A. Davis, Paul S. Echenberg, James L. Katz, Donald A. Meyer and David P. Meyers. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to directors of the Company.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Annual Meeting of Shareholders held October 15, 2002, the following persons were elected as Directors of the Company:

       Class II Director: (until the 2004 Annual Meeting)

              Robert J. Beckman

       Class III Directors: (until the 2005 Annual Meeting)

              Howard S. Stern
              David P. Meyers
              George P. Ward

In this election, 3,633,867, 3,627,530, 3,638,730 and 3,633,867 votes were cast for Mr. Beckman, Mr. Stern, Mr. Meyers and Mr. Ward, respectively, and 206,529, 212,866, 201,666 and 206,529 shares were withheld from voting for Mr. Beckman, Mr. Stern, Mr. Meyers and Mr. Ward, respectively.

The following Directors continue in office for the duration of their terms:

       Class I Directors: (until the 2003 Annual Meeting)

              Michael A. Davis, M.D.
              James L. Katz, CPA, JD
              Anthony A. Lombardo

       Class II Directors: (until the 2004 Annual Meeting)

              Paul S. Echenberg
              Donald A. Meyer

In addition, the Agreement of Merger and Recapitalization dated as of July 25, 2002, by and between E-Z-EM, Inc. and E-Z-EM Merger Sub, Inc., a wholly-owned subsidiary of E-Z-EM, Inc., which provides, among other things, for the merger of E-Z-EM Merger Sub, Inc. with and into E-Z-EM, Inc., which will have the effect of combining the Company's two currently outstanding classes of common stock into a single, newly created class of common stock, was approved by a vote of 2,810,460 in favor, 2,627 against and 1,027,309 broker non-votes.

The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 2003 was approved by a vote of 3,639,417 in favor, 200,779 against and 200 shares abstaining.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
    --------

No.                              Description                                Page
---                              -----------                                ----

 2      Agreement and Plan of Merger and Recapitalization dated as of
        July 25, 2002                                                       (a)

 3(i)   Restated Certificate of Incorporation of the Registrant             (b)

 3(i)   Amendment to Restated Certificate of Incorporation of the
        Registrant                                                          (c)

99.1    Certification Pursuant to Title 18, United States Code, Section
        1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002 (Anthony A. Lombardo)                                   31

    --------------------

No.                             Description                                 Page
---                             -----------                                 ----

99.2     Certification Pursuant to Title 18, United States Code, Section
         1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Dennis J. Curtin)                                      32

---------------
      (a) Incorporated by reference to Annex B to the Registrant's Definitive Proxy Statement, filed with the Commission on September 13, 2002.

      (b) Incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (file No. 1-11479).

      (c) Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Commission on October 22, 2002.

(b) Reports on Form 8-K
    -------------------

The following reports on Form 8-K were filed during the quarter ended November 30, 2002:

On October 15, 2002, the Company filed a Form 8-K reporting information under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits" announcing that the Company's stockholders had approved a previously announced plan of merger between the Company and a wholly-owned subsidiary of the Company under which each outstanding share of Class A common stock and Class B common stock will be converted into one share of a single, newly created class of common stock.

On October 22, 2002, the Company filed a Form 8-K reporting information under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits" announcing that the Company had completed a previously announced recapitalization merger of a wholly-owned subsidiary of the Company with and into the Company under which each outstanding share of Class A common stock and each outstanding share of Class B common stock was converted into one share of a single, newly created class of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         E-Z-EM, Inc.
                                        --------------------------------------
                                         (Registrant)


Date   January 14, 2003                  /s/ Anthony A. Lombardo
    ---------------------               --------------------------------------
                                         Anthony A. Lombardo, President,
                                         Chief Executive Officer and Director


Date   January 14, 2003                  /s/ Dennis J. Curtin
    ---------------------               --------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date January 14, 2003
     ----------------

                                       /s/ Anthony A. Lombardo
                                       ------------------------------------
                                       Anthony A. Lombardo, President,
                                       Chief Executive Officer and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date January 14, 2003
     ----------------

                                       /s/ Dennis J. Curtin
                                       -------------------------------------
                                       Dennis J. Curtin, Senior Vice
                                       President - Chief Financial Officer