Form 10-Q
period 2003-03-01
EZ EM INC
filed 2003-04-15
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 2003
                                                 -------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ---------

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

                                 Yes |_| No |X|

As of April 9, 2003, there were 10,098,288 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part I:  Financial Information                                            Page
------   ---------------------                                            ----

    Item 1.  Financial Statements

    Consolidated Balance Sheets - March 1, 2003 and
          June 1, 2002                                                    3 - 4

       Consolidated Statements of Operations - thirteen and thirty-
          nine weeks ended March 1, 2003 and March 2, 2002                  5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - thirty-nine weeks ended
          March 1, 2003                                                     6

       Consolidated Statements of Cash Flows - thirty-nine weeks
          ended March 1, 2003 and March 2, 2002                           7 - 8

       Notes to Consolidated Financial Statements                        9 - 15

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            16 - 23

    Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                                    23 - 24

    Item 4.  Controls and Procedures                                       24

Part II:  Other Information
-------   -----------------

    Item 1.  Legal Proceedings                                             25

    Item 2.  Changes in Securities and Use of Proceeds                     25

    Item 3.  Defaults Upon Senior Securities                               25

    Item 4.  Submission of Matters to a Vote of Security Holders           25

    Item 5.  Other Information                                             25

    Item 6.  Exhibits and Reports on Form 8-K                              25

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 1,        June 1,
              ASSETS                                       2003           2002
                                                         --------       --------
                                                        (unaudited)     (audited)
CURRENT ASSETS
    Cash and cash equivalents                            $  5,015       $  8,019
    Restricted cash                                         1,429
    Debt and equity securities                             11,374         16,045
    Accounts receivable, principally
       trade, net                                          22,080         17,721
    Inventories                                            27,858         26,251
    Other current assets                                    5,673          4,218
                                                         --------       --------

          Total current assets                             73,429         72,254

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                           21,908         19,187

GOODWILL, less accumulated amortization                       388            377

INTANGIBLE ASSETS, less accumulated
    amortization                                            1,366          1,557

DEBT AND EQUITY SECURITIES                                  1,575          1,984

INVESTMENTS AT COST                                           900            600

OTHER ASSETS                                                6,897          6,322
                                                         --------       --------

                                                         $106,463       $102,281
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                         March 1,      June 1,
    LIABILITIES AND STOCKHOLDERS' EQUITY                   2003          2002
                                                        ---------     ---------
                                                       (unaudited)     (audited)
CURRENT LIABILITIES
    Notes payable                                       $     633     $     698
    Current maturities of long-term debt                      330           179
    Accounts payable                                        6,524         6,841
    Accrued liabilities                                     7,891         7,292
    Accrued income taxes                                      214           498
                                                        ---------     ---------

          Total current liabilities                        15,592        15,508

LONG-TERM DEBT, less current maturities                     3,516           327

OTHER NONCURRENT LIABILITIES                                3,129         2,924
                                                        ---------     ---------

          Total liabilities                                22,237        18,759
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued
       and outstanding 10,091,141 shares at
       March 1, 2003 and 9,985,705 shares
       at June 1, 2002 (excluding 483,648 shares
       held in treasury at June 1, 2002)                    1,009           998
    Additional paid-in capital                             21,594        21,062
    Retained earnings                                      64,250        63,723
    Accumulated other comprehensive loss                   (2,627)       (2,261)
                                                        ---------     ---------

          Total stockholders' equity                       84,226        83,522
                                                        ---------     ---------

                                                        $ 106,463     $ 102,281
                                                        =========     =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                   Thirteen weeks ended   Thirty-nine weeks ended
                                   --------------------   -----------------------
                                   March 1,    March 2,    March 1,    March 2,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net sales                          $ 33,093    $ 30,646    $ 96,273    $ 88,916
Cost of goods sold                   19,157      17,791      54,768      52,337
                                   --------    --------    --------    --------

      Gross profit                   13,936      12,855      41,505      36,579
                                   --------    --------    --------    --------

Operating expenses
  Selling and administrative         11,655       9,665      35,471      29,919
  Asset impairment and facility
    closing costs                                   (40)        116       1,492
  Research and development            1,806       1,542       5,053       4,682
                                   --------    --------    --------    --------

    Total operating expenses         13,461      11,167      40,640      36,093
                                   --------    --------    --------    --------

      Operating profit                  475       1,688         865         486

Other income (expense)
  Interest income                        56          73         191         344
  Interest expense                     (120)        (67)       (307)       (202)
  Other, net                            166          87         632         288
                                   --------    --------    --------    --------

      Earnings before income
        taxes                           577       1,781       1,381         916

Income tax provision                    297         624         854       1,038
                                   --------    --------    --------    --------

      NET EARNINGS (LOSS)          $    280    $  1,157    $    527    $   (122)
                                   ========    ========    ========    ========

Earnings (loss) per common share
  Basic                            $    .03    $    .12    $    .05    $   (.01)
                                   ========    ========    ========    ========

  Diluted                          $    .03    $    .11    $    .05    $   (.01)
                                   ========    ========    ========    ========

Weighted average common shares
  Basic                              10,081       9,824      10,031       9,831
                                   ========    ========    ========    ========

  Diluted                            10,441      10,230      10,416       9,831
                                   ========    ========    ========    ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      Thirty-nine weeks ended March 1, 2003
                                   (unaudited)
                        (in thousands, except share data)

                                   Class A and Class B                                               Accumulated
                                       common stock         Common stock      Additional                other               Compre-
                                    -----------------    -----------------     paid-in    Retained  comprehensive           hensive
                                      Shares   Amount      Shares   Amount     capital    earnings      loss        Total   income
                                    ---------  ------    ---------  ------    ----------  --------  -------------  -------  -------
Balance at June 1, 2002             9,985,705  $ 998                           $21,062    $63,723     $(2,261)     $83,522

Exercise of stock options              22,962      2        89,150  $    9         493                                 504
Income tax benefits on
  stock options exercised                                                           99                                  99
Compensation related to
  stock option plans                                                                 4                                   4
Issuance of stock                                            9,676       1          74                                  75
Purchase of treasury stock            (16,352)    (1)                             (138)                               (139)
Common stock recapitalization      (9,992,315)  (999)    9,992,315     999
Net earnings                                                                                  527                      527   $ 527
Unrealized holding loss on debt
  and equity securities                                                                                  (477)        (477)   (477)
Decrease in fair market value
  on interest rate swap                                                                                  (245)        (245)   (245)
Foreign currency translation
  adjustments                                                                                             356          356     356
                                    ---------  -----    ----------  ------     -------    -------     -------      -------   -----
Comprehensive income                                                                                                         $ 161
                                                                                                                             =====
Balance at March 1, 2003                   --  $  --    10,091,141  $1,009     $21,594    $64,250     $(2,627)     $84,226
                                    =========  =====    ==========  ======     =======    =======     =======      =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                         Thirty-nine weeks ended
                                                         -----------------------
                                                          March 1,     March 2,
                                                            2003         2002
                                                          --------     --------
Cash flows from operating activities:
  Net earnings (loss)                                     $    527     $   (122)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities
      Depreciation and amortization                          2,476        2,143
      Impairment of long-lived assets                          116        1,322
      Provision for doubtful accounts                          272           29
      Deferred income tax provision                              8            8
      Other non-cash items                                      74           50
      Changes in operating assets and
        liabilities
          Accounts receivable                               (4,631)       3,085
          Inventories                                       (1,607)      (3,669)
          Other current assets                              (1,316)       1,673
          Other assets                                        (638)        (629)
          Accounts payable                                    (317)       2,040
          Accrued liabilities                                  210         (272)
          Accrued income taxes                                (184)         158
          Other noncurrent liabilities                         174          (22)
                                                          --------     --------
            Net cash provided by (used in)
              operating activities                          (4,836)       5,794
                                                          --------     --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                          (5,252)      (2,540)
  Restricted cash for use in investing activities           (1,429)
  Purchase of intangible assets                                            (400)
  Investments at cost                                         (300)        (600)
  Available-for-sale securities
    Purchases                                              (82,390)     (64,780)
    Proceeds from sale                                      87,061       61,965
                                                          --------     --------

      Net cash used in investing activities                 (2,310)      (6,355)
                                                          --------     --------
Cash flows from financing activities:
  Proceeds from issuance of debt                             3,532        3,430
  Repayments of debt                                          (309)      (3,322)
  Proceeds from exercise of stock options                      504            4
  Purchase of treasury stock                                  (139)        (279)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                                 5            5
                                                          --------     --------
      Net cash provided by (used in) financing
        activities                                           3,593         (162)
                                                          --------     --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                          Thirty-nine weeks ended
                                                          -----------------------
                                                            March 1,    March 1,
                                                              2003        2002
                                                            -------     -------
Effect of exchange rate changes on
  cash and cash equivalents                                 $   549     $  (400)
                                                            -------     -------

      DECREASE IN CASH AND CASH                              (3,004)     (1,123)
        EQUIVALENTS

Cash and cash equivalents
  Beginning of period                                         8,019       4,391
                                                            -------     -------

  End of period                                             $ 5,015     $ 3,268
                                                            =======     =======

Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the period for:
      Interest                                              $   130     $    56
                                                            =======     =======
      Income taxes paid (refunded) (net of refunds
      of $3 in 2003 and payments of $599 in 2002,
      respectively)                                         $ 1,445     $  (346)
                                                            =======     =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of March 1, 2003, the consolidated statement of stockholders' equity and comprehensive income for the period ended March 1, 2003, and the consolidated statements of operations and cash flows for the periods ended March 1, 2003 and March 2, 2002, have been prepared by the Company without audit. The consolidated balance sheet as of June 1, 2002 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at March 1, 2003 (and for all periods presented) have been made.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2002 Annual Report on Form 10-K filed by the Company on August 29, 2002. The results of operations for the periods ended March 1, 2003 and March 2, 2002 are not necessarily indicative of the operating results for the respective full years.

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

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                  Thirteen weeks ended      Thirty-nine weeks ended
                                 -----------------------    -----------------------
                                 March 1,       March 2,     March 1,      March 2,
                                   2003           2002         2003          2002
                                  ------         -----        ------        -----
                                                  (in thousands)
Basic                             10,081         9,824        10,031        9,831
Effect of dilutive
  securities (stock options)         360           406           385
                                  ------         -----        ------        -----

Diluted                           10,441        10,230        10,416        9,831
                                  ======        ======        ======        =====

                          E-Z-EM, Inc. and Subsidiaries

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE B - EARNINGS PER COMMON SHARE (continued)

      Excluded from the calculation of earnings per common share, are options to purchase 452,155 shares of common stock for the thirteen and thirty-nine weeks ended March 1, 2003 and options to purchase 431,575 and 1,554,935 shares of common stock for the thirteen and thirty-nine weeks ended March 2, 2002, respectively, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $8.50 to $12.49 per share for the thirteen and thirty-nine weeks ended March 1, 2003, $7.40 to $12.49 per share for the thirteen weeks ended March 2, 2002 and $3.66 to $12.49 per share for the thirty-nine weeks ended March 2, 2002.

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

      As of January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this statement has had no effect on the Company's results of operations or financial position.

      In December 2002, the Financial Accounting Standards Board ("FASB")issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its fiscal year ending May 31, 2003.

                          E-Z-EM, Inc. and Subsidiaries

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE D - COMPREHENSIVE LOSS

      The components of comprehensive income (loss), net of related tax, are as follows:

                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                       March 1,     March 2,
                                                        2003            2002
                                                      -------         -------
                                                           (in thousands)

      Net earnings (loss)                             $   527         $  (122)
      Unrealized holding gain (loss) on
        debt and equity securities                       (477)             90
      Decrease in fair value on interest
        rate swap                                        (245)
      Foreign currency translation
        adjustments                                       356            (528)
                                                      -------         -------

          Comprehensive income (loss)                 $   161         $  (560)
                                                      =======         =======

      The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                      March 1,        June 1,
                                                       2003             2002
                                                      -------         -------
                                                           (in thousands)

      Unrealized holding gain on debt and
        equity securities                             $   341         $   818
      Decrease in fair value on interest
        rate swap                                        (245)
      Cumulative translation adjustments               (2,723)         (3,079)
                                                      -------         -------

          Accumulated other comprehensive loss        $(2,627)        $(2,261)
                                                      =======         =======

NOTE E - INVESTMENT AT COST

      In August 2001, the Company acquired 240,000 shares of the Series B Convertible Preferred Stock, or approximately 5%, of PointDx, Inc. ("PointDx") for $600,000. PointDx, a Delaware corporation based in Winston-Salem, North Carolina, is an emerging medical technology company focused on the development of virtual colonoscopy software and structured reporting solutions for radiology. Virtual colonoscopy is an innovative technology which visualizes the colon using advanced CT imaging and 3-D computer reconstruction of that image data. The Company also acquired a three-year warrant to purchase an additional 120,000 shares of the Series B Convertible Preferred Stock at $2.50 per share, and the right to designate one nominee for the PointDx board of directors. The Company's investment in PointDx is accounted for by the cost method. In December 2002, the Company entered into an agreement with PointDx, and agreed to reduce the shares that can be purchased under the aforementioned warrant by 36,000.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE F - ASSET IMPAIRMENT CHARGES

      During the thirteen weeks ended December 1, 2001, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,532,000 charge to operations during the thirteen weeks ended December 1, 2001 within the E-Z-EM operating segment. During the thirteen weeks ended March 2, 2002, such charge was reduced by $40,000 to $1,492,000 as a result of favorable changes in foreign currency translation. The components of this $1,492,000 charge consist of i) a $1,272,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $125,000, iii) refurbishing costs of $64,000, relating to a leased warehousing facility, and iv) a provision for inventory reserves of $31,000. During the thirteen weeks ended November 30, 2002, the Company recorded an additional write-down of property of $116,000 to management's current estimate of its fair market value, based upon the anticipated proceeds to be received upon sale.

NOTE G - INVENTORIES

      Inventories consist of the following:

                                                March 1,           June 1,
                                                  2003               2002
                                                -------            -------
                                                      (in thousands)

      Finished goods                            $15,150            $13,939
      Work in process                             2,112              2,237
      Raw materials                              10,596             10,075
                                                -------            -------

                                                $27,858            $26,251
                                                =======            =======

NOTE H - LONG-TERM DEBT

      In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion will be principally financed with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds will be advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of March 1, 2003, the advances aggregated $2,071,000 with the remaining proceeds of $1,429,000 classified as restricted cash. The Bonds, which bear interest at a variable rate (1.30% per annum at March 1, 2003), require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE H - LONG-TERM DEBT (continued)

      through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank for approximately $3,575,000 to support principal and interest payments of the Bonds and requires payment of an annual fee on the remaining balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

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

      The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of increases in the interest rates on its variable rate debt. The swap agreement, which qualifies as an effective hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The effect of this swap agreement is to limit the interest rate exposure to 4.45% of the Company's debt under its agreement with the Agency. Since the swap agreement is classified as a cash flow hedge, the fair value of $389,000 has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss has been increased by $245,000, net of tax benefit, with no impact on earnings. Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

                          E-Z-EM, Inc. and Subsidiaries

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE I - COMMON STOCK

      Under the 1983 and 1984 Stock Option Plans, options for 112,112 shares were exercised at prices ranges from $3.66 to $6.50 per share, options for 28,084 shares were forfeited at prices ranging from $4.22 to $12.49 per share, and no options were granted or expired during the thirty-nine weeks ended March 1, 2003. Under the 1997 AngioDynamics Stock Option Plan, options for 1.19 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirty-nine weeks ended March 1, 2003.

      During July 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000.

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

NOTE J - OPERATING SEGMENTS

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products, formerly called the Diagnostic products operating segment, and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, non-prescription healthcare products and defense decontaminants. AngioDynamics products include angiographic products and accessories, image-guided vascular access products, dialysis products, thrombolytic products, PTA dilation catheters, biliary stents, and drainage

                          E-Z-EM, Inc. and Subsidiaries

                         March 1, 2003 and March 2, 2002
                                   (unaudited)

NOTE J - OPERATING SEGMENTS (continued)

      products used in the interventional radiology marketplace.

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                  Thirteen weeks ended         Thirty-nine weeks ended
                                                 -----------------------       -----------------------
                                                 March 1,       March 2,       March 1,       March 2,
                                                   2003           2002           2003           2002
                                                 --------       --------       --------       --------
                                                                     (in thousands)
      Net sales to external customers
        E-Z-EM products                          $ 23,271       $ 22,893       $ 69,782       $ 67,200
        AngioDynamics products                      9,822          7,753         26,491         21,716
                                                 --------       --------       --------       --------

      Total net sales to external customers      $ 33,093       $ 30,646       $ 96,273       $ 88,916
                                                 ========       ========       ========       ========

      Intersegment net sales
        AngioDynamics products                   $    281       $    381       $    708       $    764
                                                 --------       --------       --------       --------

      Total intersegment net sales               $    281       $    381       $    708       $    764
                                                 ========       ========       ========       ========

      Operating profit (loss)
        E-Z-EM products                          $   (387)      $  1,071       $ (1,391)      $ (1,113)
        AngioDynamics products                        836            650          2,190          1,631
        Eliminations                                   26            (33)            66            (32)
                                                 --------       --------       --------       --------

      Total operating profit (loss)              $    475       $  1,688       $    865       $    486
                                                 ========       ========       ========       ========

      Net earnings (loss)(1)
        E-Z-EM products                          $   (286)      $    844       $   (861)      $   (751)
        AngioDynamics products                        540            346          1,322            661
        Eliminations                                   26            (33)            66            (32)
                                                 --------       --------       --------       --------

      Total net earnings (loss)                  $    280       $  1,157       $    527       $   (122)
                                                 ========       ========       ========       ========

                                                                                March 1,      June 1,
                                                                                  2003          2002
                                                                                --------      --------
                                                                                   (in thousands)
      Assets
        E-Z-EM products                                                         $109,879      $110,421
        AngioDynamics products                                                    25,252        20,046
        Eliminations                                                             (28,668)      (28,186)
                                                                                --------      --------

      Total assets                                                              $106,463      $102,281
                                                                                ========      ========

(1) Effective June 2, 2002 and for fiscal 2003, E-Z-EM's loans to AngioDynamics are non-interest bearing. For the thirteen and thirty-nine weeks ended March 2, 2002, interest charges on such loans were $215,000 and $647,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Quarters ended March 1, 2003 and March 2, 2002
----------------------------------------------

The Company's quarters ended March 1, 2003 and March 2, 2002 both represent thirteen weeks.

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

                                         E-Z-EM          AngioDynamics     Eliminations           Total
                                         ------          -------------     ------------           -----
                                                                  (in thousands)
Quarter ended March 1, 2003
---------------------------

 Unaffiliated customer sales            $ 23,271             $9,822               --             $33,093
 Intersegment sales                           --                281            ($281)                 --
 Gross profit                              8,842              5,068               26              13,936
 Operating profit (loss)                    (387)               836               26                 475

Quarter ended March 2, 2002
---------------------------

 Unaffiliated customer sales            $ 22,893             $7,753               --             $30,646
 Intersegment sales                           --                381            ($381)                 --
 Gross profit (loss)                       9,072              3,816              (33)             12,855
 Operating profit (loss)                   1,071                650              (33)              1,688

E-Z-EM Products

E-Z-EM segment operating results for the current quarter declined by $1,458,000 from the comparable quarter of the prior year due primarily to increased operating expenses and lower gross profit. Net sales increased 2%, or $378,000, due primarily to increased sales of CT imaging contrast and injector systems of $1,421,000, partially offset by decreased sales of contract manufacturing products of $755,000 and specialty diagnostic tests of $295,000. Price increases had minimal effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales decreased to 38% for the current quarter from 40% for the comparable period of the prior year due primarily to unfavorable changes in sales product mix and reduced contract manufacturing throughput at the Company's Canadian subsidiary. Operating expenses increased $1,228,000 due to:
i) increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses, ii) increased administrative and research and development costs, and iii) increased severance costs of $182,000.

AngioDynamics Products

AngioDynamics segment operating profit for the current quarter improved by $186,000 from the comparable quarter of the prior year due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 27%, or $2,069,000, due primarily to increased sales of dialysis products of $903,000, PTA dilation catheters of $196,000, image-guided vascular access products of $173,000 and angiographic products of $102,000. Sales of the ELVSTM endovascular laser venous system, used in the treatment of varicose veins and introduced in the second quarter of the current fiscal year, contributed to the increase in sales by $704,000. Price increases had minimal effect on net sales for the current quarter. Gross profit expressed as a percentage of net sales improved to 50% for the current quarter from 47% for the comparable quarter of the prior year due primarily to improved manufacturing efficiencies at the Company's Queensbury, New York facility, lower freight costs and decreased provision for inventory reserves of $53,000. The improved manufacturing efficiencies, resulted, in large part, from increased automation in the manufacture of angiographic catheters, WorkhorseTM PTA balloon catheters and biliary stent assembly. Operating expenses increased $1,066,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended March 1, 2003, the Company reported net earnings of $280,000, or $.03 per common share on both a basic and diluted basis, respectively, compared to net earnings of $1,157,000, or $.12 and $.11 per common share on a basic and diluted basis, for the comparable period of last year. Results for the current quarter were adversely affected by increased operating expenses in both industry segments, partially offset by increased sales and improved gross profit in the AngioDynamics segment.

Net sales of $33,093,000 for the quarter ended March 1, 2003 increased 8%, or $2,447,000, compared to the quarter ended March 2, 2002 due to increased sales of AngioDynamics products of $2,069,000 and E-Z-EM products of $378,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 9%, or $823,000, for the current quarter from the comparable period of last year due primarily to decreased sales of contract manufacturing products of $755,000.

Gross profit expressed as a percentage of net sales was 42% for both the current quarter and the comparable quarter of the prior year. Improved gross profit in the AngioDynamics segment offset somewhat lower gross profit in the E-Z-EM segment. These changes in gross profit resulted from the factors previously disclosed in the segment overview. The Company's third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

Selling and administrative ("S&A") expenses were $11,655,000 for the quarter ended March 1, 2003 compared to $9,665,000 for the quarter ended March 2, 2002. This increase of $1,990,000, or 21%, for the current quarter was due to increased E-Z-EM S&A expenses of $1,001,000 and increased AngioDynamics S&A expenses of $989,000, which resulted from the factors previously disclosed in the segment overview.

Research and development ("R&D") expenditures increased 17% for the current quarter to $1,806,000, or 5% of net sales, from $1,542,000, or 5% of net sales, for the comparable quarter of the prior year. This increase was due to increased spending relating to virtual colonoscopy projects of $194,000 and AngioDynamics projects of $77,000. Of the R&D expenditures for the current quarter, approximately 33% relate to X-ray fluoroscopy and CT imaging projects, 33% to AngioDynamics projects, 19% to virtual colonoscopy projects, 12% to general regulatory costs and 3% to all other projects. R&D expenditures are expected to continue at approximately current levels.

Other income, net of other expenses, totaled $102,000 of income for the current quarter compared to $93,000 of income for the quarter ended March 2, 2002. Improved foreign currency gains and losses of $161,000 were almost entirely offset by a gain on the sale of an equity security of $83,000 during the comparable quarter of the prior year, increased interest expense of $53,000 and decreased interest income of $17,000.

For the quarter ended March 1, 2003, the Company's effective tax rate of 51% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since it is more likely than not that such benefits will not be realized, and non-deductible expenses. The Company's effective tax rate of 35% for the quarter ended March 2, 2002 differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses, partially offset by the reversal of an over accrual established in the previous year.

Nine months ended March 1, 2003 and March 2, 2002
-------------------------------------------------

The Company's nine months ended March 1, 2003 and March 2, 2002 both represent thirty-nine weeks.

Results of Operations
---------------------

Segment Overview
----------------

                                            E-Z-EM          AngioDynamics     Eliminations            Total
                                            ------          -------------     ------------            -----
                                                                    (in thousands)
Nine months ended March 1, 2003
-------------------------------

 Unaffiliated customer sales               $ 69,782             $26,491               --             $96,273
 Intersegment sales                              --                 708            ($708)                 --
 Gross profit                                27,410              14,029               66              41,505
 Operating profit (loss)                     (1,391)              2,190               66                 865

Nine months ended March 2, 2002
-------------------------------

 Unaffiliated customer sales               $ 67,200             $21,716               --             $88,916
 Intersegment sales                              --                 764            ($764)                 --
 Gross profit (loss)                         25,678              10,933              (32)             36,579
 Operating profit (loss)                     (1,113)              1,631              (32)                486

E-Z-EM Products

E-Z-EM segment operating losses for the current period increased by $278,000 from the comparable period of the prior year. The operating results for the comparable period of the prior year were adversely affected by a $1,492,000 charge to operations resulting from the December 2001 closing of a Japanese facility. During the current period, the Company recorded an additional charge to operations of $116,000 relating to the closing of this facility. Excluding the effect of the Japanese facility closing, E-Z-EM segment operating losses increased by $1,654,000 due to increased operating expenses, partially offset by increased sales and improved gross profit. Net sales increased 4%, or $2,582,000, due primarily to increased sales of CT imaging contrast and injector systems of $3,669,000, partially offset by decreased sales of X-ray fluoroscopy products of $1,207,000. Price increases had minimal effect on net sales for the current period. Gross profit expressed as a percentage of net sales improved to 39% for the current period from 38% for the comparable period of the prior year due primarily to favorable changes in sales product mix, lower freight costs and commission revenue of $388,000 earned in the current period. Excluding the aforementioned facility closing costs, operating expenses increased $3,386,000 due to: i) increased selling and marketing infrastructure and promotional activities to support the Company's CT injector and virtual colonoscopy businesses; ii) costs associated with the Company's common stock recapitalization of $698,000; and iii) increased severance costs of $483,000.

AngioDynamics Products

AngioDynamics segment operating profit improved by $559,000 in the current period from the comparable period of the prior year due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 22%, or $4,775,000, due primarily to increased sales of dialysis products of $2,289,000, image-guided vascular access products of $619,000, PTA dilation catheters of $536,000 and angiographic products of $388,000. Sales of the ELVSTM endovascular laser venous system contributed to the increase in sales by $933,000. Price increases had minimal effect on net sales for the current period. Gross profit expressed as a percentage of net sales improved to 52% for the current period from 49% for the comparable period of the prior year due primarily to improved manufacturing efficiencies at the Company's Queensbury facility, favorable changes in sales product mix, lower freight costs and decreased provision for inventory reserves of $200,000. The improved manufacturing efficiencies, resulted, in large part, from increased automation in the manufacture of angiographic catheters, WorkhorseTM PTA balloon catheters and biliary stent assembly. Operating expenses increased $2,537,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the nine months ended March 1, 2003, the Company reported net earnings of $527,000, or $.05 per common share on both a basic and diluted basis, compared to a net loss of $122,000, or ($.01) per common share on both a basic and diluted basis for the comparable period of last year. Results for the current period were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in both industry segments. Results for the current period were adversely affected by an additional charge of $116,000, or $.01 per basic share, to close a Japanese facility. Results for the comparable period of the prior year were adversely affected by a charge of $1,492,000, or $.15 per basic share, to close the Japanese facility. Excluding the effect of the Japanese facility closing, net earnings declined by $727,000, or $.07 per basic share.

Net sales of $96,273,000 for the nine months ended March 1, 2003 increased 8%, or $7,357,000, compared to the nine months ended March 2, 2002 due to increased sales of AngioDynamics products of $4,775,000 and E-Z-EM products of $2,582,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales for the current period. Net sales in international markets, including direct exports from the U.S., decreased $110,000, for the current period from the comparable period of last year due to decreased sales of contract manufacturing products of $497,000, specialty diagnostic tests of $259,000 and X-ray fluoroscopy products of $250,000, partially offset by increased sales of CT imaging contrast and injector systems of $704,000.

Gross profit expressed as a percentage of net sales increased to 43% for the current period from 41% for the comparable period of the prior year due to improved gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview.

S&A expenses were $35,471,000 for the nine months ended March 1, 2003 compared to $29,919,000 for the nine months ended March 2, 2002. This increase of $5,552,000, or 19%, for the current period was due to increased E-Z-EM S&A expenses of $3,442,000 and increased AngioDynamics S&A expenses of $2,110,000, which resulted from the factors previously disclosed in the segment overview.

R&D expenditures increased 8% for the current period to $5,053,000, or 5% of net sales, from $4,682,000, or 5% of net sales, for the comparable prior year period. This increase was due to increased spending relating to AngioDynamics projects. Of the R&D expenditures for the current period, approximately 39% relate to X-ray fluoroscopy and CT imaging projects, 35% to AngioDynamics projects, 14% to general regulatory costs, 10% to virtual colonoscopy projects and 2% to all other projects.

Other income, net of other expenses, totaled $516,000 of income for the current period compared to $430,000 of income for the comparable period of last year. Increased foreign currency gains of $420,000 were partially offset by decreased interest income of $153,000, resulting, in large part, from lower interest rates, increased interest expense of $105,000 and a gain on the sale of an equity security of $83,000 during the comparable period of the prior year.

For the nine months ended March 1, 2003, the Company's unusually high effective tax rate of 62% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, resulting, in large part, from the Company's common stock recapitalization. For the nine months ended March 2, 2002, the Company's unusually high effective tax rate of 113% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

For the nine months ended March 1, 2003, capital expenditures (excluding the AngioDynamics facility expansion discussed below), an equity investment at cost and the purchase of treasury stock were funded by cash reserves. The Company's policy has been to fund capital requirements without incurring significant debt. However, the Company did elect to externally finance the AngioDynamics facility expansion. At March 1, 2003, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,479,000 (including $3,430,000 relating to the financing of the AngioDynamics facility expansion), as compared to $1,204,000 at June 1, 2002. The Company has available $2,148,000 under two bank lines of credit, of which no amounts were outstanding at March 1, 2003.

At March 1, 2003, approximately $16,389,000, or 15%, of the Company's assets consisted of short-term debt and equity securities and cash and cash equivalents. The current ratio was 4.71 to 1, with net working capital of $57,837,000, at March 1, 2003, as compared to a current ratio of 4.66 to 1, with net working capital of $56,746,000, at June 1, 2002. The Company believes that its cash reserves as of March 1, 2003, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet its currently foreseeable short-term operating requirements.

During fiscal 2003, the Company began the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, as of March 1, 2003, had expended approximately $2,297,000 on this project. The Company expects this expansion to cost approximately $3,500,000, most of which will be expended in fiscal 2003. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington

Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds will be advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of March 1, 2003, the advances aggregated $2,071,000 with the remaining proceeds of $1,429,000 classified as restricted cash. The Bonds, which bear interest at a variable rate, require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. The Company entered into an interest rate swap with the Bank to convert the variable rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank.

During July 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock for approximately $139,000 were repurchased during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000.

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

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 26% of the Company's total accounts receivable balance at March 1, 2003 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor.

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

As of January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this statement has had no effect on the Company's results of operations or financial position.

In December 2002, the Financial Accounting Standards Board ("FASB")issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its fiscal year ending May 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. While the Company entered into an interest rate swap with a bank to limit its exposure to interest rate change market risk on its variable interest rate financing, it does not currently engage in any other hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2002 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at March 1, 2003, the Company's assets and liabilities would increase or decrease by $2,416,000 and $557,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,245,000 and $83,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at March 1, 2003, net earnings would be favorably or unfavorably impacted by approximately $538,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $11,360,000. The bonds bear interest at a floating rate established weekly. For the nine months ended March 1, 2003, the after-tax interest rate on the bonds approximated 1.4%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $114,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $1,049,000 at March 1, 2003, a change in interest rates would not materially impact results of operations or financial position. At March 1, 2003, the Company maintained variable interest rate financing in connection with the AngioDynamics facility expansion of approximately $3,430,000, and has limited its exposure to interest rate change market risk by entering into an interest rate swap agreement with a bank, that converts the variable rate to a fixed interest rate of 4.45% per annum.

Item 4. Controls and Procedures
        -----------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company (including its consolidated subsidiaries), required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           Part II: Other Information

Item 1. Legal Proceedings
        -----------------

None.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

On January 1, 2003, the Company issued 1,000 shares of common stock to a director, George P. Ward. Such shares were issued in consideration for services rendered as a director and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to a director of the Company.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
    --------

No.                   Description                                        Page
---                   -----------                                        ----

99.1  Certification Pursuant to Title 18, United States Code,
      Section 1350 as Adopted Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)                    29

99.2  Certification Pursuant to Title 18, United States Code,
      Section 1350 as Adopted Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                       30

(b) Reports on Form 8-K
    -------------------

No reports on Form 8-K were filed during the quarter ended March 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        E-Z-EM, Inc.
                                        -----------------------------------
                                        (Registrant)


Date April 15, 2003                     /s/ Anthony A. Lombardo
     --------------                     -----------------------------------
                                        Anthony A. Lombardo, President,
                                        Chief Executive Officer and Director


Date April 15, 2003                     /s/ Dennis J. Curtin
     --------------                     -----------------------------------
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

Date April 15, 2003
     --------------


                                          /s/ Anthony A. Lombardo
                                          -------------------------------------
                                          Anthony A. Lombardo, President,
                                          Chief Executive Officer and Director

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

Date April 15, 2003
     --------------


                                            /s/ Dennis J. Curtin
                                            ------------------------------------
                                            Dennis J. Curtin, Senior Vice
                                            President - Chief Financial Officer