Form 10-K
period 2003-05-31
EZ EM INC
filed 2003-08-29
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2003
                                               ------------

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

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

                              Yes |_|       No |X|

The aggregate market value of the registrant's common stock held by non-affiliates on November 29, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $38,486,000. Such aggregate market value is computed by reference to the closing sale price of the registrant's common stock as reported on the American Stock Exchange on such date.

As of August 4, 2003, there were 10,209,024 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders to be held October 21, 2003 are incorporated by reference in Part III of this Form 10-K Report.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

 Part I:
 -------

       Item l.  Business                                                       4

       Item 2.  Properties                                                    19

       Item 3.  Legal Proceedings                                             19

       Item 4.  Submission of Matters to a Vote of Security Holders           19

Part II:
--------

       Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                           20

       Item 6.  Selected Financial Data                                       21

       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           22

       Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                   34

       Item 8.  Financial Statements and Supplementary Data                   35

       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           35

       Item 9A. Controls and Procedures                                       35

Part III:
---------

       Item 10. Directors and Executive Officers of the Registrant            36

       Item 11. Executive Compensation                                        40

       Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                43

       Item 13. Certain Relationships and Related Transactions                47

       Item 14. Principal Accountant Fees and Services                        48

Part IV:
--------

       Item 15. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   49

                                     Part I
                                     ------

Item 1. Business
        --------

(a) General Development of Business
    -------------------------------

Overview

E-Z-EM, Inc. (the "Company") develops, manufactures and markets medical diagnostic and therapeutic products through two business segments.

o E-Z-EM Business Segment ("E-Z-EM") - E-Z-EM is a leading supplier of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the gastrointestinal system.

o AngioDynamics Business Segment ("AngioDynamics") - AngioDynamics, Inc., the Company's wholly-owned subsidiary, is a leading supplier of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease.

The Company has been in business for more than 41 years. Global headquarters are located at 1111 Marcus Avenue, Suite LL-26, Lake Success, N.Y. 11042.

History

In 1961, Howard Stern and Phillip Meyers, M.D. founded the Company to develop and market a unit dose product for delivering barium sulfate to patients as a contrast medium for the X-ray visualization of the gastrointestinal ("GI") tract and the detection of colorectal cancer and other GI-related diseases. The Stern-Meyers product was considered to be a major innovation that virtually eliminated cross contamination in lower GI examinations. The product also established E-Z-EM's brand among radiologists around the world.

In 1983, the Company was organized in Delaware and went public through an initial public offering. In 1985, it acquired Therapex, a Canadian manufacturer of barium sulfate, creating enhanced manufacturing capacity and providing a platform for its contract manufacturing operations. In 1988, the Company founded AngioDynamics to service new procedures being developed by interventional radiologists. In 2000, the Company launched a strategic plan to expand its two business segments beyond their core product lines to serve the growing market for new diagnostic imaging techniques and technologies and for preventative and minimally invasive healthcare.

Recent Developments

During fiscal year 2003, E-Z-EM sales increased by $3,395,000, or 4%, to $95,683,000 due to increased sales of CT imaging contrast products, such as Readi-Cat(R) and the Company's CT Smoothie lines, and CT injector systems. Sales growth in these product areas, as well as in the Company's Varibar(R) dysphagia line, offset decreased sales of barium sulfate products resulting from the continuing decline in use of traditional X-ray fluoroscopy procedures.

During fiscal year 2003, AngioDynamics sales increased by $7,630,000, or 26%, to $37,475,000 due to the introduction of new products and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products included the Endovascular Laser Venous System for the treatment of varicose veins and the Dura-Flow(TM) Chronic Dialysis catheter.

Unless the context requires otherwise, all references herein to a particular year are references to the Company's fiscal year, which concludes on the Saturday nearest to May 31st.

(b) Financial Information About Industry Segments
    ---------------------------------------------

The Company's businesses are categorized into two operating segments: E-Z-EM and AngioDynamics. The following table sets forth revenues from external customers by operating segment for the last three fiscal years:

                                                                  $ in thousands
--------------------------------------------------------------------------------
Fiscal Year                             2003             2002             2001
--------------------------------------------------------------------------------
E-Z-EM                                $ 95,683         $ 92,288         $ 90,610
AngioDynamics                         $ 37,475         $ 29,845         $ 22,676
--------------------------------------------------------------------------------
Total                                 $133,158         $122,133         $113,286
================================================================================

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note Q to the Consolidated Financial Statements included herein.

(c) Narrative Description of Business
    ---------------------------------

E-Z-EM SEGMENT

General

E-Z-EM is a leading supplier of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the gastrointestinal system. This business addresses five key product areas:

o     X-Ray Fluoroscopy

o     CT Imaging

o     Virtual Colonoscopy

o     Specialty Diagnostic Tests

o     Accessory Medical Products and Devices

E-Z-EM's strategy is to develop and market products, devices and tests that improve the effectiveness of screening for and diagnosing diseases and disorders of the GI tract. Virtually all E-Z-EM products are cleared for sale in the U.S. Certain products are cleared for sale in the European Community, Japan and other major countries.

E-Z-EM also is a third-party contract manufacturer of diagnostic contrast media, pharmaceuticals, cosmetics and defense decontaminants. Contract manufacturing enables E-Z-EM to leverage its capacity in quality control, process, automation and manufacturing.

The following table sets forth revenues from external customers for E-Z-EM's five key product areas, as well as its contract manufacturing business, for the last three fiscal years:

                                                   2003        2002        2001
                                                 -------     -------     -------
                                                         (in thousands)

  X-Ray Fluoroscopy                              $40,639     $42,200     $45,959
  CT Imaging                                      29,932      25,478      21,857
  Contract Manufacturing                           9,981      10,196       7,857
  Accessory Medical Products and Devices           9,269       8,719       8,437
  Virtual Colonoscopy                              2,610       2,197       1,522
  Specialty Diagnostic Tests                       1,072       1,603       2,024
  Other                                            2,180       1,895       2,954
                                                 -------     -------     -------

                                                 $95,683     $92,288     $90,610
                                                 =======     =======     =======

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

E-Z-EM believes there are four major healthcare trends that will cause a significant shift in spending from direct care to screening and early detection and preventative treatment of GI disease:

o New Research - new research has shown that colorectal cancer and other GI diseases have higher cure rates if caught early. As a result, the American Cancer Society recommends that Americans 50 or older should be screened on a regular basis and, in 1998, Medicare began reimbursing for colorectal cancer screening utilizing GI contrast X-ray examinations, as well as other GI related procedures.

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

o Increasing Healthcare Costs - The need to reduce escalating healthcare costs for direct care is leading to increased use of lower cost diagnostic procedures and minimally invasive preventative treatment.

X-Ray Fluoroscopy

GI X-ray contrast media has been E-Z-EM's principal business for more than 41 years. The use of barium sulfate as a contrast medium for X-rays is still the most common method used by radiologists for diagnostic imaging of the GI tract. A standard X-ray takes a photograph of bones (hard tissue). When contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; is biologically inert, insoluble in water and chemically stable. Compared to endoscopic procedures, X-ray fluoroscopy with barium sulfate contrast can be safer, less expensive and provide increased visualization, depending upon the condition being diagnosed.

E-Z-EM believes it has the most comprehensive line of barium sulfate formulations. E-Z-EM markets approximately 30 fluoroscopy formulations in approximately 90 SKUs. Formulations focus on five key areas - pharynx, esophagus, stomach and small intestine and large intestine (colon) - and are packaged in oral, enema, liquid and powder forms, in different sizes. Each formulation and size is designed to meet the radiologist's need to optimize visualization of the condition under diagnosis while improving patient comfort and management. Based upon sales, E-Z-EM believes that it is the leading manufacturer of these contrast media.

E-Z-EM has an ongoing program to develop new formulations, to extend the GI diagnostic power of X-ray fluoroscopy and to enhance the effectiveness of existing E-Z-EM formulations. In recent years, E-Z-EM introduced Entero Vu(TM) 24% to provide improved visualization during small bowel studies and Varibar(R), the first family of barium sulfate contrast for the X-ray diagnosis of dysphagia. Varibar(R) provides a range of viscosity barium suspensions from juice to honey to pudding to evaluate a patient's ability to swallow liquid and solid materials of differing viscosities and volumes, resulting in consistent, repeatable radiographic results. More than 10 million Americans are estimated to have some degree of swallowing disorder.

E-Z-EM also sells accessory medical devices for use in X-ray procedures, such as empty enema administration kits and components.

CT Imaging

CT imaging is an increasingly important technology for the diagnostic imaging of the GI tract. CT takes a rapid stream of X-ray photographs from different angles. Through computerization, this block of data is used to create two- and three-dimensional images of bone and other hard tissue, and soft tissue, when contrast media is introduced inside the body. CT is significantly more expensive than X-ray fluoroscopy, but as the cost of the technology declines and utilization increases, per procedure costs are expected to decline. Radiologists typically employ barium sulfate contrast media for thoracic, abdominal and pelvic studies to mark the GI tract, while water-soluble contrast media are typically used for vascular studies.

E-Z-EM believes it has the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. E-Z-EM markets 9 formulations in 27 SKUs under its Esopho-CAT(R), E-Z-CAT(R) and Readi-CAT(R) Smoothie lines. The CT contrast line consists of formulations that are packaged as a liquid or powder for oral use and in various sizes from unit dose to multi-dose for department administration convenience and economy. Each formulation and size is designed to meet the radiologist's need for consistent performance in lumen marking and transit through the GI tract, while maintaining optimal patient comfort and management.

E-Z-EM also addresses the CT market with a line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. E-Z-EM's EmpowerCT(TM) with EDA(TM) injector aides in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. EmpowerCT(TM) with EDA(TM) is comprised of an electromechanical injector, a consumable syringe, and a disposable EDA detector patch.

Based upon sales, E-Z-EM believes that, in the U.S., it is the leading manufacturer of CT barium contrast media and the third largest manufacturer of CT injectors.

Virtual Colonoscopy

Virtual Colonoscopy, or Colonography, employs a CT scanner and three-dimensional imaging software to look inside the body without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium sulfate (barium enema). E-Z-EM supports the Virtual Colonoscopy marketplace with a complete suite of trademarked products:

o NutraPrep(TM) is a pre-packaged, low-residue patient food system that provides a nutritionally sound diet for the day prior to an exam while minimizing the amount of retained fecal material.

o LoSo Prep(TM) is a relatively mild, low sodium, patient colon cleanser. LoSo Prep(TM) and other E-Z-EM laxative products are marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema), virtual or optical colonoscopy or surgery.

o Tagitol(TM) is a radiopaque marker that blends into stool as it forms. Tagitol provides immediate, visible identification of retained feces via comparative density analysis, enhancing the accurate detection of pathology and helping to reduce the potential for false positive/negative results.

o PROTOCO2L(TM) is an automated insufflation system that delivers carbon dioxide into the colon to achieve optimal distention for better visualization and greater patient comfort.

o InnerviewGI(TM) is an application software that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI(TM) was jointly developed with Vital Images, Inc., which develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis, surgical and therapy planning.

E-Z-EM is marketing its Virtual Colonoscopy products as a more patient-friendly procedure to encourage screening. E-Z-EM believes patients, when given the choice, prefer Virtual Colonoscopy because it is less invasive than optical colonoscopy and more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual Colonoscopy is gaining academic and professional acceptance.

Specialty Diagnostic Tests

E-Z-EM has developed and licensed an immunoassay test for use in the detection of Helicobacter pylori ("H. pylori"), the bacteria believed to cause ulcers and stomach cancer. E-Z-EM is seeking to acquire, license or joint venture other tests to identify other GI related diseases, such as colorectal cancer.

E-Z-EM's H. pylori test analyzes a patient's serum or whole blood sample using a patented antigen licensed from Baylor College of Medicine. The test is available for laboratory use and for use in a physician's office. H. pylori has been identified as the leading cause of duodenal and gastric ulcers, and has been linked to gastritis and gastric cancer. The World Health Organization has categorized H. pylori as a Class 1 carcinogen (a definite cancer-causing agent in humans). Gastric cancer is a leading cause of death in Asia, Africa and Eastern Europe.

E-Z-EM co-developed the H. pylori office test with the Primary Care Division of Beckman Coulter, Inc., which markets it in the U.S. and selected territories under the brand name FlexSure(TM) HP. Under a license agreement, E-Z-EM receives royalties on these sales and from the sale of the patented antigen. In addition, E-Z-EM derives revenue from the sale of HM-CAP(TM), the laboratory version of the blood serum test. E-Z-EM markets the HM-CAP(TM) test directly and through distributors in the U.S. and abroad.

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

In 2003, E-Z-EM entered into a strategic alliance with 3CMP Company for the commercialization of its Electrogastrogram Analyzer -- a product to be marketed under the E-Z-EM trade name Visipace(TM). Visipace is a non-invasive device that measures myoelectrical activity of the stomach. The device can identify and analyze the presence of gastric dysrhythmias -- disturbances in the stomach's natural myoelectrical activities. These dysrhythmias are associated with gastric motility disorders such as dyspepsia, unexplained nausea, vomiting, GERD+, and gastroparesis. Patients experiencing these disorders will often complain of vague but persistent symptoms, including; nausea, vomiting, bloating and early satiety. Visipace was originally developed by Kenneth L. Koch, MD, G.I. Section Chief at Wake Forest University, and is designed to provide physicians with objective information that can help guide the selection of therapy and patient management of these motility disorders. The device is currently used in a variety of clinical settings.

Contract Manufacturing

Contract manufacturing focuses on four product areas:

o Diagnostic Contrast Media - E-Z-EM manufactures an oral iodinated contrast medium for a third party.

o Pharmaceuticals - This includes products for dermatology, sunscreen lotions and creams, and cough and cold medicines.

o Cosmetics - This includes anti-aging and moisturizer skin care products, as well as topical liquids.

o Defense Decontaminants - This includes a lotion that neutralizes and destroys chemical warfare ("CW") agents. E-Z-EM has a long-term agreement with O'Dell Engineering Ltd. ("O'Dell") of Cambridge, Ontario, Canada, to commercialize a product line known as Reactive Skin Decontaminant Lotion ("RSDL"). RSDL is a liquid decontamination lotion that reacts very rapidly with deadly CW agents, chemically neutralizing them into a non-toxic mix within a matter of seconds. The product is able to neutralize a wide variety of CW agents, and is also being evaluated as a decontaminant for toxins. RSDL may potentially be used to decontaminate all skin surfaces, including the eyes, nose, mouth and hair, and is being tested for safety in open wounds. RSDL has also been observed to improve the seal of breathing devices such as gas masks, whereas powder based absorbent materials typically used in these systems can have an opposite effect. RSDL is currently in use with all service branches of the Canadian Armed Forces, as well as the armed forces of Australia, Ireland, and the Netherlands, among others. E-Z-EM is the exclusive manufacturer of RSDL and may assist in future product development. The FDA issued 510(k) clearance for RSDL in March 2003.

      Developed by the Defense Research Establishment of the Canadian Department of National Defense, RSDL is patented by the Canadian government, which has entered into an exclusive licensing agreement with O'Dell which remains in effect until the expiration of all patents. Patents have been issued for RSDL in the U.S., Canada and more than a dozen European countries.

E-Z-EM Research and Development and Engineering

E-Z-EM believes that the success of its business is due to its ability to improve and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures and to develop new immunodiagnostic tests for GI disease. To support these activities, E-Z-EM operates three Research and Development laboratories with a staff of 12 and a product Engineering department with a staff of 11.

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

E-Z-EM research and development expenditures totaled $4,267,000, $4,269,000 and $3,965,000 in 2003, 2002 and 2001, respectively.

E-Z-EM Marketing

E-Z-EM also believes that the success of its business is due to the effectiveness of its sales, marketing and distribution infrastructure.

In North America, E-Z-EM products are sold through a sales force of 36 (including 3 regional managers), many of whom began their careers as X-ray or CT technologists or had other specialized training before joining the Company. The sales force calls on the 1,500 major hospitals in North America where approximately 25,000 radiologists and an increasing number of gastroenterologists work.

E-Z-EM promotes its products through exhibits at major medical conventions worldwide. E-Z-EM also utilizes advertising in select medical journals and trade publications, direct mail campaigns and web site sponsorships to reach its target markets. In 2004, E-Z-EM will be introducing a value-added marketing program for Virtual Colonoscopy, by which qualified customers will receive comprehensive marketing support materials for use in promoting their practices.

E-Z-EM also maintains relationships with approximately 145 distributors, who are used primarily for fulfillment.

Outside North America, E-Z-EM products are marketed through a sales force of 17. E-Z-EM markets and distributes directly in the United Kingdom, Benelux and Tokyo, Japan, reaching major hospitals in these markets. Independent distributors are used in all other markets, such as Nycomed Amersham in Central and Eastern Europe, Bracco in Italy, and Astra in Scandinavia. Significant sales are made in the United Kingdom, Italy, Holland, Japan, Australia, Sweden, Germany, Austria and South Africa. Foreign distributors are generally granted exclusive distribution rights, where permissible by applicable law, and some hold governmental product registrations in their names. New registrations are filed in E-Z-EM's name when permissible under applicable law.

E-Z-EM Competition

Based upon sales, E-Z-EM contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. E-Z-EM faces competition domestically primarily from Mallinckrodt, a division of Tyco International Ltd., Nycomed Amersham and Bracco. Significant competition exists outside of the U.S. E-Z-EM competes primarily on the basis of product quality, customer service, and the availability of a full line of barium sulfate formulations tailored to user needs, while maintaining competitive pricing.

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

E-Z-EM also competes in the medical device radiology market, which is highly competitive. To E-Z-EM's knowledge, no single company, domestic or foreign, competes with E-Z-EM across all of its medical device product lines. In electromechanical injectors and syringes, E-Z-EM's main competitors are Medrad, a division of Schering AG, and Liebel-Flarsheim, a division of Mallinckrodt. In needles and trays, E-Z-EM competes with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co. and as well as other competitors. E-Z-EM also encounters competition in the marketing of its other medical device products.

Significant Customers

Sales to SourceOne Healthcare Technologies, Inc. ("SourceOne"), which is a distributor of the Company's E-Z-EM products, were 23% of the Company's total net sales for 2003. In November 2002, Platinum Equities, LLC completed the acquisitions of Diagnostic Imaging Inc. and the Health Care Products division of

Phillips Medical Systems, Inc. and merged these distributors, who were significant customers of the Company in prior years, under a newly formed subsidiary, SourceOne.

ANGIODYNAMICS SEGMENT

General

AngioDynamics, Inc. is a leading supplier of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease. The business addresses seven key areas:

o     Angiographic Products and Accessories

o     Dialysis Products

o     PTA Dilation Catheters

o     Thrombolytic Products

o     Image-Guided Vascular Access Products

o     Endovascular Laser Venous System

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

The following table sets forth revenues from external customers for AngioDynamics' seven key product areas for the last three fiscal years:

                                                   2003        2002        2001
                                                 -------     -------     -------
                                                         (in thousands)

  Angiographic Products and Accessories          $13,356     $12,542     $11,516
  Dialysis Products                                9,368       6,225       3,215
  PTA Dilation Catheters                           3,046       2,384       1,386
  Thrombolytic Products                            2,938       2,771       2,589
  Image-Guided Vascular Access Products            2,655       1,867         807
  Endovascular Laser Venous System                 2,106
  Drainage Products                                1,310       1,103       1,016
  Other                                            2,696       2,953       2,147
                                                 -------     -------     -------

                                                 $37,475     $29,845     $22,676
                                                 =======     =======     =======

Interventional Radiology

Interventional radiology is a rapidly growing area of medicine, according to the Society of Interventional Radiology. Interventional radiologists use their expertise in reading medical images (such as X-rays, magnetic resonance imaging, ultrasound and computed tomography) to guide small instruments such as catheters (tubes that measure just a few millimeters in diameter) through the blood vessels or other pathways to treat disease percutaneously (through the skin). These treatments are generally easier for the patient than surgery because they involve small incisions, less risk and pain, and shorter recovery times.

The improved ability to see inside the body with radiologic imaging and the development of tools such as balloon catheters, gave rise to interventional radiology in the mid-1970s. In 1992, the American Medical Association officially recognized interventional radiology as a medical specialty. Today there are more than 5,000 interventional radiologists in the U.S. AngioDynamics believes that the number of interventional radiological procedures is growing dramatically due to numerous advantages compared to more traditional surgical procedures:

o Most procedures can be performed on an outpatient basis or require only a short hospital stay.

o     General anesthesia usually is not required.

o     Risk, pain and recovery time are often significantly reduced.

o The procedures are generally less expensive than surgery or other alternatives.

As a consequence, AngioDynamics expects the market to expand for interventional radiology products as more physicians become trained in less invasive medical specialties and as these procedures gain wider acceptance and become more widely performed in community hospitals as well as in major medical centers. Improvements in imaging and device technology also should expand the application of interventional radiology procedures.

Angiographic Products and Accessories

Angiographic products are used during procedures known as "angiograms" and "venograms", which provide images of the human peripheral vasculature and blood flow. Angiographic products include diagnostic catheters, fluid management products, and angiographic accessories specifically designed for interventional radiology.

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

o The Accu-Vu(TM) sizing catheter answers the market need for a highly visible, accurate measuring catheter to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu(TM) provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Markers are used primarily in preparation for aortic aneurysm stent grafts (AAA), percutaneous balloon angioplasty, peripherally placed vascular stents, and vena cava filters.

AngioDynamics also manufactures several lines of products used to administer fluids and contain blood and other biological wastes produced during an interventional radiology procedure. These products are designed to minimize exposure and risk for HIV and hepatitis. The AngioFill(TM) line controls airborne blood borne pathogens by aspirating a catheter and injecting the blood into an appropriate receptacle. The patented Pulse-Vu Needle(TM) controls airborne blood born pathogens and the spurting blood flow normally encountered in a femoral arterial puncture.

Dialysis Products

The kidney removes excess water and chemical wastes from blood, permitting fresh blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Dialysis machines, connected to the body by catheters, are typically used to treat the problem. AngioDynamics currently offers four high flow dialysis catheters that allow the blood to be cleaned in a short period of time:

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

o The Dura-Flow(TM) Chronic Dialysis Catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow(TM) Chronic Dialysis Catheter is for long-term use.

o The SchonXL(R) Acute Dialysis Catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SchonXL(R) is for short-term use.

AngioDynamics plans to innovate in this area and to provide a broader line of dialysis catheters with higher flow rates and minimal site care requirements.

PTA Dilation Catheters

Percutaneous Transluminal Angioplasty ("PTA") procedures are used to open blocked arteries using a catheter that has a balloon at the tip of it. When the balloon is inflated, the pressure flattens the blockage against the artery wall to improve the blood flow. Balloon angioplasty is now the most common method for opening a blocked artery in the heart, legs, kidneys, arms, or neck. AngioDynamics' Workhorse(TM) is a rugged, high-pressure balloon offered in 54 configurations, at competitive prices, for performing nearly 80% of all PTA procedures. The product is cleared for sale in the U.S., the European Community and several other countries.

Thrombolytic Products

Thrombolytic products are used in a procedure to dissolve blood clots in hemodialysis access grafts, arteries and veins, as well as in other peripheral vessels. AngioDynamics' Pulse*Spray(R) Sets and UNI*FUSE(TM) Kits optimize the delivery of lytic agent (the drug that actually dissolves the clot) by providing a controlled, forceful, uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of lytic agent. These slits have been clinically shown to reduce the amount of lytic agent and the time necessary for the procedure by a factor of three, as compared to other competitive catheters. This represents potentially significant healthcare cost savings and reduced complications associated with the use of larger volumes of lytic agent.

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

o The Chemo-Cath(R), a central venous access catheter system, that provides easy placement, safety and comfort to the patient.

AngioDynamics IGVA products are cleared for sale in the U.S.

Endovascular Laser Venous System

AngioDynamics Precision 810(TM) and Precision 980(TM) Lasers treat reflux of the greater saphenous vein with laser light emitted to the target area through a thin fiber inserted into the vein. The laser delivers just the right amount of laser energy, causing the vein to occlude while the body routes the blood to other veins. The laser treatment is an outpatient procedure that allows the patient to immediately return to normal activities with no scarring and minimal post-operative pain. This is an alternative to traditional surgery for the 25 percent of all women and 15 percent of all men affected by reflux of the greater saphenous vein. The AngioDynamics Precision 810(TM) and Precision 980(TM) Lasers are cleared for sale in the U.S.

Drainage Products

AngioDynamics' family of Abscession(TM) General Drainage Catheters and Abscession(TM) Biliary Drainage Catheters drain abscesses, chest fluid, and urine percutaneously from the body. These products feature a soft catheter material that is designed to be more comfortable for the patient. The catheter also recovers its shape if bent or severely deformed when patients roll over and kink the catheters during sleep. These products are cleared for sale in the U.S., the European Community and several other countries.

AngioDynamics Research and Development

AngioDynamics is actively engaged in ongoing research and product development with the goal of providing interventional radiologists with a steady stream of innovative new medical products. To support this goal, AngioDynamics operates a Research department with a staff of 6 and a Product Development department with a staff of 13.

The Research group focuses on assessing the technical design, manufacturability and marketability of new product ideas in addition to managing AngioDynamics' intellectual property assets. The Research group is also responsible for monitoring competitive technologies and analyzing future interventional radiology trends as they relate to innovative new medical devices and procedures.

On-site laboratory facilities at AngioDynamics' Queensbury, N.Y. headquarters support the development of new angiographic catheters, balloons, dialysis products, thrombolytic devices, venous disease treatment devices and vascular access product lines. The Product Development group focuses on developing new medical devices in compliance with FDA and ISO standards.

AngioDynamics research and development expenditures totaled $2,509,000, $1,951,000 and $1,426,000 in 2003, 2002 and 2001, respectively.

AngioDynamics Marketing

AngioDynamics products are marketed to interventional radiologists in the U.S. through a direct sales organization of 36 (including 4 regional managers). AngioDynamics seeks to build and maintain very close relationships with the 5,000 interventional radiologists in the U.S. This strong relationship is illustrated by the fact that Eamonn P. Hobbs, President and Chief Executive Officer of AngioDynamics, is the sole industry representative on the Society of Interventional Radiology (SIR) Strategic Planning Council. Outside the U.S., AngioDynamics markets its products via 31 international distributors, including three of the Company's wholly-owned subsidiaries. Foreign distributors are generally granted exclusive distribution rights, when permissible under applicable law, on a country-by-country basis.

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

Cook, Inc., Boston Scientific Corporation, Cordis Endovascular Systems, Inc. (a Johnson & Johnson company), C.R. Bard, Inc., Medtronic, Inc. and Guidant Corporation, among others, currently compete against AngioDynamics in the development, production and marketing of minimally invasive products for interventional radiology.

AngioDynamics is the market leader for angiographic catheters in interventional radiology. AngioDynamics' major competitors are Cook, Inc., Cordis Endovascular Systems, Inc. and Boston Scientific Corporation.

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

In the laser market, AngioDynamics competes against Diomed Inc., Vascular Solutions Inc., Dornier MedTech, and VNUS Medical Technologies, Inc.

GENERAL CORPORATE INFORMATION

The following information applies to both the Company's E-Z-EM and AngioDynamics segments.

Backlog

At July 31, 2003, the Company had a backlog of unfilled customer orders of $4,278,000, compared to a backlog of $5,292,000 at July 31, 2002. The Company expects all backlog at July 31, 2003 will be filled during fiscal 2004. The changes in backlog are not necessarily indicative of comparable variations in sales or earnings. Backlog by reportable operating segment is as follows:

                                                          July 31,      July 31,
                                                            2003          2002
                                                          --------      --------
                                                              (in thousands)

  E-Z-EM                                                   $4,113        $5,119
  AngioDynamics                                               165           173
                                                           ------        ------

  Total                                                    $4,278        $5,292
                                                           ======        ======

Research and Development

The Company's research and development expenditures totaled $6,776,000, $6,220,000 and $5,391,000 in 2003, 2002 and 2001, respectively.

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

Patents and Trademarks

The Company believes that success in both the E-Z-EM and AngioDynamics product segments is dependent, to a large extent, on patent protection and the proprietary nature of its technology. The Company intends to file and prosecute patent applications for technology for which it believes patent protection is effective and advisable. The Company believes that issued patents covering its EmpowerCT injector system, Soft-Vu angiographic catheters, thrombolytic products and vena cava filters are significant to its business. E-Z-EM and AngioDynamics are examples of the Company's registered trademarks in the U.S.

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

The Company operates several facilities within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site due to ground water investigations conducted on Long Island during the 1980's. Due to the broad area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability exists with respect to the Company. Further, it has not been alleged that the Company contributed to the contamination, and it is the Company's belief that it has not done so.

Employees

As of May 31, 2003, the Company employed 873 persons, 169 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 93 and 72 employees expire in December 2004 and December 2005, respectively. The Company considers employee relations to be satisfactory.

(d) Financial Information Regarding Foreign and Domestic Operations and Export
    --------------------------------------------------------------------------
    Sales
    -----

The Company derived about 28% of its sales from customers outside the U.S. during 2003. Operating profit margins on export sales are somewhat lower than domestic sales margins. The Company's domestic operations bill third-party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third-party sales to Japanese customers, which are made by the Company's Japanese subsidiary, are also billed in local currency.

As of May 31, 2003, the Company employed 302 persons involved in the developing, manufacturing and marketing of products internationally. The Company's product lines are marketed through approximately 165 foreign distributors to 88 countries outside of the U.S.

The net sales of each geographic area and the long-lived assets attributable to each geographic area are set forth in Note Q to the Consolidated Financial Statements included herein.

Item 2. Properties
        ----------

The Company's global headquarters, located in Lake Success, New York, consist of leased offices aggregating 17,312 square feet. The Company also occupies two facilities located in Westbury, New York, one of which is owned by the Company, containing an aggregate of 163,800 square feet and used for manufacturing E-Z-EM products, warehousing and administration. AngioDynamics owns a 68,352 square-foot facility in Queensbury, New York used for manufacturing, warehousing and administration. E-Z-EM Caribe owns a 38,600 square-foot plant in San Lorenzo, Puerto Rico which fabricates enema tips and heat-sealed products. E-Z-EM Canada occupies manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, one of which is owned by the Company, containing an aggregate of 109,950 square feet. E-Z-EM Canada also owns a 29,120 square-foot building in Debert, Nova Scotia and both owns and leases land encompassing its barium sulfate mining operation in Nova Scotia.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

                                     Part II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

Through October 22, 2002, E-Z-EM, Inc. Class A common stock and Class B common stock were traded on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. On October 22, 2002, the Company completed a recapitalization merger under which its Class A common stock and Class B common stock were combined into a single, newly created class of common stock, that began trading on the AMEX on that date under the symbol EZM. The following table sets forth, for the periods indicated, the high and low sale prices for each class of common stock as reported by the AMEX.

                                                     Common              Class A             Class B
                                                ----------------    ----------------    ----------------
                                                 High       Low      High       Low      High       Low
                                                ------    ------    ------    ------    ------    ------
      Fifty-two weeks ended May 31, 2003
      ----------------------------------

      Fourth Quarter .......................    $10.80    $ 6.70
      Third Quarter ........................      8.90      7.10
      Second Quarter .......................      9.25      7.55    $ 8.00    $ 6.35    $ 8.15    $ 6.40
      First Quarter ........................                         10.95      7.05      8.75      6.91

      Fifty-two weeks ended June 1, 2002
      ----------------------------------

      Fourth Quarter .......................                        $14.05    $10.18    $12.00    $ 8.25
      Third Quarter ........................                         10.00      5.25      8.00      4.75
      Second Quarter .......................                          9.39      4.65      8.40      4.00
      First Quarter ........................                          5.65      4.61      5.45      5.00

As of August 4, 2003 there were 415 registered holders of the Company's common stock.

During fiscal 2003 and 2002, no dividends were declared. During the first quarter of fiscal 2004, the Board of Directors declared cash dividends on the Company's common stock at the rate of $.25 per share. The Company will continue to evaluate its dividend policy on an ongoing basis. Any future dividends are subject to the Board of Directors' review of operations and financial and other conditions then prevailing.

On November 1, 2002, the Company issued 2,000 shares of common stock to its Chairman of the Board, Howard S. Stern, and 1,000 shares of common stock to each of the following directors of the Company: Robert J. Beckman, Michael A. Davis, Paul S. Echenberg, James L. Katz, Donald A. Meyer and David P. Meyers. On January 1, 2003, the Company issued 1,000 shares of common stock to a director, George P. Ward. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the shares were issued only to directors of the Company in transactions not involving any public offering.

Item 6. Selected Financial Data
        -----------------------


                                          Fifty-two weeks ended          Fifty-three   Fifty-two
                                    ---------------------------------    weeks ended  weeks ended
                                    May 31,      June 1,      June 2,      June 3,      May 29,
                                     2003         2002         2001         2000         1999
                                    -------      -------      -------      -------      -------
                                               (in thousands, except per share data)
Income statement data:
  Net sales (1) ..............     $133,158     $122,133     $113,286     $113,868     $109,054
  Gross profit (1) ...........       57,796       51,285       45,692       47,805       42,677
  Operating profit ...........        3,829        1,906        3,525        8,599        7,242
  Earnings before income
    taxes ....................        4,238        2,431        3,637        9,234        6,671
  Net earnings ...............        2,741          585        3,286        5,965        4,797
  Earnings per common
    share
      Basic ..................          .27          .06          .33          .60          .48
      Diluted ................          .26          .06          .32          .58          .47
  Weighted average common
    shares
      Basic ..................       10,048        9,848        9,881       10,013       10,077
      Diluted ................       10,419       10,160       10,145       10,314       10,314

                                    May 31,      June 1,      June 2,      June 3,      May 29,
                                     2003         2002         2001         2000         1999
                                    -------      -------      -------      -------      -------
                                                          (in thousands)
Balance sheet data:
  Working capital ............     $ 60,123     $ 56,746     $ 56,184     $ 51,434     $ 48,430
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities ...............       17,965       24,064       18,139       13,634       13,289
  Total assets ...............      110,624      102,281       97,455       99,085       96,059
  Long-term debt, less
    current maturities .......        3,470          327          408          453          477
  Stockholders' equity .......       88,602       83,522       81,004       80,034       75,291

----------
(1) For fiscal 2000 and 1999, these amounts have been retroactively restated to reflect the reclassifications of freight billed to customers, from selling and administrative expenses to net sales, and related freight costs, from selling and administrative expenses to cost of goods sold, pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted in fiscal 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Annual Report on Form 10-K. In some cases, forward-looking statements may be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", "predicts", "potential", "continue" or variations of such terms or similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Results of Operations
---------------------

The Company's fiscal years ended May 31, 2003, June 1, 2002 and June 2, 2001 represent fifty-two weeks.

Segment Overview
----------------

The Company operates in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The E-Z-EM operating segment accounted for 72% of net sales for 2003, as compared to 76% for 2002 and 80% for 2001. The AngioDynamics operating segment, which includes angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system, and drainage products used in the interventional radiology marketplace, accounted for 28% of net sales for 2003, as compared to 24% for 2002 and 20% for 2001.

The following table sets forth certain financial information with respect to the Company's operating segments:

                                      E-Z-EM        AngioDynamics    Eliminations        Total
                                      ------        -------------    ------------        -----
                                                            (in thousands)
Year ended May 31, 2003
-----------------------

  Unaffiliated customer sales         $95,683          $37,475              --         $133,158
  Intersegment sales                       --              959           ($959)              --
  Gross profit                         37,887           19,862              47           57,796
  Operating profit                        544            3,238              47            3,829

Year ended June 1, 2002
-----------------------

  Unaffiliated customer sales         $92,288          $29,845              --         $122,133
  Intersegment sales                       --            1,045         ($1,045)              --
  Gross profit (loss)                  35,786           15,557             (58)          51,285
  Operating profit (loss)                (425)           2,389             (58)           1,906

Year ended June 2, 2001
-----------------------

  Unaffiliated customer sales         $90,610          $22,676              --         $113,286
  Intersegment sales                        1              714           ($715)              --
  Gross profit (loss)                  34,770           10,972             (50)          45,692
  Operating profit (loss)               3,865             (290)            (50)           3,525

E-Z-EM Products

E-Z-EM segment operating results for 2003 increased by $969,000 compared to 2002. Both the 2003 and 2002 results included charges for restructuring and repositioning the Company. The current year results included $709,000 in costs associated with the recapitalization of the Company, which combined its two classes of common stock into one class in the second quarter. The prior year results included $1,393,000 in restructuring costs related to the closure of the Company's Japanese manufacturing facility in December 2001. During the current year, the Company recorded an additional charge to operations of $116,000 relating to the closing of this facility. During 2004, the Company plans to further streamline its operations, specifically by closing its device manufacturing facility in Puerto Rico and its heat sealing operation in Westbury, New York. After the realignment, the Company will maintain three core manufacturing sites; Westbury, N.Y. and Montreal, Canada for its E-Z-EM segment and Queensbury, N.Y. for its AngioDynamics segment. An expected charge to earnings of $1,900,000, mainly severance related, will be recorded in 2004 as a result of this program. Excluding the effect of the recapitalization costs and the Japanese facility closing, E-Z-EM segment operating results improved by $401,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 4%, or $3,395,000, to $95,683,000 due primarily to increased sales of CT imaging contrast products, such as Readi-Cat(R) and the Company's CT Smoothie lines, and CT injector systems. Sales growth in these product areas, as well as in the Company's Varibar(R) dysphagia line, offset decreased sales of barium sulfate products resulting from the continuing decline in use of traditional X-ray fluoroscopy procedures. Price increases had minimal effect on net sales in 2003. Gross profit expressed as a percentage of net sales improved to 40% for 2003 from 39% for 2002, due primarily to favorable changes in sales product mix, lower freight costs and commission revenue of $388,000 earned in 2003. Excluding the aforementioned recapitalization costs and facility closing costs, operating expenses increased by $1,700,000 due to: increased selling and marketing infrastructure and promotional activities to support the Company's EmpowerCT injector system and virtual colonoscopy products and increased severance costs of $564,000.

E-Z-EM segment operating results for 2002 declined by $4,290,000 due primarily to costs associated with the aforementioned closing of a Japanese facility and the Company's continued investment in the areas of virtual colonoscopy and CT injector systems. The Japanese facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. The Company's strategy is to service the large Japanese market with products manufactured in the U.S. As a result of this facility closing, the Company recorded a $1,393,000 charge to operations during 2002 consisting of i) a $1,262,000 write-down of property, plant and equipment to management's estimate of their fair market value based upon the anticipated proceeds to be received upon sale, ii) severance costs of $100,000, and iii) a provision for inventory reserves of $31,000.

Excluding the Japanese facility closing costs, E-Z-EM segment operating results declined by $2,897,000 in 2002 compared to 2001 due primarily to increased operating expenses, slightly offset by increased sales and gross profit. Net sales increased 2%, or $1,678,000, due to increased sales of contract manufacturing products and CT imaging contrast and injector system sales. Price increases accounted for less than 1% of net sales in 2002. Gross profit expressed as a percentage of net sales improved to 39% for 2002 from 38% for 2001, due primarily to the favorable effects of changes in product mix and decreased overhead costs at the Company's Westbury facility. The decrease in overhead costs can be attributed, in large part, to severance costs of $332,000 incurred in 2001. Excluding the aforementioned facility closing costs, operating expenses increased $3,913,000 due, in large part, to: i) the full year effect of the establishment of a dedicated domestic sales force for the Company's CT injector systems in 2001; ii) investment in new product introductions in the areas of CT imaging and virtual colonoscopy; and iii) increased administrative and research and development ("R&D") expenses.

The Company has entered into agreements with a number of major group purchasing organizations for E-Z-EM products. These agreements, which expire at various times over the next several years, can be terminated typically on 90 days advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

AngioDynamics Products

AngioDynamics segment operating profit for 2003 improved by $849,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased by $7,630,000, or 26%, to $37,475,000 due to the introduction of new products and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products included the Endovascular Laser Venous System for the treatment of varicose veins and the Dura-Flow(TM) Chronic Dialysis catheter. Price increases had minimal effect on net sales in 2003. Gross profit expressed as a percentage of net sales improved to 52% for 2003 from 50% for 2002, due to improved manufacturing efficiencies at the Company's Queensbury facility, lower freight costs and decreased provision for inventory reserves of $100,000. The improved manufacturing efficiencies, resulted, in large part, from increased automation in the manufacture of angiographic catheters, Workhorse(TM) PTA balloon catheters and biliary stent assembly. Operating expenses increased $3,456,000 due, in large part, to the expansion of the domestic sales force, investment in new product introductions and increased administrative and R&D expenses.

AngioDynamics segment operating results for 2002 improved by $2,679,000. The operating results for 2001 were adversely affected by the loss of $872,000 on the sale of AngioDynamics Ltd. and related assets. Excluding the effect of this loss, AngioDynamics segment operating results improved by $1,807,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 32%, or $7,169,000, due primarily to increased sales of dialysis products, image-guided vascular access products, angiographic catheters, PTA dilation catheters and biliary stents in the domestic marketplace. Price increases had little effect on net sales in 2002. Gross profit expressed as a percentage of net sales improved to 50% for 2002 from 47% for 2001, due primarily to increased production throughput at the Company's Queensbury facility. Excluding the aforementioned loss on sale, operating expenses increased by $2,778,000 primarily due to continued investment in sales force support and new product line extensions, and increased bonus compensation costs.

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note Q to the Consolidated Financial Statements included herein.

Consolidated Results of Operations
----------------------------------

The Company reported net earnings of $2,741,000, or $.27 and $.26 per common share on a basic and diluted basis, respectively, for 2003, as compared to net earnings of $585,000, or $.06 per common share on both a basic and diluted basis, respectively, for 2002, and net earnings of $3,286,000, or $.33 and $.32 per common share on a basic and diluted basis, respectively, for 2001. As compared to 2002, results for 2003 were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in both industry segments. Results for 2003 included $709,000 in costs associated with the Company's recapitalization in the second quarter, which reduced earnings for the year by $.07 per basic share. Results for 2002 included $1,393,000 in restructuring costs related to the closure of the Company's Japanese manufacturing facility in December 2001, which reduced earnings for that year by $.14 per basic share. During 2003, the Company recorded an additional charge to operations of $116,000, or $.01 per basic share, relating to the closing of this facility. Excluding the effect of the recapitalization costs and the Japanese facility closing, net earnings for 2003 improved by $1,588,000, or $.15 per basic share, compared to 2002.

As compared to 2001, results for 2002 were adversely affected by the $1,393,000 charge to close the Japanese facility, as well as increased operating expenses in both industry segments. Results for 2002 were favorably affected by increased sales and improved gross profit in both industry segments.

Net sales increased 9%, or $11,025,000, to $133,158,000 for 2003, and increased 8%, or $8,847,000, to $122,133,000 for 2002. Net sales for 2003 were favorably affected by increased sales of AngioDynamics products of $7,630,000 and E-Z-EM products of $3,395,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales in 2003. Net sales for 2002 were favorably affected by increased sales of AngioDynamics products of $7,169,000 and E-Z-EM products of $1,678,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for less than 1% of net sales for 2002.

Net sales in international markets, including direct exports from the U.S., increased 4%, or $1,391,000, to $37,081,000 for 2003 and increased less than 1%, or $71,000, to $35,690,000 for 2002. The increase in 2003 was primarily due to increased sales of CT imaging contrast and injector systems of $885,000 and X-ray fluoroscopy products of $537,000. For 2002, increased sales of contract manufacturing products were almost entirely offset by declines in sales across all other E-Z-EM product groups and declines in sales of AngioDynamics products.

Gross profit expressed as a percentage of net sales was 43% for 2003, as compared to 42% for 2002 and 40% for 2001. The improvement in gross profit, expressed as a percentage of net sales, for 2003 was due to increased gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview. The improvement in gross profit, expressed as a percentage of net sales, for 2002 was due to increased gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $47,075,000 for 2003, $41,766,000 for 2002 and $35,904,000 for 2001. The increase for 2003 compared to
2002 of $5,309,000, or 13%, was due to increased AngioDynamics S&A expenses of $2,897,000 and increased E-Z-EM S&A expenses of $2,412,000. Increased AngioDynamics S&A expenses was primarily due to the expansion of the domestic sales force, investment in new product introductions and increased administrative expenses. Increased E-Z-EM S&A expenses resulted from: i) increased selling and marketing infrastructure and promotional activities to support the Company's EmpowerCT injector system and virtual colonoscopy products; ii) $709,000 in costs associated with the Company's recapitalization; and iii) increased severance costs of $564,000. The increase for 2002 compared to 2001 of $5,862,000, or 16%, was due to increased E-Z-EM S&A expenses of $3,609,000 and increased AngioDynamics S&A expenses of $2,253,000. Increased E-Z-EM S&A expenses resulted, in large part, from: i) the full year effect of the establishment of a dedicated domestic sales force for the Company's CT injector systems in 2001; ii) investment in new product introductions in the areas of CT imaging and virtual colonoscopy; and iii) increased administrative expenses. Increased AngioDynamics S&A expenses was primarily due to continued investment in sales force support and new product line extensions, and increased bonus compensation costs.

R&D expenditures for 2003 totaled $6,776,000 as compared to $6,220,000 for 2002 and $5,391,000 for 2001, and in each year were 5% of net sales. The increase for 2003 compared to 2002 of $556,000 was due to increased infrastructure and other costs relating to AngioDynamics projects. The increase for 2002 compared to 2001 of $829,000 was mainly due to increased spending relating to AngioDynamics projects of $525,000 and expenses associated with the development of new products in the field of virtual colonoscopy of $460,000. Of the R&D expenditures for 2003, approximately 37% relate to X-ray fluoroscopy and CT imaging projects, 37% to AngioDynamics projects, 15% to general regulatory costs, 9% to virtual colonoscopy projects, 1% to specialty diagnostic tests, and 1% to other projects. R&D expenditures are expected to continue at or exceed current levels. In addition to its in-house technical staff, the Company is presently sponsoring various independent R&D projects and is committed to continued expansion of its product lines through R&D.

Other income, net of other expenses, totaled $409,000 of income for 2003, compared to $525,000 of income for 2002 and $112,000 of income for 2001. The decline in other income for 2003 compared to 2002 was due to increased interest expense of $163,000, resulting, in large part, from the financing of the AngioDynamics facility expansion, decreased interest income of $132,000, resulting, in large part, from lower interest rates, and the recognition of gains on the sale of equity securities of $202,000 in 2002, partially offset by improved foreign currency exchange gains and losses of $371,000. The improvement for 2002 compared to 2001 was due to the fact that, in 2001, the Company recorded an impairment charge of $566,000, relating to its investment in Cedara Software Corporation. Gains on the sale of equity securities of $202,000 and reduced foreign currency exchange losses of $104,000 were offset by decreased interest income of $527,000, resulting, in large part, from lower interest rates.

Note I to the Consolidated Financial Statements included herein details the major elements affecting income taxes for 2003, 2002 and 2001. For 2003, the Company's effective tax rate was 35% as compared to the Federal statutory tax rate of 34%.

The effects of non-deductible expenses, resulting, in large part, from the Company's common stock recapitalization, were virtually offset by the effects of utilizing previously unrecorded net operating loss carryforwards in certain foreign jurisdictions, research and development tax credits and the reversal of a portion of the Company's valuation allowance against certain domestic tax benefits, since it is more likely than not that such benefits will be realized. For 2002, the Company's unusually high effective tax rate of 76% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses. For 2001, the Company's effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the fact that the Company reversed a portion of its valuation allowance against certain domestic tax benefits, since, at that time, it was more likely than not that such benefits would be realized, partially offset by the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized.

Liquidity and Capital Resources
-------------------------------

For 2003, capital expenditures (excluding the AngioDynamics facility expansion discussed below), equity investments at cost and the purchase of treasury stock were funded by cash reserves. For 2002, capital expenditures, the purchase of intangible assets and the purchase of treasury stock were funded by cash provided by operations. For 2001, capital expenditures and the purchase of treasury stock were funded by cash provided by operations. The Company's policy has been to fund capital requirements without incurring significant debt. However, the Company did elect to externally finance the AngioDynamics facility expansion. At May 31, 2003, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,369,000 (including $3,395,000 relating to the financing of the AngioDynamics facility expansion), as compared to $1,204,000 at June 1, 2002. The Company has available $2,261,000 under two bank lines of credit, of which no amounts were outstanding at May 31, 2003.

At May 31, 2003, approximately $17,965,000, or 16%, of the Company's assets consisted of short-term debt and equity securities and cash and cash equivalents. The current ratio was 4.95 to 1, with net working capital of $60,123,000, at May 31, 2003, compared to the current ratio of 4.66 to 1, with net working capital of $56,746,000, at June 1, 2002. The Company believes that its cash reserves as of May 31, 2003, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet its current obligations for the next twelve months.

Net capital expenditures, primarily for the AngioDynamics facility expansion and machinery and equipment, were $6,725,000 for 2003, compared to $3,393,000 for 2002 and $2,743,000 for 2001. Of the 2003 expenditures, approximately $3,033,000 relates to the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The Company expects this expansion to cost approximately $3,500,000. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a bank (the "Bank") and the Company. As of May 31, 2003, the advances aggregated $2,702,000 with the remaining proceeds of $798,000 classified as restricted cash. The Bonds mature every seven days and are resold by a Remarketing Agent. The Bonds bear an interest rate based on the market rate on the date the bonds are resold (1.35% per annum at May 31, 2003), and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. The Company entered into an interest rate swap with the Bank to convert the variable rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank. Of the 2002 expenditures, approximately $375,000 relates to the purchase of the Company's chemical processing facility in Nova Scotia, Canada and approximately $344,000 relates to the upgrading of the Company's information systems data center and mainframe platform in Westbury, New York. Of the 2001 expenditures, approximately $833,000 relates to the upgrading of the Company's information systems at its Canadian subsidiary. The aggregate level of capital expenditures for 2004 is currently expected to approximate 2003 levels.

During July 2002, the Company concluded a program to repurchase 500,000 shares of its Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock were repurchased for approximately $139,000 during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 36,834 shares of common stock for approximately $299,000 during the fourth quarter of fiscal 2003.

In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company intends to enter into agreements to outsource the affected operations to third-party manufacturers. This operations realignment is part of the Company's global production strategy, a program intended to create a more efficient, flexible and market-driven manufacturing infrastructure. The Company expects the project to take approximately nine months to complete and generate savings beginning in the 2005 fiscal year. Project costs, primarily severance related, are estimated at $1,900,000 and will affect fiscal 2004. No loss is expected on the long-lived assets, principally land and building with a net carrying value of $1,085,000 at May 31, 2003.

In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was payable on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

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

Revenue Recognition - The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and
(4) product delivery has occurred or services have been rendered. Decisions relative to criteria (3) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine this criteria is not met, the Company's recognized results may be affected. The Company recognizes revenue as products are shipped and title passes to customers. Shipping and credit terms are negotiated on a customer by customer basis. Products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. All customer returns must be pre-approved by the Company. The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $223,000 at May 31, 2003. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. Concentration risk exists relative to the Company's accounts receivable, as 26% of the Company's total accounts receivable balance at May 31, 2003 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor.

Changes in the Company's allowance for doubtful accounts are as follows:

                                                       May 31,          June 1,
                                                         2003            2002
                                                       -------          -------
                                                            (in thousands)

  Beginning balance                                    $   848          $ 661
  Provision for doubtful accounts                          247            221
  Write-offs                                              (109)           (34)
                                                       -------          -----

  Ending balance                                       $ 1,026          $ 848
                                                       =======          =====

Income Taxes - In preparing the Company's financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability (based primarily on the Company's ability to generate future taxable income), and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of earnings. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of May 31, 2003, the Company's valuation allowance totaled $5,884,000. The total net deferred tax asset as of May 31, 2003 was $2,189,000.

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

Property, Plant and Equipment - Property, plant and equipment stated at cost, less accumulated depreciation, is depreciated principally using the straight-line method over the estimated useful lives of the assets. Useful lives are based on management's estimates of the period over which the asset will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement has had no effect on the Company's financial position or results of operations.

As of January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this statement has had no effect on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board ("FASB")issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective March 2, 2003 and is continuing to apply the intrinsic-value based method to account for stock options and has complied with the new disclosure requirements beginning with its fiscal year ending May 31, 2003. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial condition or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the effect of the adoption of EITF 00-21 on its financial position and results of operations.

Risk Factors
------------

The risks described below are not the only ones facing the Company. The Company's business is also subject to the risks that affect many other companies, such as competition, technology, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations and international operations. Additional risks not currently known to management or that it believes are immaterial also may impair the Company's business operations and its liquidity.

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, factors which may affect the Company's operations

The Company believes that government regulation, private sector programs and reimbursement policies will continue to change the worldwide healthcare industry, potentially resulting in further business consolidations and alliances. As such, the market dynamics and competitive environment are subject to rapid change, factors which may affect the Company's growth plans and operating results.

The Company's products require regulatory approval, which can be expensive and time-consuming, and may not be granted

The Company's products are subject to extensive regulation in the U.S. by the Food & Drug Administration ("FDA") as well as certain state authorities. Similar regulatory oversight is in place in foreign markets where the Company operates. The Company must obtain specific approval or clearance from the FDA and respective foreign regulatory bodies before it can market products in these markets. The process of obtaining such approvals or clearances can be onerous and costly, requiring the Company to demonstrate the safety and efficacy of new products. There can be no assurance that all approvals and clearances sought by the Company will be granted on a timely basis, if at all. The Company is presently awaiting 510(k) market clearance from the FDA for several line extension and next generation medical devices.

Price pressure in the healthcare industry is expected to continue to increase

Public and private sector programs designed to reduce healthcare costs exist in the U.S. and in many other countries where the Company does business. Such policies and programs require healthcare providers to focus on the delivery of medical services on the most cost-effective basis. New products developed by the Company may offer the potential to improve productivity and reduce costs, but must meet the aforementioned regulatory requirements prior to commercialization. Even after regulatory approval is obtained for such products, demand may be limited until reimbursement policies are established by private and public third-party payers. These factors can combine to create downward pressure on product prices in the market in general.

Pricing flexibility is further constrained by the formation of large Group Purchasing Organizations ("GPO" or "GPOs") - combinations of hospitals and other large customers to combine purchasing power. Due to the multi-year term of typical GPO contracts, the Company's ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often more significant in size, more complex, and involve more long-term contracts than in the past. GPOs' enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with the Company's market competitors, which exclude the Company. In many cases, the Company has continued to sell to individual members of these GPOs on a direct basis, by lowering its pricing. While the Company continues to sell to individual members of these GPOs on a direct basis, the contracts, if enforced against the GPO members, may adversely affect the Company's sales in the future.

The adoption rate of Virtual Colonoscopy as a screening modality for colon cancer has been slower than anticipated

The Company believes it is well positioned to take advantage of the emerging Virtual Colonoscopy market and continues to invest in this area. The Company's growth strategy involves focusing a portion of its financial, management and other resources on the further development of a unique product set for use in Virtual Colonoscopy. However, to date, the adoption rate of Virtual Colonoscopy as a screening modality for colon cancer has been slower than anticipated. The Company believes this is principally due to the present lack of private and public reimbursement standards for Virtual Colonoscopy screening. Additionally, the American Cancer Society ("ACS") has not yet included Virtual Colonoscopy in its published screening guidelines for colon cancer, believing the evidence to do so is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the Virtual Colonoscopy market and the Company's position in it.

The market potential for Reactive Skin Decontamination Lotion is uncertain

In 2003, the FDA issued 510(k) clearance for Reactive Skin Decontamination Lotion ("RSDL") - a personal decontamination lotion for neutralizing and destroying chemical warfare ("CW") agents. RSDL represents a substantial improvement over products presently used for this purpose. With FDA clearance of RSDL, the product can now be marketed to the U.S. Armed Forces and civilian emergency services organizations worldwide. Through its subsidiary E-Z-EM Canada, the Company is the exclusive global manufacturer of RSDL under a license limiting sales to military and emergency services organizations.

Despite the RSDL's great promise, a number of factors create uncertainty around the market potential of the product. One such factor is the nature of the military procurement process itself -- a lengthy bureaucratic process that often requires product modifications before substantial orders are placed. Another is uncertainty surrounding the threat from chemical weapons as instruments of terror, making it difficult to quantify the potential of the civilian emergency service organization market. These factors may have an impact on RSDL sales in the short-term.

The Company's success will be increasingly dependent on the development and marketing of new products

An increasing portion of the Company's revenues are derived from new products, both internally developed and externally sourced. Continued success requires effective product development, regulatory approval, production and marketing of new products. The Company obtains marketing rights to new products by partnering with other companies who seek to penetrate the markets which the Company serves. Typically these partnerships involve manufacturing agreements under which the Company has the right to manufacture the product if there is a failure to supply. However, the failure to meet market demand, even temporarily can have an adverse effect on market penetration.

The Company's business is dependent on its intellectual property

In 2001, the Company introduced the EmpowerCT(R) injector system - the only CT injector on the market to include patented EDA(TM) technology designed to aid in the detection of contrast extravasations. Once an extravasation is detected, the EDA automatically suspends the injection to prevent further complications. In 2003, the EmpowerCT injector system was cited as number one in its class by several measures in an MD Buyline user satisfaction survey.

In 2003, the EmpowerCT injector system continued to maintain its position in a highly competitive environment. However, several significant challenges to the development and maintenance of market share for the product exist. The CT injector market is characterized by strong intellectual property ("IP") positions and aggressive IP protection strategies among all principal competitors. These factors combine to make the introduction of new differentiating technology and other product enhancements a slow and costly process. The Company continues to take the appropriate measures to protect its IP position in this area, but challenges to its patents and copyrights can not be discounted.

The Company holds a number of issued U.S. and foreign patents and has filed a number of U.S. and counterpart patent applications in other countries. There can be no assurance that the Company's U.S. and foreign issued patents or patent applications will offer any protection or that they will not be challenged, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. While the Company entered into an interest rate swap with a bank to limit its exposure to interest rate change market risk on its variable interest rate financing, it does not currently engage in any other hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the 2002 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 31, 2003, the Company's assets and liabilities would increase or decrease by $2,869,000 and $487,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,445,000 and $203,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 31, 2003, pre-tax earnings would be favorably or unfavorably impacted by approximately $485,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $8,395,000. The bonds bear interest at a floating rate established weekly. For 2003, the after-tax interest rate on the bonds approximated 1.3%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $84,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $974,000 at May 31, 2003, a change in interest rates would not materially impact results of operations or financial position. At May 31, 2003, the Company maintained variable interest rate financing of approximately $3,395,000 in connection with the AngioDynamics facility expansion and has limited its exposure to interest rate change market risk by entering into an interest rate swap agreement with a bank.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

Item 9A. Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company (including its consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended May 31, 2003.

                                    Part III
                                    --------

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, currently scheduled for October 21, 2003. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The following table sets forth certain information with respect to the Company's officers and directors.

            Name               Age                    Positions
            ----               ---                    ---------

Anthony A. Lombardo (3) .....  56      President, Chief Executive Officer,
                                         Director
Dennis J. Curtin ............  56      Senior Vice President - Chief Financial
                                         Officer
Eamonn P. Hobbs .............  45      Senior Vice President - AngioDynamics
Joseph J. Palma .............  61      Senior Vice President - Global Sales
Jeffrey S. Peacock ..........  46      Senior Vice President - Global Scientific
                                         and Technical Operations
Brad S. Schreck .............  46      Senior Vice President - Global Marketing
Arthur L. Zimmet ............  67      Senior Vice President - Special Projects
Sandra D. Baron .............  51      Vice President - Global Human Resources
Robert M. Bloomfield ........  62      Vice President - Market Research
Craig A. Burk ...............  50      Vice President - Manufacturing
Joseph A. Cacchioli .........  47      Vice President - Controller
Agustin V. Gago .............  44      Vice President - Global Contrast Business
                                         Unit
Peter J. Graham .............  37      Vice President - General Counsel and
                                         Secretary
Archie B. Williams ..........  52      Vice President - Clinical Affairs and
                                         Medical Community Liaison
Howard S. Stern (1)(3) ......  72      Chairman of the Board, Director
Robert J. Beckman ...........  55      Director
Michael A. Davis, M.D .......  62      Medical Director, Director
Paul S. Echenberg (1)(2) ....  59      Chairman of the Board of E-Z-EM Canada,
                                         Director
James L. Katz CPA, JD .......  67      Director
  (1)(2)(4)(5)
Donald A. Meyer (3)(4) ......  69      Director
David P. Meyers (3)(5) ......  39      Director
George P. Ward (2)(4) .......  65      Director

----------

(1)   Member of Executive Committee

(2)   Member of Audit Committee

(3)   Member of Nominating Committee

(4)   Member of Compensation Committee

(5)   Member of Finance Committee

Directors are elected for a three year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Lombardo has served as President, Chief Executive Officer and a director of the Company since 2000. Prior to joining the Company, he served as President of ALI Imaging Systems, Inc. (radiology information management) from 1998 to 2000. From 1996 to 1998, Mr. Lombardo served as Global Manager of the Integrated Imaging Systems business of General Electric Medical Systems. Mr. Lombardo is also a director of PointDx, Inc. The Company has an investment in PointDx, Inc.

Mr. Curtin has served as Senior Vice President - Chief Financial Officer since 1999, and previously served as Vice President - Chief Financial Officer from 1985 to 1999. Mr. Curtin has been an employee of the Company since 1983.

Mr. Hobbs has served as Senior Vice President - AngioDynamics since October 2002, and previously served as Vice President - AngioDynamics from 1991 until October 2002. Mr. Hobbs has been an employee of the Company since 1988.

Mr. Palma has served as Senior Vice President - Global Sales since 2002, and previously served as Senior Vice President - Sales and Marketing from 1999 to 2002, Vice President - Sales and Marketing from 1996 to 1999, and Vice President
- Sales from 1995 to 1996. Mr. Palma has been an employee of the Company since 1994.

Mr. Peacock has served as Senior Vice President - Global Scientific and Technical Operations since July 2002, and previously served as Vice President - Scientific and Technical Operations from 2000 until July 2002. Mr. Peacock has been an employee of the Company since 1986.

Mr. Schreck has served as Senior Vice President - Global Marketing since 2002. Prior to joining the Company, he served as a consultant for Vyteris, Inc. (pharmaceutical/drug delivery) and ACMI, Inc. (urology, gynecology, laproscopy) from 2000 until 2002. From 1999 to 2000, he served as Vice President, World Wide Marketing of Surgical Dynamics Inc., a wholly-owned subsidiary of Tyco Inc. (spine/sports medicine). In 1999, he served as Vice President, Marketing and Sales Services of Implex Inc. (orthopedics). From 1996 to 1999, he served as Vice President, Worldwide Marketing and Product Development for Howmedica, a division of Pfizer (orthopedics).

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

Mr. Gago has served as Vice President - Global Contrast Business Unit since 2002, and previously served as Vice President - International from 1997 until 2002. He has been an employee of the Company since 1979.

Mr. Graham has served as Vice President - General Counsel and Secretary since 2001, and has been an employee of the Company since 1997.

Mr. Williams has served as Vice President - Clinical Affairs and Medical Community Liaison since 2000, and previously served as Vice President - Imaging

Products Management from 1993 to 2000. Mr. Williams has been an employee of the Company since 1980.

Mr. Stern is a co-founder of the Company and has served as Chairman of the Board and a director of the Company since its formation in 1962. Mr. Stern has also served as President and Chief Executive Officer of the Company from 1997 to 2000. From 1990 to 1994, Mr. Stern served as Chief Executive Officer, and from the formation of the Company until 1990, he served as President and Chief Executive Officer. Mr. Stern is also a director of ITI Medical Technologies, Inc. The Company has an investment in ITI Medical Technologies, Inc.

Mr. Beckman has been a director of the Company since August 2002. He is a founder and has been a Managing Partner of The Channel Group, a venture management and corporate advisory business focusing on global life sciences, since 2002. Previously, he founded Intergen Co., a global leader focused on providing technology and biologicals to the pharmaceutical/biotechnology and clinical diagnostic industries, and served as its Chief Executive Officer from 1987 until 2001.

Dr. Davis has served as Medical Director of the Company since 1994, a director of the Company since 1995, and Technical Director from 1997 to 2000. Dr. Davis was a Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist in Radiology at Massachusetts General Hospital from 2002 until May 2003. He also served as Senior Vice President and Chief Medical Officer of MedEView, Inc. (radiology informatics) from 2002 until February 2003. He was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center from 1980 until 2002. During 1999, he also served as the President and Chief Executive Officer, and from 1999 until April 2003, he served as a director of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc. He is also a director of MacroChem Corp.

Mr. Echenberg has been a director of the Company since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and a director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and a director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., Matra Plast Industries Inc. and A.P. Plasman Corp. The Company has an investment in ITI Medical Technologies, Inc.

Mr. Katz has been a director of the Company since 1983. He is a founder of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. He is also a founder of Medical Imaging of Northbrook Court, LLC (screening and diagnostic imaging), and has served as an administrative member since 2001. Previously, he had been a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., Lakeshore Management Group, LLC and Lifestart Wellness Network, LLC, as well as a member of the Board of Advisors of Jerusalem Global and AEG Partners.

Mr. Meyer has been a director of the Company since 1968. Since 1995, he has acted as an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive

Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana. He is also a director of Santa Fe Railyard Community Corporation, Santa Fe Stages and Santa Fe Youth Symphony.

Mr. Meyers has been a director of the Company since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., an Atlanta, Georgia based provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to September 2002.

Mr. Ward has been a director of the Company since August 2002. He has served as Executive Vice President - Business Development of Health Center Internet Services, Inc. in San Francisco, California from 1997 until 2001. He served as a director and consultant for ALI Technologies, Inc. of Richmond, British Columbia, Canada from 1996 until July 2002. After service as a USAF officer, he began his career as a rocket engineer with Thiokol Chemical Corp. in 1962, then joined the General Electric Space Division as a program manager and marketing manager in 1966. After a GE corporate headquarters assignment in 1973, Mr. Ward moved to the GE Medical Business, where he managed the X-ray and other medical imaging businesses. In 1977, he became President, CEO and a director of Systron Donner Corp., Concord, California (then NYSE). In 1982, he became President, CEO and a director of Vitalink Communications Corp., Mountain View, California, and in 1986, he founded MEICOR, Inc., Pleasanton, California, as Chairman, CEO and a director. From 1987 until 1991, he was a World Wide Business Group Managing Director for Philips Medical, and since 1991, a director/consultant for several high technology companies. He also was a director of Blue Cross of California, Woodland Hills, California from 1986 to 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no reports were required for such persons, the Company believes that, during the fiscal year ended May 31, 2003, all of the filing requirements applicable to its executive officers, directors and 10% shareholders were complied with, except as follows:

(1) Robert M. Bloomfield filed a Form 4 that was four business days late, reporting the exercise of stock options and the sale of stock.

(2) David P. Meyers filed a Form 5 on July 17, 2003 that was two business days late, reporting i) the Company's issuance of stock to Mr. Meyers on November 1, 2002 and ii) the Company's granting of stock options to Mr. Meyers on May 31, 2003, as compensation for services as a director of the Company. Mr. Meyers failed to report each of these two transactions on a Form 4 within the required two business days of each of the applicable transaction dates.

(3) Each of Jonas I. Meyers and Stuart J. Meyers filed a Form 3 on July 31, 2003 that was required to be filed by June 19, 2002, the 10th day after the event in which each became a reporting person.

(4) Each of Betty K. Meyers and The Meyers Family Limited Partnership filed a Form 3 on August 8, 2003 that was required to be filed by June 19, 2002, the 10th day after the event in which each became a reporting person.

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for 2003, 2002 and 2001, of (i) those persons who were, during 2003, Chief Executive Officer ("CEO") (Anthony A. Lombardo), and
(ii) those persons who were, at the end of 2003, each of the four most highly compensated executive officers of the Company other than the CEO (collectively, with the CEO, the "Named Executive Officers"):

                                            Annual Compensation                     Long-Term Compensation
                                     --------------------------------   --------------------------------------------
                                                                                     Awards                  Payouts
                                                                        -------------------------------      -------
                                                              Other                       Securities
                                                              Annual    Restricted        Underlying                     All Other
        Name and                                            Compensa-     Stock            Options             LTIP      Compensa-
        Principal           Fiscal    Salary       Bonus     tion (1)     Awards       ----------------      Payouts     tion (4)
        Position             Year       ($)         ($)        ($)         ($)         #(2)        #(3)        ($)          ($)
        ---------           ------   --------    --------   ---------   ----------     ----        ----      -------     ---------
Anthony A. Lombardo, ....    2003    $320,000    $ 46,560      None        None        None        None        None       $ 9,773
President and Chief          2002     320,000      71,088      None        None        None        None        None        33,402
Executive Officer            2001     261,667      38,125      None        None        None        None        None        25,467

Eamonn P. Hobbs, ........    2003    $240,000    $ 96,600      None        None        None        None        None       $ 8,470
Senior Vice President        2002     218,820     114,880      None        None        None        None        None        22,760
                             2001     210,000      23,625      None        None        None       .2273        None        22,384

Dennis J. Curtin, .......    2003    $188,402    $ 31,541      None        None        None        None        None       $10,164
Senior Vice President        2002     179,430      44,814      None        None        None        None        None        25,352
                             2001     170,917      11,424      None        None        None        None        None        25,167

Joseph J. Palma, ........    2003    $176,776    $ 28,807      None        None        None        None        None       $ 9,901
Senior Vice President        2002     169,488      30,669      None        None        None        None        None        30,683
                             2001     162,500       7,313      None        None        None        None        None        30,213

Brad S. Schreck, ........    2003    $185,000    $ 20,098      None        None        None        None        None       $   481
Senior Vice President        2002      11,859       8,621      None        None        None        None        None          None
(effective May 2002)         2001        None        None      None        None        None        None        None          None

----------
(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2003, 2002 and 2001 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 2003, 2002 or 2001 or $50,000; such amounts are, therefore, not reflected in the table.

(2)   Options are exercisable into common stock of the Company.

(3) Options are exercisable into Class B common stock of AngioDynamics, Inc., a wholly-owned subsidiary of the Company. A total of 162.79 shares of AngioDynamics Class B common stock may be issued under this plan. A total of 500 shares of Class A and 500 shares of Class B common stock of AngioDynamics was issued and outstanding at May 31, 2003.

(4) For each of the Named Executive Officers, the amounts reported include amounts contributed by the Company under its Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2003, 2002 and 2001, such amounts contributed were: $8,920, $9,375 and $1,333, respectively, for Mr. Lombardo; $7,787, $9,115 and $8,479, respectively, for Mr. Hobbs; $9,585, $8,315 and $8,015, respectively, for Mr. Curtin; $9,356, $8,291 and $7,706, respectively, for Mr. Palma; and $0, $0 and $0, respectively, for Mr. Schreck.

      For each of the Named Executive Officers, the amounts reported include term life insurance premiums paid by the Company. For 2003, 2002 and 2001, such amounts paid were: $853, $673 and $780, respectively, for Mr. Lombardo; $683, $395 and $655, respectively, for Mr. Hobbs; $579, $409 and $524, respectively, for Mr. Curtin; $545, $392 and $507, respectively, for Mr. Palma; and $481, $0 and $0, respectively, for Mr. Schreck.

      For each of the Named Executive Officers, the amounts reported include premiums paid by the Company under split dollar life insurance arrangements ("arrangements"). For 2003, no amounts were paid by the Company under any split dollar life insurance arrangement. For each of 2002 and 2001, such amounts paid were: $23,354 for Mr. Lombardo; $13,250 for Mr. Hobbs; $16,628 for Mr. Curtin; $22,000 for Mr. Palma; and $12,350 for Mr. Burk. During July 2003, such arrangements were modified. Under the amended terms of the arrangements, title and ownership of the policies were transferred to the Company and the Company will continue to pay all insurance premiums. Upon the death of any Named Executive Officer, such officer's beneficiaries will be entitled to a death benefit, the amount of which was determined as of July 2003. The Company will be entitled to the remaining life insurance proceeds. The Company will also be entitled at all times to the cash surrender value of the life insurance policies.

Option/SAR Grants Table

The Company did not grant any stock options or stock appreciation rights to any of the Named Executive Officers during 2003.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning all exercises of stock options during 2003 by the Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                                  Number of
                                                                 Securities          Value of
                                                                 Underlying        Unexercised
                                                                 Unexercised       In-the-Money
                                                                 Options at         Options at
                                                                 May 31, 2003      May 31, 2003
                                                                     (#)              ($) (1)
                                                                -------------      -------------

                                      Shares         Value       Exercisable/       Exercisable/
                                   Acquired on      Realized    Unexercisable      Unexercisable
       Name                        Exercise (#)       ($)            (2)                (2)
       ----                        -----------      --------    -------------      -------------
Anthony A. Lombardo ..........         None            None        225,000/            None/
                                                                    75,000             None

Eamonn P. Hobbs ..............        6,955         $18,143         32,640/          $136,424/
                                                                     None              None

Dennis J. Curtin .............         None            None         35,556/          $154,727/
                                                                     None              None

Joseph J. Palma ..............         None            None         15,464/          $27,750/
                                                                     None              None

Brad S. Schreck ..............         None            None         8,750/             None/
                                                                    26,250             None

----------
(1) Options are "in-the-money" if on May 31, 2003, the market price of the stock exceeded the exercise price of such options. At May 31, 2003, the closing price of the Company's common stock was $8.40. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 31, 2003 and the aggregate exercise price of such options.

(2)   Options are exercisable into common stock of the Company.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan
Table

The Company maintains no long-term incentive plans or defined benefit or actuarial plans.

Compensation of Directors

On an annual basis, directors who are not employees of the Company are entitled to the following compensation: a retainer of $15,000; a fee of $1,000 for each board meeting attended; a fee of $250 for each telephonic board meeting attended; 1,000 shares of the Company's common stock; and stock options for 1,000 shares of common stock, which vest one year from date of grant. Directors who serve on committees of the board and who are not employees of the Company are entitled to a fee of $500 for each committee meeting attended, except that the chairman of a committee is entitled to a fee of $1,000 for each committee meeting attended. The Chairman of the Board is entitled to twice the above-referenced fees. In addition, directors who attend board meetings of AngioDynamics and who are not directors of AngioDynamics are entitled to the Company meeting fee of $1,000 for each board meeting attended. During 2003, the three members of the special committee formed to evaluate the recapitalization of the Company completed in October 2002, Messrs. Katz, Meyer and Echenberg, each received an additional fee of $15,000 in consideration for their services. Directors who are employees of the Company do not receive any compensation for their services as directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

See "Certain Relationships and Related Transactions" for a description of the consulting agreement between the Company and Howard S. Stern, the Chairman of the Company's board.

In 2000, the Company entered into an employment contract with Anthony A. Lombardo in his capacity as President and Chief Executive Officer. This employment contract provides for annual base salary at $320,000. The contract is cancellable at any time by either the Company or Mr. Lombardo, but provides for severance pay of one year's base salary in the event of termination by the Company without cause, as defined in the contract.

The information required by this caption for termination of employment and change in control arrangements is incorporated herein by reference to the Company's Proxy Statement under the heading "Severance Arrangements."

Report on Repricing of Options/SARs

In 2003, the Company did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of the Named Executive Officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on the Company's Compensation Committee: James L. Katz, Donald A. Meyer and George P. Ward. None of these persons was an officer or employee of the Company or any of its subsidiaries during 2003, nor was formerly an officer or employee of the Company or any of its subsidiaries. None of such directors had any relationship requiring disclosure by the Company under
Item 404 of Regulation S-K. Nevertheless, the Company has disclosed its consulting arrangement with Mr. Meyer under Item 13 of this report.

Compensation and Stock Option Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to the Company's Proxy Statement under the heading "Compensation and Stock Option Committee Report on Executive Compensation."

Common Stock Performance Graph

The information required by this caption is incorporated herein by reference to the Company's Proxy Statement under the heading "Common Stock Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

The following table sets forth information, as of August 4, 2003, as to the beneficial ownership of the Company's common stock, by (i) each person known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:

         Name and Address of                  Shares Beneficially     Percent of
           Beneficial Owner                        Owned (1)             Class
         -------------------                  -------------------     ----------

Howard S. Stern, .........................      2,076,199 (2)            20.3
Chairman of the Board, Director
23 Willets Road
Old Westbury, NY 11568

David P. Meyers, .........................        765,097 (3)(4)(8)       7.5
Director
813 Springdale Road
Atlanta, GA 30306

Stuart J. Meyers, ........................        695,624 (3)(5)(8)       6.8
1841 Vermack Court
Dunwoody, GA 30338

Jonas I. Meyers, .........................        601,319 (3)(6)(8)       5.9
904 Oakland Avenue
Ann Arbor, MI 48104

Meyers Family Limited Partnership, .......      1,684,550 (3)(7)(8)      16.5
c/o David P. Meyers
1534 North Decatur Road, Suite 202
Atlanta, GA 30307

Ira Albert, ..............................        800,042 (9)             7.8
1304 SW 160th Avenue, Suite 209
Ft. Lauderdale, FL 33326

Wellington Management Company, ...........        523,602 (10)            5.1
75 State Street
Boston, MA 02109

Anthony A. Lombardo, .....................        225,000                 2.2
President, Chief Executive
Officer, Director

         Name and Address of                  Shares Beneficially     Percent of
           Beneficial Owner                        Owned (1)             Class
         -------------------                  -------------------     ----------

Paul S. Echenberg, .......................        93,205                    *
Chairman of the Board of
E-Z-EM Canada, Director

Donald A. Meyer, .........................        61,006                    *
Director

James L. Katz, ...........................        43,092                    *
Director

Dennis J. Curtin, ........................        40,180                    *
Senior Vice President

Eamonn P. Hobbs, .........................        32,699                    *
Senior Vice President

Michael A. Davis, M.D., ..................        15,786                    *
Medical Director, Director

Joseph J. Palma, .........................        15,464                    *
Senior Vice President

Brad S. Schreck, .........................         8,750                    *
Senior Vice President

Robert J. Beckman, .......................         1,000                    *
Director

George P. Ward, ..........................         1,000                    *
Director

All directors and executive
  officers as a group (22 persons)  ......     4,093,816 (2)(3)          37.6

----------
*     Does not exceed 1%.

(1) Includes common stock shares issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 2003 as follows:
      Howard S. Stern (2,000), David P. Meyers (1,000), Anthony A. Lombardo (225,000), Paul S. Echenberg (75,856), Donald A. Meyer (19,918), James L. Katz (35,756), Dennis J. Curtin (35,556), Eamonn P. Hobbs (32,640), Michael A. Davis, M.D. (12,091), Joseph J. Palma (15,464), Brad S. Schreck (8,750) and all directors and executive officers as a group (679,892).

(2) On July 15, 2002, Howard S. Stern and his son and daughter, Seth F. Stern and Rachel Stern Graham, entered into an agreement (the "Stockholders' Agreement") with David P. Meyers, a director of the Company, and Jonas I. Meyers, Stuart J. Meyers and Betty K. Meyers, each of whom is a relative of David P. Meyers, and the Meyers Family Limited Partnership, an entity controlled by certain members of the Meyers family. Pursuant to the Stockholders' Agreement, each party thereto has agreed to, among other things, not submit certain types of stockholder proposals to the Company until July 15, 2004 and not vote in favor of any such proposals during such period. By virtue of the execution, delivery and performance of the Stockholders' Agreement, each party to the Stockholders' Agreement, including Mr. Stern, may be deemed to beneficially own the shares owned by each other party to the Stockholders' Agreement. However, Mr. Stern and each other party to the Stockholders' Agreement have expressly disclaimed such beneficial ownership. Accordingly, the shares beneficially owned by the other parties to the Stockholders' Agreement are not listed as beneficially owned by Mr. Stern in the table above. Seth F. Stern and Rachel Stern Graham beneficially own 341,931 and 430,827 shares of the Company's common stock, respectively, and, in the aggregate, Mr. Stern, Seth F. Stern and Rachel Stern Graham collectively beneficially own 2,848,957 shares of the Company's common stock, or approximately 27.9% of the issued and outstanding shares. The information set forth above was derived from a Schedule 13D dated July 29, 2002 filed jointly by Mr. Stern, Seth F. Stern and Rachel Stern Graham and other information available to the Company.

(3) David P. Meyers, Jonas I. Meyers, Stuart J. Meyers, Betty K. Meyers and the Meyers Family Limited Partnership (the "Meyers Stockholders") are each parties to the Stockholders' Agreement described in footnote (2) above. By virtue of the execution, delivery and performance of the Stockholders' Agreement, each party to the Stockholders' Agreement, including each of the Meyers Stockholders, may be deemed to beneficially own the shares owned by each other party to the Stockholders' Agreement. However, each of the Meyers Stockholders has expressly disclaimed such beneficial ownership. Accordingly, except as otherwise noted, the shares beneficially owned by the other parties to the Stockholders' Agreement are not listed as beneficially owned by any of the Meyers Stockholders in the table above. The information set forth above was derived from a Schedule 13D dated July 16, 2003 filed jointly by the Meyers Stockholders.

(4) Includes 385,231 shares owned directly by David P. Meyers (including the 1,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days from August 4, 2003 per footnote (1) above) and 379,866.03 shares beneficially owned by Mr. Meyers by virtue of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Excludes 366,642.67 shares in which Mr. Meyers has only a remainder interest. Betty K. Meyers holds a life estate in 45,012 of these shares and the Meyers Family Limited Partnership holds a life estate (which is measured by the life of Betty K. Meyers) in the balance of the shares in which Mr. Meyers has a remainder interest. Also excludes 1,909 shares owned by Mr. Meyers' wife, as well as any shares beneficially owned by his wife or a trust established for the benefit of his children through their ownership of interests in the Meyers Family Limited Partnership (7.12% and 1.53%, respectively) as to which Mr. Meyers disclaims beneficial ownership. The information set forth above was derived from a Schedule 13D dated July 16, 2003.

(5) Includes 221,453 shares owned directly by Jonas I. Meyers and 379,866.03 shares beneficially owned by Mr. Meyers by virtue of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Excludes 366,641.67 shares in which Mr. Meyers has only a remainder interest. Betty
      K. Meyers holds a life estate in 42,510 of these shares and the Meyers Family Limited Partnership holds a life estate (which is measured by the life of Betty K. Meyers) in the balance of the shares in which Mr. Meyers has a remainder interest. The information set forth above was derived from a Schedule 13D dated July 16, 2003.

(6) Includes 315,758 shares owned directly by Stuart J. Meyers and 379,866.03 shares beneficially owned by Mr. Meyers by virtue of his beneficial ownership of 22.55% of the Meyers Family Limited Partnership. Excludes 366,641.67 shares in which Mr. Meyers has only a remainder interest. Betty
      K. Meyers holds a life estate in 42,510 of these shares and the Meyers Family Limited Partnership holds a life estate (which is measured by the life of Betty K. Meyers) in the balance of the shares in which Mr. Meyers has a remainder interest. Also excludes 14,035 shares owned by a trust established for the benefit of Mr. Meyers' children, as well as any shares beneficially owned by his wife or a trust established for the benefit of his children through their ownership of interests in the Meyers Family Limited Partnership (7.12% and 16.59%, respectively) as to which Mr. Meyers disclaims beneficial ownership. The information set forth above was derived from a Schedule 13D dated July 16, 2003.

(7) The Meyers Family Limited Partnership is beneficially owned by David P. Meyers, Jonas I. Meyers, Stuart J. Meyers and certain other Meyers family members and related trusts. Stuart Meyers and Betty Meyers, the mother of David, Jonas and Stuart Meyers, as co-trustees of the Meyers Management Trust, the general partner of the Meyers Family Limited Partnership, have shared voting and investment power over the shares held by the Meyers Family Limited Partnership. In addition, Betty Meyers owns 128,021 shares of the Company's common stock directly and holds a life estate in 151,416 shares of the Company's common stock. The information set forth above was derived from a Schedule 13D dated July 16, 2003.

(8) Collectively, David P. Meyers, Jonas I. Meyers, Stuart J. Meyers, Betty K. Meyers and the Meyers Family Limited Partnership own an aggregate of 2,886,429 shares of the Company's common stock, representing approximately 28.3% of the currently outstanding shares, excluding any shares owned by their spouses (1,909) or trusts established for the benefit of their children (14,035) as members of a group under Section 13(d) of the Securities Exchange Act of 1934. Each member of the group expressly disclaims beneficial ownership of the shares held by the other members of the group. The information set forth above was derived from a Schedule 13D dated July 16, 2003.

(9)   Information was derived from a Schedule 13D dated July 18, 2003.

(10)  Information was derived from a Schedule 13G dated February 14, 2003.

Equity Compensation Plan Information

The following table sets forth information, as of May 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                 (a)                        (b)                     (c)
                                                                                    Number of securities
                                                                                    remaining available
                                                                                    for future issuance
                                 Number of securities       Weighted-average        under equity
                                 to be issued upon          exercise price          compensation plans
                                 exercise of                of outstanding          (excluding securities
                                 outstanding options,       options, warrants       reflected in
Plan category                    warrants and rights        and rights              column (a))
-------------                    --------------------       -----------------       ---------------------
Equity compensation
plans approved
by security
holders                               1,219,893                   $6.12                   764,917(1)

Equity compensation
plans not approved
by security holders                        None                    None                      None

Total                                 1,219,893                   $6.12                   764,917

(1) Consists of 658,909 shares reserved for issuance under the Company's 1983 and 1984 stock option plans and 106,008 shares reserved for issuance under the Company's 1985 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

During 2003, the Company leased a facility, located in Westbury, New York, that was owned approximately 33% by Howard S. Stern, approximately 31% by Betty K. Meyers, a principal stockholder, and David P. Meyers, a principal stockholder and director of the Company, approximately 2% by other employees of the Company and approximately 34% by unrelated parties, which included a 31% owner who managed the property. Aggregate rentals, including real estate tax payments, were $143,000 during 2003. The lease was terminated in April 2003.

Two facilities of the Company's wholly-owned subsidiary located in Tokyo, Japan are owned by Tohru Nagami, the subsidiary's President, and his mother. Aggregate rentals were $58,000 during 2003. The lease on one such facility was terminated in April 2003, while the lease term on the second facility expires in November 2003.

During 2003, the Company leased a facility, located in Old Westbury, New York, that is owned by Howard S. Stern. Aggregate rentals, including real estate tax payments, were $36,000 during 2003. The lease was terminated in December 2002.

The Company has split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse), the Company's Chairman of the Board, and Betty K. Meyers, a principal shareholder, which were entered into on May 27, 1998 and May 25, 1998, respectively. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers, a director. Annually, through fiscal 2002, the Company paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under The Sarbanes-Oxley Act of 2002, for fiscal 2003, the Company did not make any payments toward the cost of such policies. Through August 2000, payments made by the Company were subject to repayment with interest payable to the Company annually by the insureds. In August 2000, the arrangements were modified to conform to the Company's other split dollar life insurance arrangements, making subsequent payments non-interest bearing. In May 2002, the Board of Directors approved a resolution to forgive any unpaid interest.

As a result of the Company's not advancing the cost of the policies, Mr. Stern personally paid the premiums on his policy during fiscal 2003. The Meyers' family did not make similar premium payments and, as a result, the insurance company charged the amount of the premium against the cash surrender value of the Meyers' policy. The aggregate amount of premiums paid by the Company for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by the Company for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by the Company. As a result of the insurance company charging the Meyers' policy for the amount of the unpaid premium, the cash surrender value of the Meyers' policy was reduced to $486,000. Both Howard Stern (including his spouse) and Betty Meyers have committed to repay to the Company any shortfall between the cash surrender value of his or her policy and the aggregate amount of premiums paid by the Company. At May 31, 2003, the cash surrender value of such policies aggregated $1,193,000 and the aggregate amount of advances made by the Company totaled $1,000,000.

The Company has engaged Michael A. Davis, M.D., a director of the Company, for consulting services. Fees for such services were approximately $133,000 during 2003.

The Company had engaged Donald A. Meyer, a director of the Company, for consulting services through October 31, 2002. Fees for such services were approximately $13,000 during 2003. Mr. Meyer also serves as trustee for several of the Company's Profit-Sharing and 401(k) Plans. Fees for such services were approximately $15,000 during 2003.

Effective January 1, 2002, the Company entered into an agreement with Howard S. Stern, the Chairman of the Company's board, pursuant to which Mr. Stern has agreed to provide certain services to the Company until December 31, 2004. The Company agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Company, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is entitled to receive 36 equal monthly payments of $20,833.34, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this caption is incorporated herein by reference to the Company's Proxy Statement under the heading "Principal Accountant Fees and Services."

                                     Part IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

                                                                            Page
                                                                            ----

(a) l. Financial Statements
       --------------------

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

       Report of Independent Certified Public Accountants                     54

       Report of Independent Certified Public Accountants other than
          principal accountants                                               55

       Consolidated balance sheets - May 31, 2003 and June 1, 2002            56

       Consolidated statements of earnings - fifty-two weeks ended
          May 31, 2003, June 1, 2002 and June 2, 2001                         58

       Consolidated statement of stockholders' equity and
          comprehensive income - fifty-two weeks ended May 31, 2003,
          June 1, 2002 and June 2, 2001                                       59

       Consolidated statements of cash flows - fifty-two weeks ended
          May 31, 2003, June 1, 2002 and June 2, 2001                         60

       Notes to consolidated financial statements                             62

(a) 2. Financial Statement Schedules
       -----------------------------

The following consolidated financial statement schedule is included in Part IV of this report:

       Schedule II - Valuation and qualifying accounts                        93

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits
       --------

     3(i)  Restated Certificate of Incorporation of the Registrant,
           as amended                                                        (a)

     3(ii) Bylaws of the Registrant, as amended                              (b)

     10.1  1983 Stock Option Plan of the Registrant, as amended
           through October 19, 1999                                          (c)

     10.2  1984 Directors and Consultants Stock Option Plan of the
           Registrant, as amended through October 12, 1995                   (d)

     10.3  Employee Stock Purchase Plan of the Registrant, as
           amended through September 30, 2002                                (e)

     10.4  Employment Agreement dated April 3, 2000 between E-Z-EM,
           Inc. and Anthony A. Lombardo                                      (f)

                                                                            Page
                                                                            ----

(a) 3. Exhibits (continued)
       --------------------

     10.5  Income Deferral Program                                           (g)

     10.6  Agreement dated January 1, 2002 between E-Z-EM, Inc. and
           Howard S. Stern                                                   (h)

     21    Subsidiaries of the Registrant                                     94

     23    Consent of Independent Certified Public Accountants                95

     31.1  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 (Anthony A. Lombardo)                                  96

     31.2  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 (Dennis J. Curtin)                                     97

     32.1  Certification pursuant to Title 18, United States Code,
           Section 1350 as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)                   98

     32.2  Certification pursuant to Title 18, United States Code,
           Section 1350 as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                      99

----------
            (a) Incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, filed under Commission File No. 1-11479, and to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 22, 2002.

            (b) Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1994, filed under Commission File No. 0-13003.

            (c) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000.

            (d) Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 2, 1995, filed under Commission File No. 0-13003.

            (e) Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002.

            (f) Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

            (g) Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1993, filed under Commission File No. 0-13003.

            (h) Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

(b) 1. Reports on Form 8-K
       -------------------

The following report on Form 8-K was filed during the quarter ended May 31, 2003:

On March 6, 2003, the Company filed a Form 8-K reporting information under "Item
5. Other Events" and "Item 7. Financial Statements and Exhibits" announcing that the Company's Board of Directors had authorized the repurchase of up to 300,000 shares of the Company's common stock.

On April 17, 2003, the Company filed a Form 8-K reporting information under "Item 7. Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" announcing its results of operations for the quarter and nine months ended March 1, 2003.

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

                                        E-Z-EM, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date August 29, 2003                    /s/ Howard S. Stern
     ---------------                    ----------------------------------------
                                        Howard S. Stern, Chairman of the
                                        Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 29, 2003                    /s/ Howard S. Stern
     ---------------                    ----------------------------------------
                                        Howard S. Stern, Chairman of the
                                        Board, Director


Date August 29, 2003                    /s/ Anthony A. Lombardo
     ---------------                    ----------------------------------------
                                        Anthony A. Lombardo, President,
                                        Chief Executive Officer, Director


Date August 29, 2003                    /s/ Dennis J. Curtin
     ---------------                    ----------------------------------------
                                        Dennis J. Curtin, Senior Vice
                                        President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)


Date August 29, 2003                    /s/ Robert J. Beckman
     ---------------                    ----------------------------------------
                                        Robert J. Beckman, Director


Date August 29, 2003                    /s/ Michael A. Davis
     ---------------                    ----------------------------------------
                                        Michael A. Davis, Director


Date August 29, 2003                    /s/ Paul S. Echenberg
     ---------------                    ----------------------------------------
                                        Paul S. Echenberg, Director

Date August 29, 2003                    /s/ James L. Katz
     ---------------                    ----------------------------------------
                                        James L. Katz, Director


Date August 29, 2003                    /s/ Donald A. Meyer
     ---------------                    ----------------------------------------
                                        Donald A. Meyer, Director


Date August 29, 2003                    /s/ David P. Meyers
     ---------------                    ----------------------------------------
                                        David P. Meyers, Director


Date August 29, 2003                    /s/ George P. Ward
     ---------------                    ----------------------------------------
                                        George P. Ward, Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of May 31, 2003 and June 1, 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the fifty-two weeks ended May 31, 2003, June 1, 2002 and June 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of E-Z-EM Canada Inc., a wholly-owned subsidiary, for the fifty-two weeks ended June 2, 2001, which statements reflect net sales constituting approximately 12% of the related consolidated total. Those statements were audited by another auditor, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary for the aforementioned period, is based solely upon the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 31, 2003 and June 1, 2002, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 31, 2003, June 1, 2002 and June 2, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at
Item 15(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information, when considered in relation to the basic financial statements taken as a whole, therein.


/s/ GRANT THORNTON LLP
Certified Public Accountants

Melville, New York
July 25, 2003

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the shareholder of
E-Z-EM Canada Inc.

We have audited the consolidated statement of income, retained earnings and cash flows of E-Z-EM CANADA INC. for the year ended May 31, 2001 included in the consolidated financial statements of E-Z-EM, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended May 31, 2001 in accordance with accounting principles generally accepted in the United States of America.


/s/ Jacques Davis Lefaivre
Chartered Accountants

Montreal, July 6, 2001

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         May 31,        June 1,
                  ASSETS                                   2003           2002
                                                         --------       --------

CURRENT ASSETS
   Cash and cash equivalents                             $  9,459       $  8,019
   Restricted cash                                            798
   Debt and equity securities, at fair value                8,506         16,045
   Accounts receivable, principally
      trade, net of allowance for
      doubtful accounts of $1,026 in
      2003 and $848 in 2002                                23,393         17,721
   Inventories                                             28,467         26,251
   Other current assets                                     4,703          4,218
                                                         --------       --------

         Total current assets                              75,326         72,254

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and
   amortization                                            23,457         19,187

GOODWILL, less accumulated amortization
   of $288 in 2003 and $258 in 2002                           421            377

INTANGIBLE ASSETS, less accumulated
   amortization of $923 in 2003 and
   $668 in 2002                                             1,302          1,557

DEBT AND EQUITY SECURITIES, at fair value                   2,171          1,984

INVESTMENTS AT COST                                         1,200            600

OTHER ASSETS                                                6,747          6,322
                                                         --------       --------

                                                         $110,624       $102,281
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                       May 31,         June 1,
     LIABILITIES AND STOCKHOLDERS' EQUITY               2003            2002
                                                      ---------       ---------

CURRENT LIABILITIES
   Notes payable                                      $     597       $     698
   Current maturities of long-term debt                     302             179
   Accounts payable                                       6,494           6,841
   Accrued liabilities                                    7,724           7,292
   Accrued income taxes                                      86             498
                                                      ---------       ---------

         Total current liabilities                       15,203          15,508

LONG-TERM DEBT, less current maturities                   3,470             327

OTHER NONCURRENT LIABILITIES                              3,349           2,924
                                                      ---------       ---------

         Total liabilities                               22,022          18,759
                                                      ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
      authorized, 1,000,000 shares; issued, none
   Common stock, par value $.10 per share -
      authorized, 16,000,000 shares; issued and
      outstanding 10,101,374 shares in 2003 and
      9,985,705 shares in 2002 (excluding 36,834
      and 483,648 shares held in treasury in
      2003 and 2002, respectively)                        1,010             998
   Additional paid-in capital                            21,598          21,062
   Retained earnings                                     66,464          63,723
   Accumulated other comprehensive loss                    (470)         (2,261)
                                                      ---------       ---------

         Total stockholders' equity                      88,602          83,522
                                                      ---------       ---------

                                                      $ 110,624       $ 102,281
                                                      =========       =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                  Fifty-two weeks ended
                                          -------------------------------------
                                           May 31,       June 1,       June 2,
                                             2003          2002          2001
                                          ---------     ---------     ---------

Net sales                                 $ 133,158     $ 122,133     $ 113,286
Cost of goods sold                           75,362        70,848        67,594
                                          ---------     ---------     ---------

         Gross profit                        57,796        51,285        45,692
                                          ---------     ---------     ---------

Operating expenses
   Selling and administrative                47,075        41,766        35,904
   Loss on sale of subsidiary
      and related assets                                                    872
   Asset impairment and facility
      closing costs                             116         1,393
   Research and development                   6,776         6,220         5,391
                                          ---------     ---------     ---------

      Total operating expenses               53,967        49,379        42,167
                                          ---------     ---------     ---------

         Operating profit                     3,829         1,906         3,525

Other income (expense)
   Interest income                              246           378           905
   Interest expense                            (436)         (273)         (290)
   Other, net                                   599           420          (503)
                                          ---------     ---------     ---------

         Earnings before income taxes         4,238         2,431         3,637

Income tax provision                          1,497         1,846           351
                                          ---------     ---------     ---------

         NET EARNINGS                     $   2,741     $     585     $   3,286
                                          =========     =========     =========

Earnings per common share
   Basic                                  $     .27     $     .06     $     .33
                                          =========     =========     =========

   Diluted                                $     .26     $     .06     $     .32
                                          =========     =========     =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

        Fifty-two weeks ended May 31, 2003, June 1, 2002 and June 2, 2001
                        (in thousands, except share data)


                                                                                                   Accumulated
                                    Class A and Class B                                              other
                                        common stock         Common stock     Additional             compre-                 Compre-
                                   -------------------   -----------------    paid-in    Retained    hensive                 hensive
                                    Shares     Amount     Shares    Amount    capital    earnings     loss        Total      income
                                   --------   --------   --------  -------    --------   ---------  -----------  --------    -------
Balance at June 3, 2000            9,924,388     $992                          $20,521   $59,852    $(1,331)     $80,034
Exercise of stock options              8,711        1                               38                                39
Income tax benefits on
  stock options exercised                                                            3                                 3
Compensation related to
  stock option plans                                                                 5                                 5
Issuance of stock                      6,941        1                               45                                46
Purchase of treasury stock           (85,218)      (9)                            (546)                             (555)
Net earnings                                                                               3,286                   3,286     $3,286
Unrealized holding losses on
  debt and equity securities:
    Arising during the year                                                                          (2,215)      (2,215)    (2,215)
    Reclassification adjustment
      for losses included in
      net earnings                                                                                      349          349        349
Foreign currency translation
  adjustments
    Arising during the year                                                                            (982)        (982)      (982)
    Reclassification adjustment
      for sale of investment
      in a foreign entity                                                                               994          994        994
                                  ----------   ------    ----------   ------   -------    ------    -------      --------    ------

Comprehensive income                                                                                                         $1,432
                                                                                                                             ======


Balance at June 2, 2001            9,854,822      985           --        --    20,066    63,138     (3,185)      81,004
Exercise of stock options            170,183       17                              842                               859
Income tax benefits on
  stock options exercised                                                          272                               272
Compensation related to
  stock option plans                                                               178                               178
Issuance of stock                      7,237        1                               51                                52
Purchase of treasury stock           (46,537)      (5)                            (347)                             (352)
Net earnings                                                                                 585                     585    $   585
Unrealized holding gain on
  debt and equity securities                                                                            620          620        620
Foreign currency translation
  adjustments                                                                                           304          304        304
                                  ----------   ------    ----------   ------   -------    ------    -------      --------   -------

Comprehensive income                                                                                                        $1,509
                                                                                                                            ======


Balance at June 1, 2002            9,985,705      998            --       --    21,062    63,723     (2,261)      83,522

Exercise of stock options             22,962        2       136,042   $   14       738                               754
Income tax benefits on
  stock options exercised                                                          150                               150
Compensation related to
  stock option plans                                                                 5                                 5
Issuance of stock                                             9,851        1        76                                77
Purchase of treasury stock           (16,352)      (1)      (36,834)      (4)     (433)                             (438)
Common stock recapitalization     (9,992,315)    (999)    9,992,315      999
Net earnings                                                                               2,741                   2,741    $2,741
Unrealized holding loss on debt
  and equity securities                                                                                 (63)         (63)      (63)
Decrease in fair market value
  on interest rate swap                                                                                (300)        (300)     (300)
Foreign currency translation
  adjustments                                                                                         2,154        2,154     2,154
                                  ----------   ------    ----------   ------   -------   -------    -------      -------    -------

Comprehensive income                                                                                                        $4,532
                                                                                                                            ======

Balance at May 31, 2003                   --   $    --   10,101,374   $1,010   $21,598   $66,464    $  (470)     $88,602
                                  ==========   =======   ==========   ======   =======   =======    =======      =======


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Fifty-two weeks ended
                                             ---------------------------------------
                                              May 31,         June 1,        June 2,
                                                2003           2002           2001
                                             ---------       --------       --------
Cash flows from operating activities:
  Net earnings                               $   2,741       $    585       $  3,286
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization              3,395          2,788          2,797
      Impairment of long-lived assets              116          1,312            450
      Impairment of equity securities                                            566
      Provision for doubtful accounts              287            221             88
      Loss on sale of subsidiary and
        related assets                                                           872
      (Gain) loss on sale of assets                 14            (12)             5
      Deferred income tax provision
        (benefit)                                  113            (58)        (1,269)
      Stock option compensation cost                 5            178              5
      Other non-cash items                          71             46             41
      Changes in operating assets and
        liabilities, net of sale
          Accounts receivable                   (5,959)         5,429         (1,428)
          Inventories                           (2,216)        (4,230)         3,555
          Other current assets                    (249)         1,829         (1,422)
          Other assets                            (737)          (666)          (701)
          Accounts payable                        (347)         2,043         (1,227)
          Accrued liabilities                      (44)           (37)          (421)
          Accrued income taxes                    (262)           662           (374)
          Other noncurrent liabilities             263            100            155
                                             ---------       --------       --------

            Net cash provided by (used
              in) operating activities          (2,809)        10,190          4,978
                                             ---------       --------       --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                   (6,725)        (3,393)        (2,743)
  Restricted cash for use in investing
    activities                                    (798)
  Proceeds from sale of subsidiary and
    related assets                                                             3,250
  Proceeds from sale of assets                       3             65              7
  Purchase of intangible assets                                  (400)
  Investments at cost                             (600)          (600)
  Available-for-sale securities
    Purchases                                 (112,061)       (85,660)       (97,415)
    Proceeds from sale                         119,600         82,863         91,718
                                             ---------       --------       --------

      Net cash used in investing
        activities                                (581)        (7,125)        (5,183)
                                             ---------       --------       --------

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)

                                                      Fifty-two weeks ended
                                             ---------------------------------------
                                              May 31,         June 1,        June 2,
                                                2003           2002           2001
                                             ---------       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of debt             $   3,531       $  8,111       $  3,807
  Repayments of debt                              (409)        (8,264)        (3,878)
  Proceeds from exercise of stock
    options                                        754            859             39
  Purchase of treasury stock                      (438)          (352)          (555)
  Proceeds from issuance of stock in
    connection with the stock purchase
    plan                                             6              6              5
                                             ---------       --------       --------
      Net cash provided by (used in)
        financing activities                     3,444            360           (582)
                                             ---------       --------       --------

Effect of exchange rate changes on
  cash and cash equivalents                      1,386            203           (405)
                                             ---------       --------       --------

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                     1,440          3,628         (1,192)

Cash and cash equivalents
  Beginning of year                              8,019          4,391          5,583
                                             ---------       --------       --------

  End of year                                $   9,459       $  8,019       $  4,391
                                             =========       ========       ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                               $     198       $     74       $    184
                                             =========       ========       ========

      Income taxes (net of $3, $950
        and $7 in refunds in 2003,
        2002 and 2001, respectively)         $   1,880       $    166       $  2,618
                                             =========       ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

      Nature of Business
      ------------------

      The Company is primarily engaged in developing, manufacturing and marketing medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. The Company also designs, develops, manufactures and markets, through its wholly-owned subsidiary, AngioDynamics, Inc. ("AngioDynamics"), medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and therapeutic treatment of peripheral vascular disease (see Note Q).

      Basis of Consolidation
      ----------------------

      The consolidated financial statements include the accounts of E-Z-EM, Inc. and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

      Operations outside the U.S. are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary manufacturing products located in Puerto Rico; a subsidiary manufacturing and marketing products located in Japan; a subsidiary promoting and distributing products located in the United Kingdom; and a subsidiary promoting and distributing products located in Holland.

      Fiscal Year
      -----------

      The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 2003, 2002 and 2001 ended on May 31, 2003, June 1, 2002 and June 2, 2001, respectively, for reporting periods of fifty-two weeks.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $2,300,000 and $770,000 at May 31, 2003 and June 1, 2002, respectively.
      The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $5,264,000 and $3,579,000 at May 31, 2003 and June 1, 2002, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      As of May 31, 2003 and June 1, 2002, approximately $9,539,000 and $7,422,000, respectively, of cash held by financial institutions in the United States and other countries exceeded Federal Deposit Insurance Corporation and other government agencies insured amounts.

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

      Accounts Receivable
      -------------------

      Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings, collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

      Changes in the Company's allowance for doubtful accounts are as follows:

                                                    May 31,          June 1,
                                                      2003             2002
                                                    -------          ------
                                                         (in thousands)

      Beginning balance                             $   848           $ 661
      Provision for doubtful accounts                   247             221
      Write-offs                                       (109)            (34)
                                                    -------           -----

      Ending balance                                $ 1,026           $ 848
                                                    =======           =====

      Inventories
      -----------

      Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $3,140,000, $2,666,000 and $2,653,000 in 2003, 2002 and 2001, respectively.

      Accounting for Business Combinations, Goodwill and Intangible Assets
      --------------------------------------------------------------------

      As of June 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that no impairment existed as of June 3, 2001. Net earnings for 2001 would have changed by approximately $11,000, net of tax, respectively, if the recorded goodwill amortization was added back. Basic and diluted earnings per share in such period would have been unchanged.

      Prior to June 3, 2001, goodwill was amortized on a straight-line basis over 40 years. Amortization of goodwill was $16,000 in 2001. On an ongoing basis, goodwill will be tested for impairment periodically in accordance with SFAS No. 142. Goodwill increased $44,000 in 2003 due to the effects of translation adjustment.

      Intangible assets, which consist primarily of technology, trademarks, licenses and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Amortization of intangible assets was $255,000, $122,000 and $128,000 in 2003, 2002 and 2001, respectively. Estimated amortization expense related to these intangibles for the succeeding five years is as follows:

                                           (in thousands)

                   2004                         $255
                   2005                         $255
                   2006                         $122
                   2007                         $122
                   2008                         $122

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note E).

      Revenue Recognition
      -------------------

      The Company recognizes revenue as products are shipped and title passes to customers. Shipping and credit terms are negotiated on a customer by customer basis. Products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. All customer returns must be pre-approved by the Company. The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $223,000 and $0 at May 31, 2003 and June 1, 2002, respectively. Service costs are expensed as incurred.

      Shipping and Handling Costs
      ---------------------------

      Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

      Advertising
      -----------

      All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $1,738,000, $1,505,000 and $989,000 in 2003, 2002 and 2001, respectively.

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

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

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

      Derivative Financial Instruments
      --------------------------------

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

      Stock-Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board ("FASB")issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company's consolidated financial statements. At May 31, 2003, the Company has three stock-based compensation plans, which are described more fully in Note O. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $5,000, $178,000 and $5,000 in 2003, 2002 and 2001,
      respectively, was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                               2003        2002        2001
                                              ------      -----       ------
                                           (in thousands, except per share data)

      Net earnings (loss)
        As reported                           $2,741      $ 585       $3,286
        Pro forma                              1,839       (393)       2,336

      Basic earnings (loss) per common
        share
          As reported                         $  .27      $ .06       $  .33
          Pro forma                              .18       (.04)         .24

      Diluted earnings (loss) per common
        share
          As reported                         $  .26      $ .06       $  .32
          Pro forma                              .18       (.04)         .23

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

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                          2003          2002          2001
                                       ----------    ----------    ----------

      Basic                            10,048,006     9,848,473     9,881,299
      Effect of dilutive securities
        (stock options)                   370,705       311,347       264,105
                                       ----------    ----------    ----------

      Diluted                          10,418,711    10,159,820    10,145,404
                                       ==========    ==========    ==========

      Excluded from the calculation of earnings per common share, are options to purchase 461,155, 70,583 and 446,663 shares of common stock at May 31, 2003, June 1, 2002 and June 2, 2001, respectively, as their inclusion would be anti-dilutive. The ranges of exercise prices on the excluded options were $8.40 to $12.49 per share at May 31, 2003, $9.00 to $12.49 per share at June 1, 2002 and $7.07 to $12.49 per share at June 2, 2001.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Effects of Recently Issued Accounting Pronouncements
      ----------------------------------------------------

      As of June 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The adoption of this statement has had no effect on the Company's financial position or results of operations.

      As of January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this statement has had no effect on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities which would require consolidation under FIN No.
      46. Accordingly, the adoption of FIN No. 46 has had no effect on the Company's consolidated financial condition or results of operations.

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the effect of the adoption of EITF 00-21 on its financial position and results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE B - COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, are as follows:

                                                2003       2002       2001
                                              -------     ------    -------
                                                      (in thousands)

      Net earnings                            $ 2,741     $  585    $ 3,286
      Unrealized holding gain (loss) on
        debt and equity securities:
          Arising during the year, net of
            income tax provision (benefit)
            of $213, $16 and $(560) in
            2003, 2002 and 2001,
            respectively                          (63)       620     (2,215)
          Reclassification adjustment for
            losses included in net
            earnings, net of income tax
            benefit of $217 in 2001                                     349
      Decrease in fair value on interest
        rate swap:
          Arising during the year, net of
            income tax benefit of $176 in
            2003                                 (300)
      Foreign currency translation
        adjustments:
          Arising during the year               2,154        304       (982)
          Reclassification adjustment for
            sale of investment in a
            foreign entity                                              994
                                              -------     ------    -------

              Comprehensive income            $ 4,532     $1,509    $ 1,432
                                              =======     ======    =======

      The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                        May 31,     June 1,
                                                         2003        2002
                                                        -------     -------
                                                          (in thousands)

      Unrealized holding gain on debt and equity
        securities, net of income tax liability of
        $272 and $59 at May 31, 2003 and June 1,
        2002, respectively                              $ 755       $   818
      Decrease in fair value on interest
        rate swap                                        (300)
      Cumulative translation adjustments                 (925)       (3,079)
                                                        -----       -------

          Accumulated other comprehensive loss          $(470)      $(2,261)
                                                        =====       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE C - INVESTMENT AT COST

      In August 2001, the Company acquired 240,000 shares of the Series B Convertible Preferred Stock, or approximately 5%, of PointDx, Inc. ("PointDx") for $600,000. PointDx, a Delaware corporation based in Winston-Salem, North Carolina, is an emerging medical technology company focused on the development of virtual colonoscopy software and structured reporting solutions for radiology. Virtual colonoscopy is an innovative technology which visualizes the colon using advanced CT imaging and 3-D computer reconstruction of that image data. The Company also acquired a three-year warrant to purchase an additional 120,000 shares of the Series B Convertible Preferred Stock at $2.50 per share, and the right to designate one nominee for the PointDx board of directors. The Company's investment in PointDx is accounted for by the cost method. In December 2002, the Company entered into an agreement with PointDx, whereby the Company agreed to reduce the shares that can be purchased under the aforementioned warrant by 36,000 in exchange for a non-royalty bearing license to certain technology in the field of Virtual Colonoscopy.

NOTE D - SALE OF SUBSIDIARY AND RELATED ASSETS

      On July 27, 2000, AngioDynamics sold all the capital stock of AngioDynamics Ltd., a wholly-owned subsidiary, and certain other assets to AngioDynamics Ltd.'s management. AngioDynamics Ltd., located in Ireland, manufactured cardiovascular and interventional radiology products. The aggregate consideration paid was $3,250,000 in cash. The sale was the culmination of the Company's strategic decision to exit the cardiovascular market and to focus entirely on the interventional radiology marketplace. As a result of this sale, the Company recognized a pre-tax loss of approximately $872,000 during the first quarter of 2001. The aforementioned pre-tax loss includes the effect of previously unrealized losses on foreign currency translation of approximately $994,000 and the write-off of approximately $673,000 in inventory and intangibles related to the cardiovascular product line, both of which were non-cash charges. Further, AngioDynamics entered into a manufacturing agreement, a distribution agreement and a royalty agreement with the buyer. Under the two-year manufacturing agreement, which expired in April 2002, the buyer manufactured certain interventional radiology products sold by AngioDynamics.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE E - ASSET IMPAIRMENT CHARGES

      During the second quarter of 2002, the Company adopted a plan, which was approved by the Board of Directors, to close a facility owned by its wholly-owned Japanese subsidiary in December 2001. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,393,000 charge to operations during 2002, within the E-Z-EM operating segment, consisting of i) a $1,262,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $100,000, and iii) a provision for inventory reserves of $31,000. During 2003, the Company recorded an additional write-down of property of $116,000 to management's current estimate of its fair market value, based upon the anticipated proceeds to be received upon sale.

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's E-Z-EM operating segment recorded impairment charges of $50,000 and $450,000 during the first quarter of 2002 and 2001, respectively, relating to certain acquired patent rights to an oral magnetic resonance imaging contrast agent. The Company determined that the revenue potential of this technology was impaired, since it believed that the market for this technology was significantly less than previously projected. The impairment charges represented the difference between the carrying value of the intangible asset and the fair market value of this asset based on estimated future discounted cash flows. The charges had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2002 and 2001, the impairment charges are included in the consolidated statements of earnings under the caption "Selling and administrative".

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE F - DEBT AND EQUITY SECURITIES

      Debt and equity securities at May 31, 2003 and June 1, 2002 consist of the following:

                                                                          Unrealized
                                                 Amortized      Fair        holding
                                                    cost        value        gain
                                                 ---------      -----     ----------
                                                            (in thousands)
      At May 31, 2003
      ---------------
        Current
        -------
        Available-for-sale securities
          (carried on the balance sheet
          at fair value)
            Municipal bonds with maturities
              Due in 1 through 10 years           $ 1,000      $ 1,000
              Due after 10 years and through
                20 years                            4,020        4,020
              Due after 20 years                    3,375        3,375
            Other                                     111          111
                                                  -------      -------

                                                  $ 8,506      $ 8,506
                                                  =======      =======

        Noncurrent
        ----------
        Available-for-sale securities
          (carried on the balance sheet
          at fair value)
            Equity securities                     $ 1,144      $ 2,171      $1,027
                                                  -------      -------      ------

                                                  $ 1,144      $ 2,171      $1,027
                                                  =======      =======      ======

      At June 1, 2002
      ---------------
        Current
        -------
        Available-for-sale securities
          (carried on the balance sheet
          at fair value)
            Municipal bonds with maturities
              Due in 1 through 10 years           $ 2,845      $ 2,845
              Due after 10 years and through
                20 years                            5,700        5,700
              Due after 20 years                    7,500        7,500
                                                  -------      -------

                                                  $16,045      $16,045
                                                  =======      =======
        Noncurrent
        ----------
        Available-for-sale securities
          (carried on the balance sheet
          at fair value)
            Equity securities                     $ 1,106      $ 1,983      $  877
            Other                                       1            1
                                                  -------      -------      ------

                                                  $ 1,107      $ 1,984      $  877
                                                  =======      =======      ======

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

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

NOTE G - INVENTORIES

      Inventories consist of the following:

                                                May 31,            June 1,
                                                  2003               2002
                                                -------            -------
                                                      (in thousands)

      Finished goods                            $15,738            $13,939
      Work in process                             1,653              2,237
      Raw materials                              11,076             10,075
                                                -------            -------

                                                $28,467            $26,251
                                                =======            =======

NOTE H - PROPERTY, PLANT AND EQUIPMENT, AT COST

      Property, plant and equipment are summarized as follows:

                                         Estimated
                                           useful          May 31,      June 1,
                                           lives             2003         2002
                                         ---------         -------      -------
                                                              (in thousands)

      Building and building
        improvements                   10 to 39 years      $16,455      $12,601
      Machinery and equipment           2 to 10 years       37,319       33,051
      Leasehold improvements            Term of lease        1,045        1,616
                                                           -------      -------

                                                            54,819       47,268
      Less accumulated depreciation
        and amortization                                    33,815       30,500
                                                           -------      -------

                                                            21,004       16,768
      Land                                                   2,453        2,419
                                                           -------      -------

                                                           $23,457      $19,187
                                                           =======      =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE I - INCOME TAXES

      Income tax expense analyzed by category and by income statement classification is summarized as follows:

                                       2003          2002           2001
                                      ------       -------        -------
                                                (in thousands)

      Current
        Federal                       $  612       $   824        $   952
        State and local                   72            42            123
        Foreign                          700         1,038            545
                                      ------       -------        -------

          Subtotal                     1,384         1,904          1,620

      Deferred                           113           (58)        (1,269)
                                      ------       -------        -------

          Total                       $1,497       $ 1,846        $   351
                                      ======       =======        =======

      Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                        May 31,       June 1,
                                                          2003          2002
                                                        -------       -------
                                                            (in thousands)

      Deferred tax assets
        Capital loss carryforward                       $ 1,219       $ 1,219
        Tax operating loss carryforwards                  2,019         1,964
        Tax credit carryforwards                            147           136
        Alternative minimum tax ("AMT") credit
          carryforward                                        4             4
        Impairment of long-lived assets                   3,059         2,935
        Expenses incurred not currently deductible        1,282         1,051
        Deferred compensation costs                         845           767
        Inventories                                         629           724
        Write-down of investment in affiliate               496           496
        Other                                               175           112
                                                        -------       -------

            Gross deferred tax asset                      9,875         9,408
                                                        -------       -------

      Deferred tax liabilities
        Excess tax over book depreciation                 1,423         1,146
        Unrealized investment gains                         272
        Tax on unremitted profits of Puerto
          Rican subsidiary                                   63            63
        Other                                                44            26
                                                        -------       -------

            Gross deferred tax liability                  1,802         1,235

      Valuation allowance                                (5,884)       (5,756)
                                                        -------       -------

            Net deferred tax asset                      $ 2,189       $ 2,417
                                                        =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE I - INCOME TAXES (continued)

      In 1994, the Company sold to its Canadian subsidiary warrants to purchase 396,396 shares of stock in Cedara. This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset. In 2001, as a result of recording an impairment on the aforementioned asset (see Note F), the temporary difference was eliminated and a deferred tax asset, relating to the future tax benefit from the impairment loss, with a full valuation allowance, was recorded.

      During the first quarter of 2001, the Company reduced its valuation allowance primarily to recognize deferred tax assets of approximately $1,344,000. Continued and projected future profitability of the Company's U.S. operations, including those of AngioDynamics, made it more likely than not that certain deferred tax assets would be realized through future taxable earnings.

      If not utilized, the tax operating and capital loss carryforwards will expire in various amounts over the years 2004 through 2018. The tax credit carryforwards will expire in various amounts over the years 2004 through 2018.

      Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

      At May 31, 2003, undistributed earnings of certain foreign subsidiaries aggregated $18,815,000 which will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $884,000.

      Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                     May 31,       June 1,
                                                       2003          2002
                                                     -------       -------
                                                         (in thousands)

      Current - Other current assets                 $ 1,828       $ 1,592
      Current - Accrued income taxes                     (63)          (63)
      Noncurrent - Other assets                        1,179         1,492
      Noncurrent - Other noncurrent liabilities         (755)         (604)
                                                     -------       -------

        Net deferred tax asset                       $ 2,189       $ 2,417
                                                     =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

      NOTE I - INCOME TAXES (continued)

            Earnings before income taxes for U.S. and international operations consist of the following:

                                             2003           2002           2001
                                            ------         ------         ------
                                                       (in thousands)

            U.S.                            $1,505         $2,096         $2,395
            International                    2,733            335          1,242
                                            ------         ------         ------

                                            $4,238         $2,431         $3,637
                                            ======         ======         ======

            The Company's consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings before income taxes for the following reasons:

                                                        2003          2002          2001
                                                      -------       -------       -------
                                                                 (in thousands)
            Income tax provision                      $ 1,497       $ 1,846       $   351
            Effect of:
              State income taxes, net of Federal
                tax benefit                               (44)          (44)          (94)
              Research and development credit             118            43            52
              Earnings (losses) of the Puerto
                Rico subsidiary, net of Puerto
                Rico Corporate tax and Tollgate
                tax                                        (6)          (30)           85
              Extraterritorial income exclusion            22            26
              Earnings of the Foreign Sales
                Corporation                                                            11
              Tax-exempt portion of investment
                income                                     57            98           182
              Change in valuation allowance               100           101         1,089
              Utilization of net operating loss
                carryforwards previously not
                given benefit by foreign
                entities                                  259
              Losses of foreign entities
                generating no current tax
                benefit                                  (143)       (1,041)         (353)
              Nondeductible expenses                     (618)         (338)         (254)
              Other                                       199           166           168
                                                      -------       -------       -------

            Income tax provision at statutory
              tax rate of 34%                         $ 1,441       $   827       $ 1,237
                                                      =======       =======       =======

            The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption which expires January 23, 2007. Commonwealth taxes are currently being provided on earnings of the subsidiary.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE I - INCOME TAXES (continued)

      The U.S. Federal income tax returns of the Company through May 31, 1999 have been closed by the Internal Revenue Service.

NOTE J - NOTES PAYABLE

      Notes payable consist of the following:

                                                    May 31,         June 1,
                                                      2003            2002
                                                    -------         -------
                                                         (in thousands)

      Japanese bank
        4.80% note (1)                                $597
        3.425% note (1)                                               $698
                                                      ----            ----

                                                      $597            $698
                                                      ====            ====

      (1) Guaranteed by the Company and collateralized by property and plant having a net carrying value of $782,000 at May 31, 2003.

      The Company's Canadian subsidiary has available $1,461,000 (Canadian $2,000,000) under a line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2003.

      AngioDynamics has available $800,000 under a line of credit with a bank, which is collateralized by substantially all of the assets of AngioDynamics and expires on October 31, 2003.

      During 2003, 2002 and 2001, the weighted average interest rates on short-term debt were 4.68%, 3.30% and 3.14%, respectively.

NOTE K - LONG-TERM DEBT

      Long-term debt consists of the following:

                                                           May 31,    June 1,
                                                             2003       2002
                                                           -------    ------
                                                             (in thousands)

      Industrial Revenue Bonds (1)                          $3,395
      Japanese bank loans, due December 2003 through
        October 2007, with interest rates ranging from
        1.80% through 5.65% (2)                                270      $389
      Other                                                    107       117
                                                            ------      ----

                                                             3,772       506
      Less current maturities                                  302       179
                                                            ------      ----

                                                            $3,470      $327
                                                            ======      ====

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE K - LONG-TERM DEBT (continued)

      (1) In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of May 31, 2003, the advances aggregated $2,702,000 with the remaining proceeds of $798,000 classified as restricted cash. The Bonds mature every seven days and are resold by a Remarketing Agent. The Bonds bear an interest rate based on the market rate on the date the Bonds are resold (1.35% per annum at May 31, 2003) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank for approximately $3,575,000 to support principal and interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

            The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $6,261,000 at May 31, 2003.

            The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The swap agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The swap agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30 day LIBOR repriced every seven days through May 2022. Since the swap agreement is classified as a cash flow hedge, the fair value of $476,000 has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss has been increased by $300,000, net of tax benefit, with no impact on earnings. Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

      (2) Guaranteed by the Company and collateralized by property and plant having a net carrying value of $782,000 at May 31, 2003.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE K - LONG-TERM DEBT (continued)

      At May 31, 2003, future minimum principal payments on long-term debt were as follows:

                                                          (in thousands)

                   2004                                       $  302
                   2005                                          263
                   2006                                          211
                   2007                                          223
                   2008                                          218
                   Thereafter                                  2,555
                                                              ------

                                                              $3,772
                                                              ======

NOTE L - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

      Accrued liabilities consist of the following:

                                                    May 31,        June 1,
                                                      2003           2002
                                                    -------        -------
                                                        (in thousands)

      Payroll and related expenses                   $5,381         $5,877
      Other                                           2,343          1,415
                                                     ------         ------

                                                     $7,724         $7,292
                                                     ======         ======

      Other noncurrent liabilities consist of the following:

                                                    May 31,        June 1,
                                                      2003           2002
                                                    -------        -------
                                                        (in thousands)

      Deferred compensation                          $2,284         $2,073
      Deferred taxes                                    755            604
      Other                                             310            247
                                                     ------         ------

                                                     $3,349         $2,924
                                                     ======         ======

NOTE M - RETIREMENT PLANS

      E-Z-EM, Inc. and its domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion 401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2003, 2002 and 2001, profit-sharing contributions were $760,000, $651,000 and $624,000, respectively, and 401(k) matching contributions were $446,000, $395,000 and $377,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE M - RETIREMENT PLANS (continued)

      E-Z-EM also contributed $43,000, $41,000 and $36,000 in 2003, 2002 and
      2001, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

      E-Z-EM Canada Inc., a wholly-owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2003, 2002 and 2001, contributions were $115,000, $100,000 and $100,000, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

      The Company is committed under non-cancellable operating leases for facilities, automobiles and equipment, including certain facility leases with related parties. During 2003, 2002 and 2001, aggregate rental costs under all operating leases were approximately $2,046,000, $1,816,000 and $1,896,000, respectively, of which approximately $170,000, $203,000 and $209,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 31, 2003, are summarized as follows:

                                                               Related
                                                 Total         party
                                                 leases        leases
                                                 ------        -------
                                                    (in thousands)

                   2004                          $1,207         $ 10
                   2005                           1,198
                   2006                           1,153
                   2007                           1,146
                   2008                             495
                   Thereafter                       699
                                                 ------         ----

                                                 $5,898         $ 10
                                                 ======         ====

      The Company has an employment contract with an executive officer which is cancellable at any time, but provides for severance pay in the event such executive is terminated by the Company without cause, as defined in the contract. Aggregate minimum compensation commitments under this contract at May 31, 2003, and relating to fiscal 2004, is $320,000.

      The Company is presently involved in various claims, legal actions and complaints arising in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE O - COMMON STOCK

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

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE O - COMMON STOCK (continued)

      A summary of the status of the Company's stock option plans as of May 31, 2003, June 1, 2002 and June 2, 2001, and changes for the three years then ended, is presented below:

                                         2003                      2002                      2001
                                 --------------------      --------------------      --------------------
                                            Weighted-                 Weighted-                 Weighted-
                                             average                   average                   average
                                 Shares      exercise      Shares      exercise      Shares      exercise
                                 (000)        price        (000)        price        (000)        price
                                 ------     ---------      ------     ---------      ------     ---------
      1983 Plan
      ---------
      Outstanding at
        beginning of year        1,180        $5.99        1,269        $5.84        1,289        $5.84
      Granted                                                 56        $7.53           25        $5.10
      Exercised                   (113)       $4.97         (127)       $5.23           (9)       $4.50
      Forfeited                    (25)       $5.13          (18)       $5.69          (36)       $5.82
      Expired                      (24)       $5.39
                                 -----                     -----                     -----
      Outstanding at
        end of year              1,018        $6.13        1,180        $5.99        1,269        $5.84
                                 =====                     =====                     =====

      Options exercisable
        at year-end                901        $5.87          907        $5.51          906        $5.22

      Weighted-average
        fair value of
        options granted
        during the year                        None                     $3.61                     $2.32

      1984 Plan
      ---------
      Outstanding at
        beginning of year          242        $5.65          281        $5.41          281        $5.44
      Granted                        9        $8.40            8        $9.00            6        $5.20
      Exercised                    (46)       $4.18          (44)       $4.52
      Forfeited                     (3)       $9.66
      Expired                                                 (3)       $8.07           (6)       $6.86
                                 -----                     -----                     -----
      Outstanding at
        end of year                202        $6.05          242        $5.65          281        $5.41
                                 =====                     =====                     =====

      Options exercisable
        at year-end                186        $5.82          228        $5.55          269        $5.39

      Weighted-average
        fair value of
        options granted
        during the year                       $4.35                     $4.39                     $2.41

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE O - COMMON STOCK (continued)

                                         2003                      2002                      2001
                                 --------------------      --------------------      --------------------
                                            Weighted-                 Weighted-                 Weighted-
                                             average                   average                   average
                                 Shares      exercise      Shares      exercise      Shares      exercise
                                 (000)        price        (000)        price        (000)        price
                                 ------     ---------      ------     ---------      ------     ---------
      1997 Plan
      ---------
      Outstanding at
        beginning of year        139.77       $40,577      132.67       $40,000      136.14       $40,000
      Granted                      3.41       $60,000        7.21       $51,181        1.65       $40,000
      Forfeited                   (1.30)      $40,000        (.11)      $40,000       (5.12)      $40,000
                                 ------                    ------                    ------
      Outstanding at
        end of year              141.88       $41,049      139.77       $40,577      132.67       $40,000
                                 ======                    ======                    ======

      Options exercisable
        at year-end                None                      None                      None

      Weighted-average
        fair value of
        options granted
        during the year                       $36,943                   $32,702                   $25,315

      The following information applies to options outstanding and exercisable at May 31, 2003:

                                      Outstanding                    Exercisable
                          -----------------------------------   --------------------
                                       Weighted-
                           Number       average     Weighted-   Number     Weighted-
                            out-       remaining    average      exer-     average
         Range of         standing      life in     exercise    cisable    exercise
      exercise prices       (000)        years       price       (000)       price
      ---------------     --------    -----------   ---------   -------    ---------
         1983 Plan
         ---------
       $3.66 to $4.90         478         1.50       $ 4.23       462       $ 4.21
       $5.63 to $6.00         146         6.01       $ 5.67       146       $ 5.67
      $8.50 to $10.13         394         6.40       $ 8.61       293       $ 8.59
                           ------                                 ---

                            1,018                                 901
                           ======                                 ===

         1984 Plan
         ---------
       $3.66 to $5.49         121         1.96       $ 4.27       121       $ 4.27
       $5.88 to $8.58          58         4.39       $ 8.06        49       $ 7.99
      $9.00 to $12.49          23         5.18       $10.39        16       $11.00
                           ------                                 ---

                              202                                 186
                           ======                                 ===

         1997 Plan
         ---------
          $40,000          134.43         4.16       $40,000
          $60,000            7.45         9.44       $60,000
                           ------

                           141.88
                           ======

      On May 31, 2003, there remained 554,472, 104,437 and 20.92 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE O - COMMON STOCK (continued)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

                                             2003            2002             2001
                                          -----------     -----------     -----------
      1983 and 1984 Plans
      -------------------
      Expected stock price volatility          50.74%          48.88%          43.87%
      Risk-free interest rate                   2.37%           4.29%           5.14%
      Expected life of options                5 years         5 years         5 years

      1997 Plan
      ---------
      Expected stock price volatility          47.88%          45.87%          45.07%
      Risk-free interest rate                   3.64%           5.42%           5.53%
      Expected life of options            9 1/2 years     9 1/2 years     9 1/2 years

      In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's common stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's common stock may be purchased under the Employee Plan. The Board of Directors in its discretion may terminate the Employee Plan at any time. Unless sooner terminated, the Employee Plan shall terminate at the time that all of the shares of common stock available for offer under the plan have been sold under the plan. During 2003, employees purchased 851 shares, at prices ranging from $7.40 to $8.11 per share. Total proceeds received by the Company approximated $6,000.

      During July 2002, the Company concluded a program to repurchase 500,000 shares of its then Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock were repurchased for approximately $139,000 during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 36,834 shares of common stock for approximately $299,000 during the fourth quarter of fiscal 2003.

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

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE O - COMMON STOCK (continued)

      At June 1, 2002, the outstanding shares of Class A and Class B common stock were 4,002,188 and 5,983,517, respectively (excluding 52,859 shares of Class A common stock and 430,789 shares of Class B common stock held in treasury at June 1, 2002).

NOTE P - RELATED PARTIES

      The Company has split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse), the Company's Chairman of the Board, and Betty K. Meyers, a principal shareholder, which were entered into on May 27, 1998 and May 25, 1998, respectively. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers, a director. Annually, through fiscal 2002, the Company paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under The Sarbanes-Oxley Act of 2002, for fiscal 2003, the Company did not make any payments toward the cost of such policies. Through August 2000, payments made by the Company were subject to repayment with interest payable to the Company annually by the insureds. In August 2000, the arrangements were modified to conform to the Company's other split dollar life insurance arrangements, making subsequent payments non-interest bearing. In May 2002, the Board of Directors approved a resolution to forgive any unpaid interest.

      As a result of the Company's not advancing the cost of the policies, Mr. Stern personally paid the premiums on his policy during fiscal 2003. The Meyers' family did not make similar premium payments and, as a result, the insurance company charged the amount of the premium against the cash surrender value of the Meyers' policy. The aggregate amount of premiums paid by the Company for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by the Company for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by the Company. As a result of the insurance company charging the Meyers' policy for the amount of the unpaid premium, the cash surrender value of the Meyers' policy was reduced to $486,000. Both Howard Stern (including his spouse) and Betty Meyers have committed to repay to the Company any shortfall between the cash surrender value of his or her policy and the aggregate amount of premiums paid by the Company.

      At May 31, 2003 and June 1, 2002, the cash surrender value of such policies aggregated $1,193,000 and $1,026,000, respectively. At May 31, 2003 and June 1, 2002, advances of $1,000,000 are recorded in the consolidated balance sheets under the caption "Other assets".

      The Company's employment contract with Howard S. Stern, the Chairman of the Company's board, expired on November 30, 2001. Effective January 1, 2002, the Company entered into an agreement with Mr. Stern, pursuant to which Mr. Stern has agreed to provide certain services to the Company until December 31, 2004. The Company had agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Company, he is entitled to receive twice the regular fees and

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE P - RELATED PARTIES (continued)

      other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is entitled to receive 36 equal monthly payments of $20,833, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Effective January 1, 2002, the Company extended the exercise period of Mr. Stern's fully vested, expiring stock options. The Company recorded a compensation charge of $173,000 during 2002 in connection with this decision.

      Several other directors provided consulting services to the Company during 2003, 2002 and 2001. Fees for such services were approximately $146,000, $156,000 and $213,000 during 2003, 2002 and 2001, respectively. One such director also serves as trustee for several of the Company's Profit-Sharing and 401(k) Plans. Fees for such services were approximately $15,000 during 2003.

NOTE Q - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products, formerly called the Diagnostic products operating segment, and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. AngioDynamics products include angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system, and drainage products used in the interventional radiology marketplace. The Company's primary business activity is conducted with radiologists and hospitals, located throughout the U.S. and abroad, through numerous distributors. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

      In 2003, sales of E-Z-EM products to SourceOne Healthcare Technologies, Inc. ("SourceOne") represented 23% of total sales. In November 2002, Platinum Equities, LLC completed the acquisitions of Diagnostic Imaging Inc. ("DI") and the Health Care Products division of Phillips Medical Systems, Inc. ("HCP") and merged these distributors under a newly formed subsidiary, SourceOne. In 2002, sales of E-Z-EM products to HCP represented 13% of total sales. In 2001, sales of E-Z-EM products to Marconi Medical Systems, Inc. and DI represented 17% and 12% of total sales, respectively. Approximately 26% of accounts receivable pertained to SourceOne at May 31, 2003. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor. Approximately 19% and 13% of

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE Q - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      accounts receivable pertained to HCP and DI, respectively, at June 1, 2002.

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

      Operating Segments                         2003         2002          2001
      ------------------                       --------    ---------     ---------
                                                         (in thousands)
        Net sales to external customers
          E-Z-EM products                      $ 95,683    $  92,288     $  90,610
          AngioDynamics products                 37,475       29,845        22,676
                                               --------    ---------     ---------

        Total net sales to external
          customers                            $133,158    $ 122,133     $ 113,286
                                               ========    =========     =========

        Intersegment net sales
          E-Z-EM products                                                $       1
          AngioDynamics products               $    959    $   1,045           714
                                               --------    ---------     ---------

        Total intersegment net sales           $    959    $   1,045     $     715
                                               ========    =========     =========

        Interest income (1)
          E-Z-EM products                      $    208    $   1,196     $   1,787
          AngioDynamics products                     38           45            70
          Eliminations                                          (863)         (952)
                                               --------    ---------     ---------

        Total interest income                  $    246    $     378     $     905
                                               ========    =========     =========

        Interest expense (1)
          E-Z-EM products                      $    307    $     273     $     290
          AngioDynamics products                    129          863           952
          Eliminations                                          (863)         (952)
                                               --------    ---------     ---------

        Total interest expense                 $    436    $     273     $     290
                                               ========    =========     =========

        Depreciation and amortization
          E-Z-EM products                      $  2,742    $   2,219     $   2,231
          AngioDynamics products                    653          569           566
                                               --------    ---------     ---------

        Total depreciation and amortization    $  3,395    $   2,788     $   2,797
                                               ========    =========     =========

      (1) Effective June 2, 2002 and for fiscal 2003, E-Z-EM's loans to AngioDynamics are non-interest bearing. For 2002 and 2001, interest charges on such loans were $863,000 and $952,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE Q - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Operating Segments (continued)             2003          2002          2001
      ------------------------------           ---------     ---------     ---------
                                                           (in thousands)
        Income tax provision (benefit)
          E-Z-EM products                      $     428     $   1,285     $   1,864
          AngioDynamics products                   1,069           561        (1,513)
                                               ---------     ---------     ---------

        Total income tax provision             $   1,497     $   1,846     $     351
                                               =========     =========     =========

        Operating profit (loss)
          E-Z-EM products                      $     544     $    (425)    $   3,865
          AngioDynamics products                   3,238         2,389          (290)
          Eliminations                                47           (58)          (50)
                                               ---------     ---------     ---------

        Total operating profit                 $   3,829     $   1,906     $   3,525
                                               =========     =========     =========

        Net earnings (loss) (1)
          E-Z-EM products                      $     616     $    (366)    $   2,993
          AngioDynamics products                   2,078         1,009           343
          Eliminations                                47           (58)          (50)
                                               ---------     ---------     ---------

        Total net earnings                     $   2,741     $     585     $   3,286
                                               =========     =========     =========

        Other significant non-cash items
          E-Z-EM products
            Impairment of long-lived assets    $     116     $   1,312     $   1,016
          AngioDynamics products
            Loss on sale of subsidiary and
              related assets                                                     872
                                               ---------     ---------     ---------

        Total other significant non-cash
          items                                $     116     $   1,312     $   1,888
                                               =========     =========     =========

        Assets
          E-Z-EM products                      $ 112,899     $ 110,421     $ 108,463
          AngioDynamics products                  26,000        20,046        16,782
          Eliminations                           (28,275)      (28,186)      (27,790)
                                               ---------     ---------     ---------

        Total assets                           $ 110,624     $ 102,281     $  97,455
                                               =========     =========     =========

        Capital expenditures
          E-Z-EM products                      $   2,663     $   2,711     $   2,277
          AngioDynamics products                   4,062           682           466
                                               ---------     ---------     ---------

        Total capital expenditures             $   6,725     $   3,393     $   2,743
                                               =========     =========     =========

      (1) Effective June 2, 2002 and for fiscal 2003, E-Z-EM's loans to AngioDynamics were non-interest bearing. For 2002 and 2001, interest charges on such loans were $863,000 and $952,000, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE Q - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

    Net Sales by Major Product Lines
    --------------------------------

      The following table sets forth net sales to external customers by major product lines. Other net sales to external customers primarily include PTA dilation catheters, thrombolytic products, image-guided vascular access products, virtual colonoscopy products, endovascular laser venous system, drainage products and specialty diagnostic tests.

                                            2003        2002        2001
                                          --------    --------    --------
                                                   (in thousands)

      X-Ray Fluoroscopy Products          $ 40,639    $ 42,200    $ 45,959
      CT Imaging Products                   29,932      25,478      21,857
      Angiographic Products and
        Accessories                         13,356      12,542      11,516
      Contract Manufacturing                 9,981      10,196       7,857
      Dialysis Products                      9,368       6,225       3,215
      Accessory Medical Products             9,269       8,719       8,437
      Other                                 20,613      16,773      14,445
                                          --------    --------    --------

                                          $133,158    $122,133    $113,286
                                          ========    ========    ========

    Geographic Areas
    ----------------

      The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

                                        2003          2002          2001
                                     ---------     ---------     ---------
                                                 (in thousands)

      Net sales
        U.S. operations              $ 114,854     $ 105,224     $  96,284
        International operations:
          Canada                        28,968        28,464        24,195
          Other                          9,741         8,745         9,907
        Eliminations                   (20,405)      (20,300)      (17,100)
                                     ---------     ---------     ---------

      Total net sales                $ 133,158     $ 122,133     $ 113,286
                                     =========     =========     =========

      Long-lived assets
        U.S. operations              $  16,460     $  13,290     $  12,580
        International operations:
          Canada                         7,645         6,764         6,627
          Other                          1,075         1,067         2,248
                                     ---------     ---------     ---------

      Total long-lived assets        $  25,180     $  21,121     $  21,455
                                     =========     =========     =========

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations during 2003 and 2002 were as follows:

                                                              2003
                                      --------------------------------------------------
                                        First         Second         Third        Fourth
                                       quarter        quarter       quarter      quarter
                                      --------       --------       -------      -------
                                             (in thousands, except per share data)
      Net sales                       $ 30,280       $ 32,900       $33,093      $36,885
      Gross profit                      12,497         15,072        13,936       16,291
      Net earnings (loss)                 (741)           988           280        2,214
      Earnings (loss) per common
        share
          Basic (1)                       (.07)           .10           .03          .22
          Diluted                         (.07)           .09           .03          .21

                                                              2002
                                      --------------------------------------------------
                                        First         Second         Third        Fourth
                                       quarter        quarter       quarter      quarter
                                      --------       --------       -------      -------
                                             (in thousands, except per share data)
      Net sales                       $ 27,641       $ 30,629       $30,646      $33,217
      Gross profit                      10,670         13,054        12,855       14,706
      Net earnings (loss)                 (112)        (1,167)        1,157          707
      Earnings (loss) per common
        share
          Basic                           (.01)          (.12)          .12          .07
          Diluted (1)                     (.01)          (.12)          .11          .07

      (1) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

NOTE S - SUBSEQUENT EVENTS

      In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company intends to enter into agreements to outsource the affected operations to third-party manufacturers. This operations realignment is part of the Company's global production strategy, a program intended to create a more efficient, flexible and market-driven manufacturing infrastructure. The Company expects the project to take approximately nine months to complete and generate savings beginning in the 2005 fiscal year. Project costs, primarily severance related, are estimated at $1,900,000 and will affect fiscal 2004. No loss is expected on the long-lived assets, principally land and building with a net carrying value of $1,085,000 at May 31, 2003.

                          E-Z-EM, Inc. and Subsidiaries

                    May 31, 2003, June 1, 2002, June 2, 2001

NOTE S - SUBSEQUENT EVENTS (continued)

      In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was payable on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

       Column A               Column B             Column C          Column D        Column E
       --------               --------             --------          --------        --------
                                                  Additions
                                           ----------------------

                                              (1)         (2)
                               Balance                 Charged to                     Balance
                                 at        Charged to     other                       at end
                              beginning     costs and   accounts-   Deductions-         of
     Description              of period     expenses    describe     describe         period
     -----------              ---------    ----------  ----------   -----------       -------
Fifty-two weeks
  ended June 2, 2001

Allowance for
  doubtful accounts ....         $853         $ 88                    $280 (a)        $  661
                                 ====         ====                    ====            ======

Fifty-two weeks
  ended June 1, 2002

Allowance for
  doubtful accounts ....         $661         $221                    $ 34 (a)        $  848
                                 ====         ====                    ====            ======

Fifty-two weeks
  ended May 31, 2003

Allowance for
  doubtful accounts ....         $848         $287                    $109 (a)        $1,026
                                 ====         ====                    ====            ======

(a)   Amounts written off as uncollectible.