Form 10-Q
period 2003-08-30
EZ EM INC
filed 2003-10-14
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2003
                                                ---------------

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

                            Yes |_|           No |X|

As of October 8, 2003, there were 10,261,710 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part 1: Financial Information                                              Page
-----------------------------                                              ----

    Item 1. Financial Statements

       Consolidated Balance Sheets - August 30, 2003 and
         May 31, 2003                                                      3 - 4

       Consolidated Statements of Operations - thirteen weeks
         ended August 30, 2003 and August 31, 2002                             5

       Consolidated Statement of Stockholders' Equity and
         Comprehensive Loss - thirteen weeks ended
         August 30, 2003                                                       6

       Consolidated Statements of Cash Flows - thirteen weeks
         ended August 30, 2003 and August 31, 2002                         7 - 8

       Notes to Consolidated Financial Statements                         9 - 16

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       17 - 25

    Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                               25 - 26

    Item 4. Controls and Procedures                                      26 - 27

Part II: Other Information
--------------------------

    Item 1. Legal Proceedings                                                 28

    Item 2. Changes in Securities and Use of Proceeds                         28

    Item 3. Defaults Upon Senior Securities                                   28

    Item 4. Submission of Matters to a Vote of Security Holders               28

    Item 5. Other Information                                                 28

    Item 6. Exhibits and Reports on Form 8-K                                  28

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       August 30,       May 31,
              ASSETS                                     2003             2003
                                                      -----------      ---------
                                                      (unaudited)      (audited)

CURRENT ASSETS
    Cash and cash equivalents                           $ 10,908       $  9,459
    Restricted cash                                          723            798
    Debt and equity securities, at fair value              5,464          8,506
    Accounts receivable, principally
        trade, net                                        20,726         23,393
    Inventories                                           28,674         28,467
    Other current assets                                   4,839          4,703
                                                        --------       --------

            Total current assets                          71,334         75,326

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                          23,209         23,457

GOODWILL, less accumulated amortization                      416            421

INTANGIBLE ASSETS, less accumulated
    amortization                                           1,239          1,302

DEBT AND EQUITY SECURITIES, at fair value                  2,554          2,171

INVESTMENTS AT COST                                        1,200          1,200

OTHER ASSETS                                               6,639          6,747
                                                        --------       --------

                                                        $106,591       $110,624
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                     August 30,        May 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                2003             2003
                                                    -----------       ---------
                                                    (unaudited)       (audited)

CURRENT LIABILITIES
    Notes payable                                    $     565        $     597
    Current maturities of long-term debt                   296              302
    Accounts payable                                     5,300            6,494
    Accrued liabilities                                  6,999            7,724
    Accrued income taxes                                    90               86
                                                     ---------        ---------

            Total current liabilities                   13,250           15,203

LONG-TERM DEBT, less current maturities                  3,399            3,470

OTHER NONCURRENT LIABILITIES                             3,420            3,349
                                                     ---------        ---------

            Total liabilities                           20,069           22,022
                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
        share - authorized, 1,000,000 shares;
        issued, none
    Common stock, par value $.10 per share -
        authorized, 16,000,000 shares; issued
        and outstanding 10,232,983 shares at
        August 30, 2003 and 10,101,374 shares
        at May 31, 2003 (excluding 45,734 and
        36,834 shares held in treasury at August
        30, 2003 and May 31, 2003, respectively)         1,023            1,010
    Additional paid-in capital                          22,359           21,598
    Retained earnings                                   63,613           66,464
    Accumulated other comprehensive loss                  (473)            (470)
                                                     ---------        ---------

            Total stockholders' equity                  86,522           88,602
                                                     ---------        ---------

                                                     $ 106,591        $ 110,624
                                                     =========        =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        Thirteen weeks ended
                                                     ---------------------------
                                                     August 30,       August 31,
                                                        2003             2002
                                                     ----------       ----------

Net sales                                             $ 33,057         $ 30,280
Cost of goods sold                                      19,088           17,783
                                                      --------         --------

      Gross profit                                      13,969           12,497
                                                      --------         --------

Operating expenses
  Selling and administrative                            11,558           12,027
  Plant closing and operational
    restructuring costs                                    572
  Research and development                               1,804            1,589
                                                      --------         --------

    Total operating expenses                            13,934           13,616
                                                      --------         --------

      Operating profit (loss)                               35           (1,119)

Other income (expense)
  Interest income                                           52               70
  Interest expense                                        (115)             (69)
  Other, net                                                29              316
                                                      --------         --------

      Earnings (loss) before income taxes                    1             (802)

Income tax provision (benefit)                             300              (61)
                                                      --------         --------

      NET LOSS                                        $   (299)        $   (741)
                                                      ========         ========

Loss per common share
  Basic and diluted                                   $   (.03)        $   (.07)
                                                      ========         ========

Weighted average common shares
  Basic and diluted                                     10,162            9,994
                                                      ========         ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                      Thirteen weeks ended August 30, 2003
                                   (unaudited)
                        (in thousands, except share data)

                                                                                         Accumulated
                                          Common stock          Additional                  other                   Compre-
                                     ----------------------      paid-in     Retained   comprehensive               hensive
                                       Shares        Amount      capital     earnings       loss        Total         loss
                                     ----------      ------     ----------   --------   -------------  -------      -------
Balance at May 31, 2003              10,101,374      $1,010      $21,598      $66,464      $(470)      $88,602

Exercise of stock options               140,509          14          616                                   630
Income tax benefits on
  stock options exercised                                            217                                   217
Compensation related to
  stock option plans                                                   1                                     1
Purchase of treasury stock               (8,900)         (1)         (73)                                  (74)
Net loss                                                                         (299)                    (299)      $(299)
Cash dividend ($.25 per
  common share)                                                                (2,552)                  (2,552)
Unrealized holding gain on debt
  and equity securities                                                                      144           144         144
Increase in fair market value
  on interest rate swap                                                                      155           155         155
Foreign currency translation
  adjustments                                                                               (302)         (302)       (302)
                                     ----------      ------      -------      -------      -----       -------       -----

Comprehensive loss                                                                                                   $(302)
                                                                                                                     =====

Balance at August 30, 2003           10,232,983      $1,023      $22,359      $63,613      $(473)      $86,522
                                     ==========      ======      =======      =======      =====       =======

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Thirteen weeks ended
                                                       -------------------------
                                                       August 30,     August 31,
                                                          2003           2002
                                                       ----------     ----------

Cash flows from operating activities:
  Net loss                                              $   (299)      $   (741)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
      Depreciation and amortization                          892            781
      Provision for doubtful accounts                         11            122
      Deferred income tax provision (benefit)                (18)             4
      Other non-cash items                                     1              1
      Changes in operating assets and
        liabilities
          Accounts receivable                              2,656           (404)
          Inventories                                       (207)          (623)
          Other current assets                              (227)          (370)
          Other assets                                      (136)          (308)
          Accounts payable                                (1,194)            27
          Accrued liabilities                               (479)        (1,163)
          Accrued income taxes                               239           (354)
          Other noncurrent liabilities                        75             69
                                                        --------       --------

            Net cash provided by (used in)
              operating activities                         1,314         (2,959)
                                                        --------       --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                          (660)          (834)
  Restricted cash used in investing
    activities                                                75
  Investment at cost                                                       (300)
  Available-for-sale securities
    Purchases                                             (9,657)       (32,467)
    Proceeds from sale                                    12,699         35,196
                                                        --------       --------

      Net cash provided by investing
        activities                                         2,457          1,595
                                                        --------       --------

Cash flows from financing activities:
  Repayments of debt                                        (126)           (56)
  Proceeds from issuance of debt                                             31
  Dividends paid                                          (2,552)
  Proceeds from exercise of stock options                    630            101
  Purchase of treasury stock                                 (74)          (139)
                                                        --------       --------

    Net cash used in financing
      activities                                          (2,122)           (63)
                                                        --------       --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                          Thirteen weeks ended
                                                       -------------------------
                                                       August 30,     August 31,
                                                          2003           2002
                                                       ----------     ----------

Effect of exchange rate changes on
  cash and cash equivalents                             $   (200)      $  (236)
                                                        --------       -------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                   1,449        (1,663)

Cash and cash equivalents
  Beginning of period                                      9,459         8,019
                                                        --------       -------

  End of period                                         $ 10,908       $ 6,356
                                                        ========       =======

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                                          $     59       $    15
                                                        ========       =======

      Income taxes                                      $    304       $   664
                                                        ========       =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of August 30, 2003, the consolidated statement of stockholders' equity and comprehensive loss for the period ended August 30, 2003, and the consolidated statements of operations and cash flows for the periods ended August 30, 2003 and August 31, 2002, have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2003 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive loss, results of operations and cash flows at August 30, 2003 (and for all periods presented) have been made.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2003 Annual Report on Form 10-K filed by the Company on August 29, 2003. The results of operations for the periods ended August 30, 2003 and August 31, 2002 are not necessarily indicative of the operating results for the respective full years.

      The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

NOTE B - STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company's consolidated financial statements. At August 30, 2003, the Company has three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended August 30, 2003 and August 31, 2002, compensation expense of $1,000 was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

      The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                                 Thirteen weeks ended
                                               -----------------------
                                               August 30,   August 31,
                                                 2003         2002
                                               ----------   ----------
                                                    (in thousands)

      Net loss
        As reported                              $(299)       $(741)
        Pro forma                                 (509)        (966)

      Basic and diluted loss per common
        share
          As reported                            $(.03)       $(.07)
          Pro forma                               (.05)        (.10)

NOTE C - EARNINGS PER COMMON SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen weeks ended August 30, 2003 and August 31, 2002, as their effects were anti-dilutive.

      Excluded from the calculation of earnings per common share, are options to purchase 1,078,381 and 1,395,780 shares of common stock at August 30, 2003 and August 31, 2002, respectively, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $3.66 to $12.49 per share at August 30, 2003 and August 31, 2002.

NOTE D - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      As of July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement has had no effect on the Company's financial position or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE D - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments which would require reclassification under SFAS No. 150. Accordingly, the adoption of SFAS No. 150 has had no effect on the Company's financial position or results of operations.

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

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE E - COMPREHENSIVE LOSS

      The components of comprehensive loss, net of related tax, are as follows:

                                                     Thirteen weeks ended
                                                   ------------------------
                                                   August 30,    August 31,
                                                      2003          2002
                                                   ----------    ----------
                                                        (in thousands)

      Net loss                                       $(299)       $  (741)
      Unrealized holding gain (loss) on debt
        and equity securities                          144           (851)
      Increase in fair value on interest
        rate swap                                      155
      Foreign currency translation
        adjustments                                   (302)          (376)
                                                     -----        -------

          Comprehensive loss                         $(302)       $(1,968)
                                                     =====        =======

      The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                                    August 30,     May 31,
                                                       2003          2003
                                                    ----------     -------
                                                         (in thousands)

      Unrealized holding gain on debt
        and equity securities                        $   899        $ 755
      Fair value on interest rate swap                  (145)        (300)
      Cumulative translation adjustments              (1,227)        (925)
                                                     -------        -----

          Accumulated other comprehensive loss       $  (473)       $(470)
                                                     =======        =====

NOTE F - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

      In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company has entered into an agreement to outsource these operations to a third-party manufacturer. This operations realignment is part of the Company's strategic plan of restructuring its operations to achieve greater efficiency. The Company expects the project to be completed in the fourth quarter of fiscal 2004 and generate savings beginning in the 2005 fiscal year. Project costs, primarily severance related, are estimated at $1,900,000 and will affect fiscal 2004. During the thirteen weeks ended August 30, 2003, project costs aggregated $572,000. No loss is expected on the long-lived assets, principally land and building with a net carrying value of $1,076,000 at August 30, 2003.

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE G - INVENTORIES

      Inventories consist of the following:

                                               August 30,          May 31,
                                                  2003               2003
                                               ----------          -------
                                                      (in thousands)

      Finished goods                            $14,828            $15,738
      Work in process                             2,152              1,653
      Raw materials                              11,694             11,076
                                                -------            -------

                                                $28,674            $28,467
                                                =======            =======

NOTE H - LONG-TERM DEBT

      In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of August 30, 2003, the advances aggregated $2,777,000 with the remaining proceeds of $723,000 classified as restricted cash. The Bonds mature every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.03% per annum at August 30, 2003) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank to support the outstanding principal and specified interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

      The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility.

      The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The swap agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The swap agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30 day LIBOR repriced

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE H - LONG-TERM DEBT (continued)

      every seven days through May 2022. Since the swap agreement is classified as a cash flow hedge, the fair value of $229,000 has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss has been increased by $145,000, net of tax benefit, with no impact on earnings (see Note E). Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

NOTE I - COMMON STOCK

      Under the 1983 and 1984 Stock Option Plans, options for 140,509 shares were exercised at prices ranging from $4.22 to $8.58 per share, options for 1,002 shares were forfeited at $5.63 per share, and no options were granted or expired during the thirteen weeks ended August 30, 2003. Under the 1997 AngioDynamics Stock Option Plan, options for .06 shares were forfeited at $40,000 per share, and no options were granted, exercised or expired during the thirteen weeks ended August 30, 2003.

      In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 8,900 shares of common stock for approximately $74,000 during the thirteen weeks ended August 31, 2003. In aggregate, the Company repurchased 45,734 shares of common stock for approximately $373,000 under this program.

      In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

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

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE J - OPERATING SEGMENTS

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. AngioDynamics products include angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system, and drainage products used in the interventional radiology marketplace.

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                    Thirteen weeks ended
                                                 --------------------------
                                                 August 30,      August 31,
                                                    2003            2002
                                                 ----------      ----------
                                                       (in thousands)

      Net sales to external customers
        E-Z-EM products                           $ 22,642        $ 22,183
        AngioDynamics products                      10,415           8,097
                                                  --------        --------

      Total net sales to external customers       $ 33,057        $ 30,280
                                                  ========        ========

      Intersegment net sales
        AngioDynamics products                    $    215        $    231
                                                  --------        --------

      Total intersegment net sales                $    215        $    231
                                                  ========        ========

      Operating profit (loss)
        E-Z-EM products                           $   (936)       $ (1,675)
        AngioDynamics products                         943             560
        Eliminations                                    28              (4)
                                                  --------        --------

      Total operating profit (loss)               $     35        $ (1,119)
                                                  ========        ========

      Net earnings (loss)
        E-Z-EM products                           $   (854)       $ (1,069)
        AngioDynamics products                         527             332
        Eliminations                                    28              (4)
                                                  --------        --------

      Total net loss                              $   (299)       $   (741)
                                                  ========        ========

                          E-Z-EM, Inc. and Subsidiaries

                       August 30, 2003 and August 31, 2002
                                   (unaudited)

NOTE J - OPERATING SEGMENTS (continued)

                                              August 30,         May 31,
                                                 2003              2003
                                              ----------        ---------
                                                     (in thousands)

      Assets
        E-Z-EM products                       $ 108,896         $ 112,899
        AngioDynamics products                   25,745            26,000
        Eliminations                            (28,050)          (28,275)
                                              ---------         ---------

      Total assets                            $ 106,591         $ 110,624
                                              =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. In some cases, forward-looking statements may be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", "predicts", "potential", "continue" or variations of such terms or similar expressions. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Results of Operations
---------------------

The Company's quarters ended August 30, 2003 and August 31, 2002 both represent thirteen weeks.

Segment Overview
----------------

The Company operates in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The AngioDynamics operating segment includes angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system, and drainage products used in the interventional radiology marketplace.

The following table sets forth certain financial information with respect to the Company's operating segments:

                                     E-Z-EM      AngioDynamics    Eliminations      Total
                                     ------      -------------    ------------      -----
                                                         (in thousands)
Quarter ended August 30, 2003
-----------------------------

  Unaffiliated customer sales       $ 22,642        $10,415             --        $ 33,057
  Intersegment sales                      --            215          ($215)             --
  Gross profit                         8,406          5,535             28          13,969
  Operating profit (loss)               (936)           943             28              35

Quarter ended August 31, 2002
-----------------------------

  Unaffiliated customer sales       $ 22,183        $ 8,097             --        $ 30,280
  Intersegment sales                      --            231          ($231)             --
  Gross profit (loss)                  8,333          4,168             (4)         12,497
  Operating profit (loss)             (1,675)           560             (4)         (1,119)

E-Z-EM Products

E-Z-EM segment operating losses for the current quarter decreased by $739,000. Both the current quarter and the comparable quarter of the prior year included charges for restructuring and repositioning the Company. The current quarter included $572,000 in plant closing and operational restructuring costs related to the planned closure of the Company's device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York. After the realignment, the Company will maintain three core manufacturing sites; Westbury, New York and Montreal, Canada for its E-Z-EM segment and Queensbury, New York for its AngioDynamics segment. An expected charge to earnings of $1,900,000 (inclusive of the $572,000 charge for the first quarter), mainly severance related, will be recorded in the current year as a result of this program. Included in the comparable period of last year were $582,000 in costs associated with the Company's recapitalization, which was completed in the second quarter.

Excluding the effect of the planned closure of the Company's device manufacturing facility in San Lorenzo, Puerto Rico and its heat-sealing operation in Westbury, New York, and the recapitalization costs, E-Z-EM segment operating losses decreased by $729,000 due to decreased operating expenses and slightly higher gross profit. Net sales increased 2%, or $459,000, due primarily to increased sales of CT imaging contrast products, particularly the Company's CT Smoothie lines, and CT injector systems totaling $913,000, partially offset by decreased sales of contract manufacturing products of $555,000, due to the rescheduling of some shipments by two major customers. Price increases had minimal effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, decreased to 37% for the current quarter, from 38% for the comparable quarter of the prior year, due primarily to increased raw material costs and unfavorable changes in sales product mix, partially offset by decreased freight costs affecting the Company's Westbury operations. Excluding the aforementioned plant closing and recapitalization costs, operating expenses decreased $656,000 due to decreased selling and marketing promotional activities and decreased severance costs of $372,000.

AngioDynamics Products

AngioDynamics segment operating profit improved by $383,000 in the current quarter due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 29%, or $2,318,000, due primarily to the introduction of new products in the prior year and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products included the Dura-Flow(TM) Chronic Dialysis catheter and the Endovascular Laser Venous System for the treatment of varicose veins. Price increases had minimal effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, improved to 52% for the current quarter, from 50% for the comparable quarter of the prior year. This improvement was due primarily to decreased freight costs and improved manufacturing efficiencies, resulting from a redesign of the production lines made possible by the recent expansion of the Company's Queensbury, New York facility. Operating expenses increased $984,000 due, in large part, to the continued expansion of the domestic sales force, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended August 30, 2003, the Company reported a net loss of $299,000, or ($.03) per common share on both a basic and diluted basis, as compared to a net loss of $741,000, or ($.07) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales in both the E-Z-EM and AngioDynamics segments, improved gross profit in the AngioDynamics segment and decreased operating expenses in the E-Z-EM segment, partially offset by increased operating expenses in the AngioDynamics segment. Results for the current quarter included $572,000, or $.05 per basic share, in plant closing and operational restructuring costs related to the planned closure of the Company's device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York. Results for the comparative period of last year included $582,000 in costs associated with the Company's common stock recapitalization, which increased net losses for that quarter by $.06 per basic share.

Net sales for the quarter ended August 30, 2003 increased 9%, or $2,777,000, as compared to the quarter ended August 31, 2002, due to increased sales of AngioDynamics products of $2,318,000 and E-Z-EM products of $459,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., decreased 4%, or $314,000, for the current quarter from the comparable period of last year due primarily to decreased sales of contract manufacturing products of $555,000, partially offset by increased sales of X-ray fluoroscopy products of $154,000.

Gross profit, expressed as a percentage of net sales, improved to 42% for the current quarter from 41% for the comparable quarter of the prior year due to improved gross profit in the AngioDynamics segment, partially offset by reduced gross profit as a percentage of net sales in the E-Z-EM segment, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $11,558,000 for the quarter ended August 30, 2003 compared to $12,027,000 for the quarter ended August 31, 2002. This decrease of $469,000, or 4%, was due to decreased E-Z-EM S&A expenses of $1,275,000, partially offset by increased AngioDynamics S&A expenses of $806,000. Decreased E-Z-EM S&A expenses can be attributed to: i) costs associated with the Company's common stock recapitalization of $582,000 in the comparable period of the prior year; ii) decreased selling and marketing promotional activities; and iii) decreased severance costs of $372,000. Increased AngioDynamics S&A expenses resulted, in large part, from the continued expansion of its domestic sales force and investment in new product introductions.

Research and development ("R&D") expenditures remained at 5% of net sales and increased 14% for the current quarter to $1,804,000 from $1,589,000 for the comparable quarter of the prior year due primarily to increased spending relating to AngioDynamics projects of $178,000. Of the R&D expenditures for the current quarter, approximately 42% relate to AngioDynamics projects, 30% to X-ray fluoroscopy and CT imaging projects, 17% to general regulatory costs, 5% to virtual colonoscopy projects, 5% to accessory medical products and devices and 1% to other projects. R&D expenditures are expected to continue at approximately current levels.

Other income, net of other expenses, totaled $34,000 of expense for the current quarter compared to $317,000 of income for the comparable period of last year. This change was due to a decline in foreign currency exchange gains of $312,000 and increased interest expense of $46,000, resulting from the financing of the AngioDynamics facility expansion.

For the quarter ended August 30, 2003, the Company reported an income tax provision of $300,000 against earnings before income taxes of $1,000, due primarily to: i) losses incurred at the Company's Puerto Rican subsidiary, which are subject to lower tax rates; ii) non-deductible expenses; and iii) the fact that the Company did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since it is more likely than not that such benefits will not be realized. The losses incurred at the Company's Puerto Rican subsidiary resulted from the plan to close this facility and to outsource these operations. For the quarter ended August 31, 2002, the Company's unusually low effective tax benefit rate of 8% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, primarily related to the Company's common stock recapitalization.

Liquidity and Capital Resources
-------------------------------

For the quarter ended August 30, 2003, cash dividends, capital expenditures, repayments of debt, the purchase of treasury stock and working capital were funded by cash provided by operations and cash reserves. The Company's policy has generally been to fund operations and capital requirements without incurring significant debt. However, the Company did elect to finance the AngioDynamics facility expansion. At August 30, 2003, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,260,000 (including $3,360,000 relating to the financing of the AngioDynamics facility expansion), as compared to $4,369,000 at May 31, 2003. The Company has available $2,244,000 under two bank lines of credit, of which no amounts were outstanding at August 30, 2003.

At August 30, 2003, approximately $16,372,000, or 15%, of the Company's assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.38 to 1, with working capital of $58,084,000, at August 30, 2003, compared to a current ratio of 4.95 to 1, with working capital of $60,123,000, at May 31, 2003. The Company believes that its cash reserves as of August 30, 2003, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet its current obligations for the next 12 months.

During fiscal 2003, the Company began the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, as of August 30, 2003, had expended approximately $3,140,000 on this project. The Company expects this expansion to cost approximately $3,500,000. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a bank (the "Bank") and the Company. As of August 30, 2003, the advances aggregated $2,777,000 with the remaining proceeds of $723,000 classified as restricted cash. The Bonds mature every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the bonds are resold (1.03% per annum at August 30, 2003) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. The Company entered into an interest rate swap with the Bank to convert the variable interest rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 8,900 shares of common stock for approximately $74,000 during the quarter ended August 31, 2003. In aggregate, the Company has repurchased 45,734 shares of common stock for approximately $373,000 under this program.

In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the Company's fiscal 2003 Annual Report on Form 10-K. While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition - The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and
(4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon management judgments and, should conditions change in the future and cause management to determine this criterion is not met, the Company's recognized results may be affected. The Company recognizes revenue as products are shipped and title passes to customers. Shipping and credit terms are negotiated on a customer by customer basis. Products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. All customer returns must be pre-approved by the Company. The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $300,000 at August 30, 2003. Service costs are expensed as incurred.

Accounts Receivable - Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of its current credit information. The Company continuously monitors agings, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company's historical experience and any specific customer collection issues that have been identified. While credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. Concentration risk exists relative to the Company's accounts receivable, as 25% of the Company's total accounts receivable balance at August 30, 2003 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the distributor's consistent payment history.

Income Taxes - In preparing the Company's financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability (based primarily on the Company's ability to generate future taxable income), and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of earnings. If actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted.

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

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

As of July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement has had no effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that would require reclassification under SFAS No.
150. Accordingly, the adoption of SFAS No. 150 has had no effect on the Company's financial position or results of operations.

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

Risk Factors
------------

The risks described below are not the only ones facing the Company. The Company's business is also subject to the risks that affect many other companies in its industry, such as competition, technology, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations and international operations. Additional risks not currently known to management or that it believes are immaterial also may impair the Company's business operations and its liquidity.

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

The Company's products require regulatory approval, which can be expensive and time-consuming, and may not be granted

The Company's products are subject to extensive regulation in the U.S. by the Food & Drug Administration ("FDA"), as well as certain state authorities. Similar regulatory oversight is in place in foreign markets where the Company operates. The Company must obtain specific approval or clearance from the FDA and respective foreign regulatory bodies before it can market products in these markets. The process of obtaining such approvals or clearances can be onerous and costly, requiring the Company to demonstrate the safety and efficacy of new products. There can be no assurance that all approvals and clearances sought by the Company will be granted on a timely basis, if at all. The Company is presently awaiting 510(k) market clearance from the FDA for several line extension and next generation medical devices.

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

Pricing flexibility is further constrained by the formation of large Group Purchasing Organizations ("GPO" or "GPOs") - combinations of hospitals and other large customers to combine purchasing power. Due to the multi-year term of typical GPO contracts, the Company's ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs' enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with the Company's market competitors, which exclude the Company, and other GPOs may do so in the future. In many cases, the Company has continued to sell to individual members of these GPOs on a direct basis, by lowering its pricing. While the Company continues to sell to individual members of these GPOs on a direct basis, the contracts, if enforced against the GPO members, may adversely affect the Company's sales in the future.

The adoption rate of Virtual Colonoscopy as a screening modality for colon cancer has been slower than anticipated

The Company's growth strategy involves investing a portion of its financial, management and other resources on the further development of a unique product set for use in Virtual Colonoscopy. However, to date, the adoption rate of Virtual Colonoscopy as a screening modality for colon cancer has been slower than anticipated. The Company believes this is principally due to the present lack of private and public reimbursement standards for Virtual Colonoscopy screening. Additionally, the American Cancer Society ("ACS") has not yet included Virtual Colonoscopy in its published screening guidelines for colon cancer, believing the evidence to do so is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the Virtual Colonoscopy market and the Company's position in it.

The market potential for Reactive Skin Decontamination Lotion is uncertain

The market potential for Reactive Skin Decontamination Lotion ("RSDL"), a product for which the Company has exclusive manufacturing rights, is subject to a number of uncertainties. One factor is the nature of the military procurement process itself -- a lengthy bureaucratic process that often requires product modifications before substantial orders are placed. Another factor is uncertainty surrounding the threat from chemical weapons as instruments of terror, making it difficult to quantify the potential of the civilian emergency service organization market. These and other factors may have an impact on RSDL sales in the future.

The Company's success will be increasingly dependent on the development, manufacturing and marketing of new products

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

A significant part of the Company's business is dependent on its intellectual property

The Company's continued ability to market and further develop its EmpowerCT(R) injector system - a product important to its continued growth and the only CT injector on the market to include patented EDA(TM) technology designed to aid in the detection of contrast extravasations - is dependent on the Company's ability to protect its patent rights in the product. The CT injector market is characterized by strong intellectual property ("IP") positions and aggressive IP protection strategies among all principal competitors. These factors combine to make the introduction of new differentiating technology and other product enhancements a slow and costly process. The Company continues to take what it believes to be appropriate measures to protect its IP position in this area, but challenges to its patents and copyrights can not be discounted.

The Company holds a number of other issued U.S. and foreign patents and has filed a number of U.S. and counterpart patent applications in other countries. There can be no assurance that the Company's U.S. and foreign issued patents or patent applications will offer any protection or that they will not be challenged, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. While the

Company entered into an interest rate swap with a bank to limit its exposure to interest rate change market risk on its variable interest rate financing, it does not currently engage in any other hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2003 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at August 30, 2003, the Company's assets and liabilities would increase or decrease by $2,864,000 and $398,000, respectively, and the Company's net sales and net losses would increase or decrease by $2,000,000 and $40,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at August 30, 2003, pre-tax earnings would be favorably or unfavorably impacted by approximately $367,000 on an annual basis.

Interest Rate Risk
------------------

The Company is exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $5,410,000. The bonds bear interest at a floating rate established weekly. For the quarter ended August 30, 2003, the after-tax interest rate on the bonds approximated 1.0%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $54,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $900,000 at August 30, 2003, a change in interest rates would not materially impact results of operations or financial position. At August 30, 2003, the Company maintained variable interest rate financing of approximately $3,360,000 in connection with the AngioDynamics facility expansion and has limited its exposure to interest rate change market risk by entering into an interest rate swap agreement with a bank.

Item 4. Controls and Procedures
        -----------------------

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company (including its consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended August 30, 2003.

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

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
    --------

No.                           Description                                Page
---                           -----------                                ----

 3.1  Restated Certificate of Incorporation of the Registrant, as
      amended                                                             (a)

 3.2  Bylaws of the Registrant, as amended                                (b)

31.1  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (Anthony A. Lombardo)                                               31

31.2  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (Dennis J. Curtin)                                                  32

32.1  Certification pursuant to Title 18, United States Code,
      Section 1350 as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)                    33

32.2  Certification pursuant to Title 18, United States Code,
      Section 1350 as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                       34

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

(b) Reports on Form 8-K
    -------------------

The following reports on Form 8-K were filed during the quarter ended August 30, 2003:

The Company filed a Form 8-K dated August 13, 2003 reporting information under "Item 7. Financial Statements and Exhibits" and "Item 12. Results of Operations and Financial Condition" announcing its results of operations for the quarter ended August 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        E-Z-EM, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date October 13, 2003                   /s/ Anthony A. Lombardo
     ----------------                   ----------------------------------------
                                        Anthony A. Lombardo, President,
                                        Chief Executive Officer and Director


Date October 13, 2003                   /s/ Dennis J. Curtin
     ----------------                   ----------------------------------------
                                        Dennis J. Curtin, Senior Vice
                                        President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)