Form 10-Q
period 2003-11-29
EZ EM INC
filed 2004-01-12
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 2003
                                               -----------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

                              Yes |_|       No |X|

As of January 8, 2004, there were 10,303,153 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part 1: Financial Information                                             Page
------- ---------------------                                             ----

    Item 1.  Financial Statements

       Consolidated Balance Sheets - November 29, 2003 and
          May 31, 2003                                                    3 - 4

       Consolidated Statements of Earnings - thirteen and twenty-
          six weeks ended November 29, 2003 and November 30, 2002           5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - twenty-six weeks ended
          November 29, 2003                                                 6

       Consolidated Statements of Cash Flows - twenty-six weeks
          ended November 29, 2003 and November 30, 2002                   7 - 8

       Notes to Consolidated Financial Statements                        9 - 17

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      18 - 29

    Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                              29 - 30

    Item 4.  Controls and Procedures                                       30

Part II: Other Information
-------- -----------------

    Item 1.  Legal Proceedings                                             31

    Item 2.  Changes in Securities and Use of Proceeds                     31

    Item 3.  Defaults Upon Senior Securities                               31

    Item 4.  Submission of Matters to a Vote of Security Holders           32

    Item 5.  Other Information                                             32

    Item 6.  Exhibits and Reports on Form 8-K                            32 - 33

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       November 29,      May 31,
                 ASSETS                                    2003           2003
                                                         --------       --------
                                                        (unaudited)    (audited)

CURRENT ASSETS
    Cash and cash equivalents                            $ 10,086       $  9,459
    Restricted cash                                           220            798
    Debt and equity securities, at fair value               5,952          8,506
    Accounts receivable, principally
       trade, net                                          25,370         23,393
    Inventories                                            30,662         28,467
    Other current assets                                    4,723          4,703
                                                         --------       --------

          Total current assets                             77,013         75,326

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                           24,322         23,457

GOODWILL, less accumulated amortization                       444            421

INTANGIBLE ASSETS, less accumulated
    amortization                                            1,175          1,302

DEBT AND EQUITY SECURITIES, at fair value                   3,743          2,171

INVESTMENTS AT COST                                         1,200          1,200

OTHER ASSETS                                                6,928          6,747
                                                         --------       --------

                                                         $114,825       $110,624
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                     November 29,      May 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY              2003           2003
                                                       --------       ---------
                                                      (unaudited)     (audited)

CURRENT LIABILITIES
    Notes payable                                      $    554       $     597
    Current maturities of long-term debt                    284             302
    Accounts payable                                      6,407           6,494
    Accrued liabilities                                   8,522           7,724
    Accrued income taxes                                    434              86
                                                       --------       ---------

          Total current liabilities                      16,201          15,203

LONG-TERM DEBT, less current maturities                   3,342           3,470

OTHER NONCURRENT LIABILITIES                              3,502           3,349
                                                       --------       ---------

          Total liabilities                              23,045          22,022
                                                       --------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued
       and outstanding 10,299,582 shares at
       November 29, 2003 and 10,101,374 shares
       at May 31, 2003 (excluding 74,234 and
       36,834 shares held in treasury at November
       29, 2003 and May 31, 2003, respectively)           1,030           1,010
    Additional paid-in capital                           22,750          21,598
    Retained earnings                                    65,382          66,464
    Accumulated other comprehensive income (loss)         2,618            (470)
                                                       --------       ---------

          Total stockholders' equity                     91,780          88,602
                                                       --------       ---------

                                                       $114,825       $ 110,624
                                                       ========       =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                     (in thousands, except per share data)

                                        Thirteen weeks ended           Twenty-six weeks ended
                                    ----------------------------    ----------------------------
                                    November 29,    November 30,    November 29,    November 30,
                                        2003            2002            2003            2002
                                      --------        --------        --------        --------
Net sales                             $ 36,938        $ 32,900        $ 69,995        $ 63,180
Cost of goods sold                      20,389          17,828          39,477          35,611
                                      --------        --------        --------        --------

      Gross profit                      16,549          15,072          30,518          27,569
                                      --------        --------        --------        --------

Operating expenses
  Selling and administrative            11,589          11,789          23,147          23,816
  Asset impairment and facility
    closing costs                                          116                             116
  Plant closing and operational
    restructuring costs                    628                           1,200
  Research and development               1,998           1,658           3,802           3,247
                                      --------        --------        --------        --------

    Total operating expenses            14,215          13,563          28,149          27,179
                                      --------        --------        --------        --------

      Operating profit                   2,334           1,509           2,369             390

Other income (expense)
  Interest income                           46              65              98             135
  Interest expense                        (118)           (118)           (233)           (187)
  Other, net                               521             150             550             466
                                      --------        --------        --------        --------

      Earnings before income
        taxes                            2,783           1,606           2,784             804

Income tax provision                     1,014             618           1,314             557
                                      --------        --------        --------        --------

      NET EARNINGS                    $  1,769        $    988        $  1,470        $    247
                                      ========        ========        ========        ========

Earnings per common share
  Basic                               $    .17        $    .10        $    .14        $    .02
                                      ========        ========        ========        ========

  Diluted                             $    .17        $    .09        $    .14        $    .02
                                      ========        ========        ========        ========

Weighted average common shares
  Basic                                 10,272          10,017          10,217          10,005
                                      ========        ========        ========        ========

  Diluted                               10,545          10,406          10,475          10,403
                                      ========        ========        ========        ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Twenty-six weeks ended November 29, 2003
                                   (unaudited)
                        (in thousands, except share data)

                                                                                              Accumulated
                                            Common stock           Additional                    other                     Compre-
                                      ------------------------      paid-in       Retained   comprehensive                 hensive
                                        Shares         Amount       capital       earnings   income (loss)     Total       income
                                      ----------       ------      ----------     --------   -------------   --------      -------
Balance at May 31, 2003               10,101,374       $1,010       $21,598       $66,464       $ (470)      $ 88,602

Exercise of stock options                226,608           23         1,052                                     1,075
Income tax benefits on
  stock options exercised                                               404                                       404
Compensation related to
  stock option plans                                                      2                                         2
Issuance of stock                          9,000            1           107                                       108
Purchase of treasury stock               (37,400)          (4)         (413)                                     (417)
Net earnings                                                                        1,470                       1,470      $1,470
Cash dividend ($.25 per
  common share)                                                                    (2,552)                     (2,552)
Unrealized holding gain on debt
  and equity securities
    Arising during the period                                                                    1,822          1,822       1,822
    Reclassification adjustment
      for gains included in
      net earnings                                                                                (212)          (212)       (212)
Increase in fair market value
  on interest rate swap                                                                            131            131         131
Foreign currency translation
  adjustments                                                                                    1,347          1,347       1,347
                                      ----------       ------       -------       -------       ------       --------      ------

Comprehensive income                                                                                                       $4,558
                                                                                                                           ======

Balance at November 29, 2003          10,299,582       $1,030       $22,750       $65,382       $2,618       $ 91,780
                                      ==========       ======       =======       =======       ======       ========

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                       Twenty-six weeks ended
                                                     ---------------------------
                                                     November 29,   November 30,
                                                        2003            2002
                                                      --------        --------

Cash flows from operating activities:
  Net earnings                                        $  1,470        $    247
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities
      Depreciation and amortization                      1,792           1,599
      Impairment of long-lived assets                                      116
      Gain on sale of investments                         (336)
      Provision for doubtful accounts                       67             164
      Deferred income tax provision (benefit)              (34)              3
      Other non-cash items                                 110              65
      Changes in operating assets and
        liabilities
          Accounts receivable                           (2,044)         (4,163)
          Inventories                                   (2,195)         (1,677)
          Other current assets                             (97)           (223)
          Other assets                                    (306)           (480)
          Accounts payable                                 (87)           (160)
          Accrued liabilities                            1,006            (249)
          Accrued income taxes                             786            (142)
          Other noncurrent liabilities                      93             119
                                                      --------        --------

            Net cash provided by (used in)
              operating activities                         225          (4,781)
                                                      --------        --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                      (2,053)         (3,110)
  Restricted cash used in investing
    activities                                             578          (2,447)
  Investment at cost                                                      (300)
  Available-for-sale securities
    Purchases                                          (13,622)        (62,247)
    Proceeds from sale                                  16,694          66,960
                                                      --------        --------

      Net cash provided by (used in)
        investing activities                             1,597          (1,144)
                                                      --------        --------

Cash flows from financing activities:
  Proceeds from issuance of debt                                         3,531
  Repayments of debt                                      (258)           (167)
  Dividends paid                                        (2,552)
  Proceeds from exercise of stock options                1,075             395
  Purchase of treasury stock                              (417)           (139)
                                                      --------        --------

    Net cash provided by (used in)
      financing activities                              (2,152)          3,620
                                                      --------        --------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                       Twenty-six weeks ended
                                                     ---------------------------
                                                     November 29,   November 30,
                                                          2003          2002
                                                        -------       -------

Effect of exchange rate changes on
  cash and cash equivalents                             $   957       $  (367)
                                                        -------       -------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                    627        (2,672)

Cash and cash equivalents
  Beginning of period                                     9,459         8,019
                                                        -------       -------

  End of period                                         $10,086       $ 5,347
                                                        =======       =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                          $   126       $    81
                                                        -------       =======

      Income taxes                                      $   586       $   943
                                                        =======       =======

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of November 29, 2003, the consolidated statement of stockholders' equity and comprehensive income for the period ended November 29, 2003, and the consolidated statements of earnings and cash flows for the periods ended November 29, 2003 and November 30, 2002, have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2003 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at November 29, 2003 (and for all periods presented) have been made.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2003 Annual Report on Form 10-K filed by the Company on August 29, 2003. The results of operations for the periods ended November 29, 2003 and November 30, 2002 are not necessarily indicative of the operating results for the respective full years.

      The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

NOTE B - STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company's consolidated financial statements. At November 29, 2003, the Company has three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During each of the thirteen weeks ended November 29, 2003 and November 30, 2002, compensation expense of $1,000 was recognized under these plans for options granted to consultants. During each of the twenty-six weeks ended November 29, 2003 and November 30, 2002, compensation expense of $2,000 was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                         Thirteen weeks ended          Twenty-six weeks ended
                                      ---------------------------   ---------------------------
                                      November 29,   November 30,   November 29,   November 30,
                                          2003           2002           2003           2002
                                        --------       --------       --------       --------
                                                            (in thousands)
      Net earnings, as reported         $  1,769       $    988       $  1,470       $    247
      Deduct: Total stock-based
        employee compensation
        expense determined under
        the fair value based
        method for all awards               (213)          (226)          (424)          (451)
                                        --------       --------       --------       --------

      Pro forma net earnings
        (loss)                          $  1,556       $    762       $  1,046       $   (204)
                                        ========       ========       ========       ========

      Earnings (loss) per common
        share
          Basic - as reported           $    .17       $    .10       $    .14       $    .02
                                        ========       ========       ========       ========
          Basic - pro forma             $    .15       $    .08       $    .10       $   (.02)
                                        ========       ========       ========       ========

          Diluted - as reported         $    .17       $    .09       $    .14       $    .02
                                        ========       ========       ========       ========
          Diluted - pro forma           $    .15       $    .07       $    .10       $   (.02)
                                        ========       ========       ========       ========

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

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                         Thirteen weeks ended             Twenty-six weeks ended
                                    -----------------------------     -----------------------------
                                    November 29,     November 30,     November 29,     November 30,
                                        2003             2002             2003             2002
                                       ------           ------           ------           ------
                                                             (in thousands)
      Basic                            10,272           10,017           10,217           10,005
      Effect of dilutive
        securities (stock options)        273              389              258              398
                                       ------           ------           ------           ------

      Diluted                          10,545           10,406           10,475           10,403
                                       ======           ======           ======           ======

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE C - EARNINGS PER COMMON SHARE (continued)

      Excluded from the calculation of earnings per common share, are options to purchase 5,305 shares of common stock for the thirteen and twenty-six weeks ended November 29, 2003 and options to purchase 452,155 shares of common stock for the thirteen and twenty-six weeks ended November 30, 2002, as their inclusion would be anti-dilutive. The exercise price on the excluded options was $12.49 per share at November 29, 2003 and the range of exercise prices on the excluded options was $8.50 to $12.49 per share at November 30, 2002.

NOTE D - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      As of July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement has had no current effect on the Company's financial position or results of operations.

      As of August 31, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 has had no current effect on the Company's financial position or results of operations.

      As of August 31, 2003, the Company adopted FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of FIN No. 46 has had no current effect on the Company's consolidated financial condition or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE D - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

      As of August 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. The adoption of EITF 00-21 has had no current effect on the Company's financial position and results of operations.

NOTE E - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of related tax, are as follows:

                                             Thirteen weeks ended             Twenty-six weeks ended
                                         ----------------------------     -----------------------------
                                         November 29,    November 30,     November 29,     November 30,
                                             2003            2002             2003             2002
                                            -------          -----          -------          -------
                                                                 (in thousands)
      Net earnings                          $ 1,769          $ 988          $ 1,470          $   247
      Unrealized holding gain
        (loss) on debt and equity
        securities
          Arising during the period           1,678             93            1,822             (758)
          Reclassification
            adjustment for gains
            included in net
            earnings                           (212)                           (212)
      Increase (decrease) in fair
        value on interest rate swap             (24)          (172)             131             (172)
      Foreign currency translation
        adjustments                           1,649           (136)           1,347             (512)
                                            -------          -----          -------          -------

            Comprehensive income
              (loss)                        $ 4,860          $ 773          $ 4,558          $(1,195)
                                            =======          =====          =======          =======

      The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                       November 29,      May 31,
                                                           2003            2003
                                                         -------          -----
                                                              (in thousands)

      Unrealized holding gain on debt
        and equity securities                            $ 2,365          $ 755
      Fair value on interest rate swap                      (169)          (300)
      Cumulative translation adjustments                     422           (925)
                                                         -------          -----

          Accumulated other comprehensive income         $ 2,618          $(470)
            (loss)                                       =======          =====

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE F - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

      In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company has entered into an agreement to outsource these operations to a third-party manufacturer. This realignment is part of the Company's strategic plan of restructuring its operations to achieve greater efficiency. The Company expects the project to be completed in the fourth quarter of fiscal 2004 and generate savings beginning in the 2005 fiscal year. Project costs, primarily severance related, are estimated at $1,900,000 and will affect fiscal 2004. During the thirteen and twenty-six weeks ended November 29, 2003, project costs aggregated $628,000 and $1,200,000, respectively. No loss is expected on the long-lived assets, principally land and building with a net carrying value of $1,067,000 at November 29, 2003.

NOTE G - INVENTORIES

      Inventories consist of the following:

                                             November 29,          May 31,
                                                 2003                2003
                                               -------             -------
                                                     (in thousands)

      Finished goods                           $16,008             $15,738
      Work in process                            2,715               1,653
      Raw materials                             11,939              11,076
                                               -------             -------

                                               $30,662             $28,467
                                               =======             =======

NOTE H - LONG-TERM DEBT

      In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of November 29, 2003, the advances aggregated $3,280,000 with the remaining proceeds of $220,000 classified as restricted cash. The Bonds re-price every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.30% per annum at November 29, 2003) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 to support outstanding principal and certain interest payments of the Bonds and

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE H - LONG-TERM DEBT (continued)

      requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

      The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility.

      The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The swap agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The swap agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30 day LIBOR repriced every seven days through May 2022. Since the swap agreement is classified as a cash flow hedge, the fair value of $268,000 has been recorded as a component of accrued liabilities, and accumulated other comprehensive income has been decreased by $169,000, net of tax benefit, with no impact on earnings (see Note E). Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

NOTE I - COMMON STOCK

      Under the 1983 and 1984 Stock Option Plans, options for 226,608 shares were exercised at prices ranging from $4.22 to $8.58 per share, options for 1,505 shares were forfeited at $5.63 per share, and no options were granted or expired during the twenty-six weeks ended November 29, 2003. Under the 1997 AngioDynamics Stock Option Plan, options for 3.58 shares were granted at $60,000 per share, options for .11 shares were forfeited at $40,000 per share, and no options were exercised or expired during the twenty-six weeks ended November 29, 2003.

      In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 37,400 shares of common stock for approximately $417,000 during the twenty-six weeks ended November 29, 2003. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE I - COMMON STOCK (continued)

      In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

      On October 22, 2002, the Company completed its plan to combine its two former classes of common stock (Class A and Class B) into a single, newly created class of common stock. The transaction was effected by merging a newly formed subsidiary into E-Z-EM, with E-Z-EM continuing as the surviving corporation in the merger. As a result of this merger: each outstanding Class A share and each outstanding Class B share was converted into one share of a newly created class of common stock of the Company; the super-majority voting requirements contained in the Company's certificate of incorporation, relating to the former Class A shares, were eliminated and are not applicable to the Company's new class of common stock; each holder of common stock now has one vote per share; and all matters brought before the stockholders of the Company, other than the removal of directors, are now determined by a majority vote.

NOTE J - OPERATING SEGMENTS

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. AngioDynamics products include angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system, and drainage products used in minimally invasive image-guided therapeutic procedures to treat peripheral vascular disease and other non-coronary disease.

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE J - OPERATING SEGMENTS (continued)

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                                Thirteen weeks ended               Twenty-six weeks ended
                                           ------------------------------     -------------------------------
                                           November 29,      November 30,     November 29,       November 30,
                                               2003             2002              2003               2002
                                             --------          -------         ---------          ---------
                                                                    (in thousands)
        Net sales to external
        customers
          E-Z-EM products                    $ 25,287          $24,328         $  47,929          $  46,511
          AngioDynamics products               11,651            8,572            22,066             16,669
                                             --------          -------         ---------          ---------

        Total net sales to external
        customers                            $ 36,938          $32,900         $  69,995          $  63,180
                                             ========          =======         =========          =========

        Intersegment net sales
          AngioDynamics products             $    200          $   196         $     415          $     427
                                             --------          -------         ---------          ---------

        Total intersegment net sales         $    200          $   196         $     415          $     427
                                             ========          =======         =========          =========

        Operating profit (loss)
          E-Z-EM products                    $  1,165          $   671         $     229          $  (1,004)
          AngioDynamics products                1,187              794             2,130              1,354
          Eliminations                            (18)              44                10                 40
                                             --------          -------         ---------          ---------

        Total operating profit               $  2,334          $ 1,509         $   2,369          $     390
                                             ========          =======         =========          =========

        Net earnings (loss)
          E-Z-EM products                    $  1,181          $   717         $     547          $    (129)
          AngioDynamics products                  606              227               913                336
          Eliminations                            (18)              44                10                 40
                                             --------          -------         ---------          ---------

        Total net earnings                   $  1,769          $   988         $   1,470          $     247
                                             ========          =======         =========          =========

                                                                              November 29,         May 31,
                                                                                 2003               2003
                                                                               ---------          ---------
                                                                                      (in thousands)
      Assets
        E-Z-EM products                                                        $ 115,671          $ 112,899
        AngioDynamics products                                                    28,816             26,000
        Eliminations                                                             (29,662)           (28,275)
                                                                               ---------          ---------

      Total assets                                                             $ 114,825          $ 110,624
                                                                               =========          =========

                          E-Z-EM, Inc. and Subsidiaries

                     November 29, 2003 and November 30, 2002
                                   (unaudited)

NOTE K - CONTINGENCIES

      On January 6, 2004, Diomed, Inc. filed an action entitled Diomed, Inc. vs. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. The complaint alleges that AngioDynamics sells a kit for the treatment of varicose veins under the name Endovascular Laser Venous System (the "ELVS Procedure Kit") and two diode laser systems: the "Precision 980" Laser and the "Precision 810" Laser, and conducts a training program for physicians in the use of the ELVS Procedure Kit. The complaint alleges that these actions by AngioDynamics infringed, and/or contributorily infringed, and/or induced infringement by others of Diomed's U.S. patent no. 6,398,777, and that these actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks preliminary and permanent injunctive relief, compensatory and treble damages, reasonable attorneys' fees, costs and interest. The Company has obtained a written opinion of non-infringement from outside counsel and believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

      AngioDynamics has been named as a defendant in an action entitled San
                                                                        ---
      Juanita Chapa, et. al plaintiffs vs. Christos Spohn Hospital Shoreline,
      -------------                        ---------------------------------
      et. al, defendants, cause no. 03-60961-1 filed in the County Court, Nueces County, Texas on June 30, 2003. The complaint alleges that the defendants negligently caused the death of a dialysis patient in the defendant hospital. The complaint alleges specifically that AngioDynamics and two other defendants, including AngioDynamics' supplier, Medcomp, designed, manufactured, promoted, distributed and/or sold one or more portions of the dialysis equipment (including catheters) used in the treatment of the patient, and that the equipment was defective and unreasonably dangerous. The complaint seeks money damages in an unspecified amount. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs, expenses, its losses, liabilities, expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. AngioDynamics has tendered the defense of this action to Medcomp. Medcomp has accepted defense of the action, conditioned upon the identification of the catheter used to treat the patient as a Medcomp product.

NOTE L - POTENTIAL TRANSACTION

      In October 2003, the Company announced that it was considering a spin-off and initial public offering of its wholly-owned subsidiary, AngioDynamics. The Company has signed a letter of engagement with an investment banking firm regarding the possible spin-off and public offering of AngioDynamics, the initiation and timing of which will be subject to market and other conditions, including receipt by the Company of a favorable private letter ruling from the Internal Revenue Service as to the tax-free nature of the contemplated spin- off. The Company anticipates this transaction occurring in the first half of calendar 2004.

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

Quarters ended November 29, 2003 and November 30, 2002
------------------------------------------------------

The Company's quarters ended November 29, 2003 and November 30, 2002 both represent thirteen weeks.

Results of Operations
---------------------

Segment Overview
----------------

The Company operates in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The AngioDynamics operating segment includes angiographic products and accessories, dialysis products, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous systems, and drainage products used in minimally invasive image-guided therapeutic procedures to treat peripheral vascular disease and other non-coronary disease.

The following table sets forth certain financial information with respect to the Company's operating segments:

                                        E-Z-EM     AngioDynamics  Eliminations      Total
                                        ------     -------------  ------------      -----
                                                          (in thousands)
Quarter ended November 29, 2003
-------------------------------

    Unaffiliated customer sales        $25,287        $11,651           --         $36,938
    Intersegment sales                      --            200        ($200)             --
    Gross profit (loss)                 10,475          6,092          (18)         16,549
    Operating profit (loss)              1,165          1,187          (18)          2,334

Quarter ended November 30, 2002
-------------------------------

    Unaffiliated customer sales        $24,328        $ 8,572           --         $32,900
    Intersegment sales                      --            196        ($196)             --
    Gross profit                        10,235          4,793           44          15,072
    Operating profit                       671            794           44           1,509

E-Z-EM Products

E-Z-EM segment operating profit for the current quarter increased by $494,000. The current quarter included $628,000 in plant closing and operational restructuring costs related to the planned closing, later this fiscal year, of the Company's device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York. After the realignment, the Company will maintain three core manufacturing sites; Westbury, New York and Montreal, Canada for its E-Z-EM segment and Queensbury, New York for its AngioDynamics segment. An expected charge to earnings of $1,900,000 (inclusive of the $572,000 and $628,000 charges for the first and second quarters, respectively), mainly severance related, will be recorded in the current year as a result of this program.

Excluding the effect of the planned closing of operations discussed above, E-Z-EM segment operating profit increased by $1,122,000 due to increased sales and gross profit and decreased operating expenses. Net sales increased 4%, or $959,000, due primarily to a decline in distributor rebates, resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted from increased sales of contract manufacturing products of $674,000 and increased sales of CT imaging contrast products, particularly the Company's CT Smoothie lines, and CT injector systems totaling $605,000, partially offset by decreased sales of X-ray fluoroscopy products of $278,000. Price increases, excluding the decline in rebates, had minimal effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, decreased to 41% for the current quarter, from 42% for the comparable quarter of the prior year, due primarily to increased raw material costs and unfavorable changes in sales product mix, partially offset by the decline in rebates. Excluding the aforementioned plant closing costs, operating expenses decreased $882,000 due to decreased selling and marketing promotional activities and costs associated with the Company's common stock recapitalization of $106,000 in the comparable period of the prior year.

AngioDynamics Products

AngioDynamics segment operating profit improved by $393,000 in the current quarter due to increased sales and gross profit, partially offset by increased operating expenses. Net sales increased 36%, or $3,079,000, due primarily to the introduction of new products in the prior year and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products, introduced last fiscal year, included the Dura-Flow(TM) Chronic Dialysis catheter and the Endovascular Laser Venous System for the treatment of varicose veins. Price increases had minimal effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, decreased to 51% for the current quarter, from 55% for the comparable quarter of the prior year. Gross profit for the comparable quarter last year was favorably affected by an inventory valuation adjustment of $174,000. Gross profit for the current quarter was adversely affected by sales price erosion, increased provision for inventory reserves of $90,000 and manufacturing overhead cost increases, partially offset by decreased freight costs. Operating expenses increased $906,000 due, in large part, to the continued expansion of the domestic sales force, increased activities undertaken to generate an increase in net sales, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended November 29, 2003, the Company reported net earnings of $1,769,000, or $.17 per common share on both a basic and diluted basis, as compared to net earnings of $988,000, or $.10 and $.09 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and gross profit in both segments, partially offset by increased operating expenses. Results for the current quarter included $628,000, or $.05 per basic share, in plant closing and operational restructuring costs previously disclosed in the segment overview.

Net sales for the quarter ended November 29, 2003 increased 12%, or $4,038,000, as compared to the quarter ended November 30, 2002, due to increased sales of AngioDynamics products of $3,079,000 and E-Z-EM products of $959,000, which resulted from the factors previously disclosed in the segment overview. Price increases, excluding the change in rebates, had minimal effect on net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 10%, or $868,000, for the current quarter from the comparable period of last year due primarily to increased sales of contract manufacturing products of $674,000 and CT imaging contrast and injector systems of $131,000.

Gross profit, expressed as a percentage of net sales, declined to 45% for the current quarter from 46% for the comparable quarter of the prior year due to reduced gross profit as a percentage of net sales in both the E-Z-EM and AngioDynamics segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $11,589,000 for the quarter ended November 29, 2003 compared to $11,789,000 for the quarter ended November 30, 2002. This decrease of $200,000, or 2%, was due to decreased E-Z-EM S&A expenses of $840,000, partially offset by increased AngioDynamics S&A expenses of $640,000. Decreased E-Z-EM S&A expenses can be attributed to decreased selling and marketing promotional activities and costs associated with the Company's common stock recapitalization of $106,000 in the comparable period of the prior year. Increased AngioDynamics S&A expenses resulted, in large part, from the continued expansion of its domestic sales force, costs of increased activities undertaken to generate an increase in net sales, and investment in new product introductions.

Research and development ("R&D") expenditures remained at 5% of net sales and increased 21% for the current quarter to $1,998,000 from $1,658,000 for the comparable quarter of the prior year due primarily to increased AngioDynamics R&D expenses of $266,000. The increase in AngioDynamics R&D expenses is due primarily to increased personnel costs related to the hiring of an in-house intellectual property counsel to facilitate the registration, maintenance and defense of AngioDynamics' intellectual property assets and increased personnel in both the research and development departments of AngioDynamics. Of the R&D expenditures for the current quarter, approximately 43% relate to AngioDynamics projects, 29% to X-ray fluoroscopy and CT imaging projects, 18% to general regulatory costs, 6% to virtual colonoscopy projects, 3% to accessory medical products and devices and 1% to other projects. R&D expenditures are expected to continue at approximately current levels for the remainder of this fiscal year.

Other income, net of other expenses, totaled $449,000 of income for the current quarter compared to $97,000 of income for the comparable period of last year. This improvement was due primarily to gains on the sales of equity investments totaling $336,000.

For the quarter ended November 29, 2003, the Company's effective tax rate of 36% differed from the Federal statutory tax rate of 34% due primarily to losses incurred at the Company's Puerto Rican subsidiary, which are subject to lower tax rates, and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating and capital loss carryforwards. The losses incurred at the Company's Puerto Rican subsidiary resulted from the plan to close this facility and to outsource these operations. For the quarter ended November 30, 2002, the Company's effective tax rate of 39% differed from the Federal statutory tax rate of 34% due to non-deductible expenses.

Six months ended November 29, 2003 and November 30, 2002
--------------------------------------------------------

The Company's six months ended November 29, 2003 and November 30, 2002 both represent twenty-six weeks.

Results of Operations
---------------------

Segment Overview
----------------

                                           E-Z-EM       AngioDynamics  Eliminations      Total
                                           ------       -------------  ------------      -----
                                                               (in thousands)
Six months ended November 29, 2003
----------------------------------

    Unaffiliated customer sales           $ 47,929         $22,066           --         $69,995
    Intersegment sales                          --             415        ($415)             --
    Gross profit                            18,881          11,627           10          30,518
    Operating profit                           229           2,130           10           2,369

Six months ended November 30, 2002
----------------------------------

    Unaffiliated customer sales           $ 46,511         $16,669           --         $63,180
    Intersegment sales                          --             427        ($427)             --
    Gross profit                            18,568           8,961           40          27,569
    Operating profit (loss)                 (1,004)          1,354           40             390

E-Z-EM Products

E-Z-EM segment operating results for the current period improved by $1,233,000. Both the current period and the comparative period of the prior year included charges for restructuring and repositioning the Company. The current period included $1,200,000 in plant closing and operational restructuring costs related to the planned closing, later this fiscal year, of the Company's device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York. Included in the comparable period of last year were $688,000 in costs associated with the Company's common stock recapitalization, which was completed in the second quarter.

Excluding the effect of the planned closing of operations and the common stock recapitalization costs discussed above, E-Z-EM segment operating results improved by $1,745,000 due to increased sales and gross profit and decreased operating expenses. Net sales increased 3%, or $1,418,000, due, in large part, to a decline in distributor rebates, resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sale increase resulted from increased sales of CT imaging contrast products, particularly the Company's CT Smoothie lines, and CT injector systems totaling $1,518,000. Price increases, excluding the decline in rebates, had minimal effect on net sales for the current period. Gross profit, expressed as a percentage of net sales, decreased to 39% for the current period, from 40% for the comparable period of the prior year, due primarily to increased raw material costs and unfavorable changes in sales product mix, partially offset by the decline in rebates and decreased freight costs affecting the Company's Westbury operations. Excluding the aforementioned plant closing and recapitalization costs, operating expenses decreased $1,432,000 due to decreased selling and marketing promotional activities and decreased severance costs of $301,000.

AngioDynamics Products

AngioDynamics segment operating profit improved by $776,000 in the current period due to increased sales and gross profit, partially offset by increased operating expenses. Net sales increased 32%, or $5,397,000, due primarily to the introduction of new products in the prior year and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products, introduced last fiscal year, included the Dura-Flow(TM) Chronic Dialysis catheter and the Endovascular Laser Venous System for the treatment of varicose veins. Price increases had minimal effect on net sales for the current period. Gross profit, expressed as a percentage of net sales, was 52% for both the current period and the comparable period of the prior year. Decreased freight costs offset the effects of raw material and manufacturing overhead cost increases. Operating expenses increased $1,890,000 due, in large part, to the continued expansion of the domestic sales force, increased activities undertaken to generate an increase in net sales, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the six months ended November 29, 2003, the Company reported net earnings of $1,470,000, or $.14 per common share on both a basic and diluted basis, compared to net earnings of $247,000, or $.02 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current period were favorably affected by increased sales and gross profit in both segments, partially offset by increased operating expenses. Results for the current period included $1,200,000, or $.10 per basic share, in plant closing and operational restructuring costs previously disclosed in the segment overview. Results for the comparative period of last year included $688,000, or $.07 per basic share, in costs associated with the Company's common stock recapitalization.

Net sales for the six months ended November 29, 2003 increased 11%, or $6,815,000, compared to the six months ended November 30, 2002 due to increased sales of AngioDynamics products of $5,397,000 and E-Z-EM products of $1,418,000, which resulted from the factors previously disclosed in the segment overview. Price increases, excluding the change in rebates, had minimal effect on net sales for the current period. Net sales in international markets, including direct exports from the U.S., increased 3%, or $554,000, for the current period from the comparable period of last year due to increased sales of CT imaging contrast and injector systems of $216,000, X-ray fluoroscopy products of $138,000, specialty diagnostic tests of $131,000 and contract manufacturing products of $119,000.

Gross profit expressed as a percentage of net sales was 44% for both the current period and the comparable period of the prior year. Decreased gross profit, as a percentage of net sales, in the E-Z-EM segment offset the effect of increased contribution from the AngioDynamics segment. The reduced gross profit in the E-Z-EM segment resulted from the factors previously disclosed in the segment overview.

S&A expenses were $23,147,000 for the six months ended November 29, 2003 compared to $23,816,000 for the six months ended November 30, 2002. This decrease of $669,000, or 3%, for the current period was due to decreased E-Z-EM S&A expenses of $2,115,000, partially offset by increased AngioDynamics S&A expenses of $1,446,000. Decreased E-Z-EM S&A expenses can be attributed to: i) decreased selling and marketing promotional activities; ii) costs associated with the Company's common stock recapitalization of $688,000 in the comparable period of the prior year; and iii) decreased severance costs of $386,000. Increased AngioDynamics S&A expenses resulted, in large part, from the continued expansion of its domestic sales force, costs of increased activities undertaken to generate an increase in net sales, and investment in new product introductions.

R&D expenditures remained at 5% of net sales and increased 17% for the current period to $3,802,000 from $3,247,000 for the comparable period of the prior year due primarily to increased AngioDynamics R&D expenses of $444,000, general regulatory costs of $158,000 and accessory medical products and devices of $154,000, partially offset by decreased spending relating to X-ray fluoroscopy and CT imaging projects of $245,000. The increase in AngioDynamics R&D expenses is due primarily to increased personnel costs related to the hiring of an in-house intellectual property counsel to facilitate the registration, maintenance and defense of AngioDynamics' intellectual property assets and increased personnel in both the research and development departments of AngioDynamics. Of the R&D expenditures for the current period, approximately 43% relate to AngioDynamics projects, 29% to X-ray fluoroscopy and CT imaging projects, 17% to general regulatory costs, 6% to virtual colonoscopy projects, 4% to accessory medical products and devices and 1% to other projects.

Other income, net of other expenses, totaled $415,000 of income for the current period compared to $414,000 of income for the comparable period of last year. Gains on the sales of equity investments totaling $336,000 offset decreases in foreign currency exchange gains of $297,000 and increased interest expense of $46,000, resulting, in large part, from the financing of the AngioDynamics facility expansion.

For the six months ended November 29, 2003, the Company's effective tax rate of 47% differed from the Federal statutory tax rate of 34% due primarily to losses incurred at the Company's Puerto Rican subsidiary, which are subject to lower tax rates, and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating and capital loss carryforwards. For the six months ended November 30, 2002, the Company's unusually high effective tax rate of 69% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, primarily related to the Company's common stock recapitalization.

Liquidity and Capital Resources
-------------------------------

For the six months ended November 29, 2003, cash dividends, capital expenditures, the purchase of treasury stock, repayments of debt and working capital were funded by cash provided by operations and cash reserves. The Company's policy has generally been to fund operations and capital requirements without incurring significant debt. However, the Company did elect to finance the AngioDynamics facility expansion. At November 29, 2003, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,180,000 (including $3,325,000 relating to the financing of the AngioDynamics facility expansion), as compared to $4,369,000 at May 31, 2003. The Company has available $4,540,000 under two bank lines of credit, of which no amounts were outstanding at November 29, 2003.

At November 29, 2003, approximately $16,038,000, or 14%, of the Company's assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 4.75 to 1, with working capital of $60,812,000, at November 29, 2003, compared to a current ratio of 4.95 to 1, with working capital of $60,123,000, at May 31, 2003. The Company believes that its cash reserves as of November 29, 2003, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet its current obligations for the next 12 months.

During fiscal 2003, the Company began the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, as of November 29, 2003, had expended approximately $3,463,000 on this project. The Company expects this expansion to cost approximately $3,500,000 and to be completed during the third fiscal quarter. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a bank (the "Bank") and the Company. As of November 29, 2003, the advances aggregated $3,280,000 with the remaining proceeds of $220,000 classified as restricted cash. The Bonds re-price every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.30% per annum at November 29, 2003) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. The Company entered into an interest rate swap with the Bank to convert the variable interest rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank and a first mortgage on the land, building and equipment relating to the facility.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 37,400 shares of common stock for approximately $417,000 during the six months ended November 29, 2003. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was paid on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

Critical Accounting Policies and Use of Estimates
-------------------------------------------------

The Company's significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in the Company's fiscal 2003 Annual Report on Form 10-K. While all of these significant accounting policies affect the reporting of its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon management judgments, as discussed under "Accounts Receivable" below, and should conditions change in the future and cause management to determine this criterion is not met, the Company's results of operations may be affected. The Company recognizes revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. E-Z-EM products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. All customer returns must be pre-approved by the Company via a returned goods authorization. The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $351,000 at November 29, 2003. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible. Concentration risk exists relative to the Company's accounts receivable, as 27% of the Company's total accounts receivable balance at November 29, 2003 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the distributor's consistent payment history.

Income Taxes

In preparing the Company's financial statements, income tax expense is calculated for each jurisdiction in which the Company operates. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability (based primarily on the Company's ability to generate future taxable income), and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of earnings. If actual results differ from the Company's estimates due to changes in assumptions, the provision for income taxes could be materially affected.

Inventories

The Company values its inventory at the lower of the actual cost to purchase and/or manufacture (on the first-in, first-out method) or the current estimated market value. On an quarterly basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on product expiration dating and the Company's estimated sales forecast, which is based on sales history and anticipated future demand. The Company's estimates of future product demand may prove to be inaccurate and the Company may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and results of operations.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation, and is depreciated principally using the straight-line method over the estimated useful lives of the assets. Useful lives are based on management's estimates of the period over which the assets will generate revenue. Any change in conditions that would cause management to change its estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

As of July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement has had no current effect on the Company's financial position or results of operations.

As of August 31, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 has had no current effect on the Company's financial position or results of operations.

As of August 31, 2003, the Company adopted FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of FIN No. 46 has had no current effect on the Company's consolidated financial condition or results of operations.

As of August 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. The adoption of EITF 00-21 has had no current effect on the Company's financial position and results of operations.

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

Price pressure in the healthcare industry is expected to continue to increase.

Public and private sector programs designed to reduce healthcare costs exist in the U.S. and in many other countries where the Company does business. Such policies and programs require healthcare providers to focus on the delivery of medical services on the most cost-effective basis. New products developed by the Company may offer the potential to improve productivity and reduce costs, but must meet the aforementioned regulatory requirements prior to commercialization. Even after regulatory approval is obtained for such products, demand may be limited until reimbursement policies are established by private and public third- party payers. These factors can combine to create downward pressure on product prices in the market in general.

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

A significant part of the Company's business is dependent on its intellectual property.

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

The Company's success will be increasingly dependent on the development, manufacturing and marketing of new products.

An increasing portion of the Company's revenues are derived from new products, both internally developed and externally sourced. Continued success requires effective product development, regulatory approval, production and marketing of new products. The Company obtains marketing rights to new products by partnering with other companies who seek to penetrate the markets which the Company serves. Typically these partnerships involve manufacturing agreements under which the Company has the right to manufacture the product if there is a failure to supply. However, the failure to manufacture and deliver goods on a timely basis, control costs, assess market needs or meet market demand can have an adverse effect on the Company's success in the future.

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, factors which may affect the Company's operations.

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

The Company's growth strategy involves investing a portion of its financial, management and other resources on the further development of a unique product set for use in Virtual Colonoscopy. However, to date, the adoption rate of Virtual Colonoscopy as a screening modality for colon cancer has been slower than anticipated. The Company believes this is principally due to the present lack of private and public reimbursement standards for Virtual Colonoscopy screening. Additionally, the American Cancer Society ("ACS") has not yet included Virtual Colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the Virtual Colonoscopy market and the Company's position in it.

The market potential for Reactive Skin Decontamination Lotion is uncertain.

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

The Company's AngioDynamics business may be harmed if interventional cardiologists begin to perform the procedures that interventional radiologists and vascular surgeons currently perform.

The Company markets and sells its AngioDynamics products primarily to interventional radiologists and vascular surgeons, who currently perform the majority of interventional procedures. Many of AngioDynamics' competitors have focused their sales efforts on the cardiology market for interventional procedures. If cardiologists begin to perform the procedures currently performed by interventional radiologists and vascular surgeons, AngioDynamics' competitors may have advantages over AngioDynamics for sales to cardiologists. Consequently, AngioDynamics' revenues may decline and its business may be harmed.

The Company's products require regulatory approval, which can be expensive and time-consuming, and may not be granted.

The Company's products are subject to extensive regulation in the U.S. by the Food & Drug Administration ("FDA"), as well as certain state authorities. Similar regulatory oversight is in place in foreign markets where the Company operates. The Company must obtain either 510(k) clearance or premarket approval from the FDA and respective foreign regulatory bodies before it can market products in these markets. The process of obtaining such approvals or clearances can be lengthy and expensive, requiring the Company to demonstrate the safety and efficacy of new products. There can be no assurance that all approvals and clearances sought by the Company will be granted on a timely basis, if at all. The Company is presently awaiting 510(k) market clearance from the FDA for several line extension and next generation medical devices. This process usually takes from four to 12 months, but may take significantly longer. Premarket approval generally takes from one to three years, but may take longer. The Company's approvals and clearances may be revoked by the FDA if safety or effectiveness problems develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact results of operations and financial position. Although the Company entered into an interest rate swap with a bank to limit its exposure to interest rate change market risk on its variable interest rate financing, it does not currently engage in any other hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2003 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of the Company's international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of the Company's international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at November 29, 2003, the Company's assets and liabilities would increase or decrease by $3,293,000 and $523,000, respectively, and the Company's net sales and net earnings would increase or decrease by $2,326,000 and $230,000, respectively, on an annual basis.

The Company also maintains intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S.

dollar of 10% at November 29, 2003, pre-tax earnings would be favorably or unfavorably impacted by approximately $428,000 on an annual basis.

Interest Rate Risk
------------------

At November 29, 2003, the Company was exposed to interest rate change market risk with respect to its investments in tax-free municipal bonds in the amount of $5,425,000. The bonds bear interest at a floating rate established weekly. For the six months ended November 29, 2003, the after-tax interest rate on the bonds approximated 1.0%. Each 100 basis point (1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $54,000 on an annual basis.

As the Company's principal amount of fixed interest rate financing approximated $855,000 at November 29, 2003, a change in interest rates would not materially impact results of operations or financial position. At November 29, 2003, the Company has outstanding variable interest rate financing of approximately $3,325,000 in connection with the AngioDynamics facility expansion. The Company has limited its exposure to interest rate change market risk by entering into an interest rate swap agreement with a bank under which the Company agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed the Company's variable interest payment obligations under the financing.

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

Changes in Internal Controls over Financial Reporting

No significant changes were made in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended November 29, 2003.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information

Item 1. Legal Proceedings
        -----------------

On January 6, 2004, Diomed, Inc. filed an action entitled Diomed, Inc. vs. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. The complaint alleges that AngioDynamics sells a kit for the treatment of varicose veins under the name Endovascular Laser Venous System (the "ELVS Procedure Kit") and two diode laser systems: the "Precision 980" Laser and the "Precision 810" Laser, and conducts a training program for physicians in the use of the ELVS Procedure Kit. The complaint alleges that these actions by AngioDynamics infringed, and/or contributorily infringed, and/or induced infringement by others of Diomed's U.S. patent no. 6,398,777, and that these actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks preliminary and permanent injunctive relief, compensatory and treble damages, reasonable attorneys' fees, costs and interest. The Company has obtained a written opinion of non-infringement from outside counsel and believes that the allegations in the complaint are without merit and intends to vigorously defend the action.

AngioDynamics has been named as a defendant in an action entitled
San Juanita Chapa, et. al plaintiffs vs. Christos Spohn Hospital Shoreline,
-----------------                        ---------------------------------
et. al, defendants, cause no. 03-60961-1 filed in the County Court, Nueces County, Texas on June 30, 2003. The complaint alleges that the defendants negligently caused the death of a dialysis patient in the defendant hospital. The complaint alleges specifically that AngioDynamics and two other defendants, including AngioDynamics' supplier, Medcomp, designed, manufactured, promoted, distributed and/or sold one or more portions of the dialysis equipment (including catheters) used in the treatment of the patient, and that the equipment was defective and unreasonably dangerous. The complaint seeks money damages in an unspecified amount. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs, expenses, its losses, liabilities, expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. AngioDynamics has tendered the defense of this action to Medcomp. Medcomp has accepted defense of the action, conditioned upon the identification of the catheter used to treat the patient as a Medcomp product.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

On November 1, 2003, the Company issued 2,000 shares of common stock to its Chairman of the Board, Howard S. Stern, and 1,000 shares of common stock to each of the following directors of the Company: Robert J. Beckman, Michael A. Davis, Paul S. Echenberg, James L. Katz, Donald A. Meyer, David P. Meyers and George P. Ward. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the issued shares were made only to directors of the Company.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission Of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Annual Meeting of Shareholders held on October 21, 2003, the following persons were elected as Directors of the Company:

      Class I Directors: (until the 2006 Annual Meeting)
      -----------------

            Michael A. Davis, M.D.
            James L. Katz, CPA, JD
            Anthony A. Lombardo

In this election, 8,869,402, 9,225,854 and 8,599,086 votes were cast for Mr. Davis, Mr. Katz and Mr. Lombardo, respectively, and 1,128,810, 772,358 and 1,399,126 shares were withheld from voting for Mr. Davis, Mr. Katz and Mr. Lombardo, respectively.

The following Directors continue in office for the duration of their terms:

      Class II Directors: (until the 2004 Annual Meeting)
      ------------------

            Robert J. Beckman
            Paul S. Echenberg
            Donald A. Meyer

      Class III Directors: (until the 2005 Annual Meeting)
      -------------------

            Howard S. Stern
            David P. Meyers
            George P. Ward

The action of the Board of Directors in appointing Grant Thornton LLP as the Company's independent auditors for fiscal year 2004 was approved by a vote of 9,920,744 in favor, 53,237 against and 24,231 shares abstaining.

In addition, the stockholder proposal urging the Board of Directors to allow a vote by the Company's stockholders to institute a retroactive 18-year term limit for all directors; provided, that the implementation of this proposal shall not have the effect of shortening the term of any incumbent director, was defeated by a vote of 904,590 in favor, 4,938,369 against, 2,713,325 shares abstaining and 1,441,928 broker non-votes.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   Exhibits
      --------

No.                             Description                                 Page
---                             -----------                                 ----

3.1   Restated Certificate of Incorporation of the Registrant, as
      amended                                                                (a)

3.2   Bylaws of the Registrant, as amended                                   (b)

31.1  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (Anthony A. Lombardo)                                                  35

No.                             Description                                 Page
---                             -----------                                 ----

31.2  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (Dennis J. Curtin)                                                     36

32.1  Certification pursuant to Title 18, United States Code,
      Section 1350 as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)                       37

32.2  Certification pursuant to Title 18, United States Code,
      Section 1350 as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                          38

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

(b)   Reports on Form 8-K
      -------------------

The following reports on Form 8-K were filed during the quarter ended November 29, 2003:

The Company filed a Form 8-K dated September 26, 2003 reporting information under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" announcing the date of its first quarter investor conference call and the date of its release of first quarter results.

The Company filed a Form 8-K dated October 9, 2003 reporting information under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 12. Results of Operations and Financial Condition" announcing its results of operations for the quarter ended November 29, 2003.

The Company filed a Form 8-K dated October 20, 2003 reporting information under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" announcing that it was considering a spin-off and initial public offering of its wholly-owned subsidiary, AngioDynamics, Inc.

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


Date January 13, 2004                   /s/ Anthony A. Lombardo
     ----------------                   ----------------------------------------
                                        Anthony A. Lombardo, President,
                                        Chief Executive Officer and Director


Date January 13, 2004                   /s/ Dennis J. Curtin
     ----------------                   ----------------------------------------
                                        Dennis J. Curtin, Senior Vice
                                        President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)