Form 10-Q
period 2004-02-28
EZ EM INC
filed 2004-04-08
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2004
                                              ------------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                         Commission file number 1-11479
                                                -------

                                  E-Z-EM, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         11-1999504
         -------------------------------          ----------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

    1111 Marcus Avenue, Lake Success, New York             11042
    ------------------------------------------          -------------
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

                                 Yes |X| No |_|
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|
                                     ---    ---

As of April 5, 2004, there were 10,541,920 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part 1:  Financial Information                                          Page
-------  ---------------------                                          ----

    Item 1.  Financial Statements

       Consolidated Balance Sheets - February 28, 2004 and
          May 31, 2003                                                  3 - 4

       Consolidated Statements of Earnings - thirteen and thirty-
          nine weeks ended February 28, 2004 and March 1, 2003            5

       Consolidated Statement of Stockholders' Equity and
          Comprehensive Income - thirty-nine weeks ended
          February 28, 2004                                               6

       Consolidated Statements of Cash Flows - thirty-nine weeks
          ended February 28, 2004 and March 1, 2003                     7 - 8

       Notes to Consolidated Financial Statements                       9 - 18

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     19 - 32

    Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                             32 - 33

    Item 4.  Controls and Procedures                                   33 - 34

Part II:  Other Information
--------  -----------------

    Item 1.  Legal Proceedings                                           35

    Item 2.  Changes in Securities and Use of Proceeds                   35

    Item 3.  Defaults Upon Senior Securities                             35

    Item 4.  Submission of Matters to a Vote of Security Holders         35

    Item 5.  Other Information                                           35

    Item 6.  Exhibits and Reports on Form 8-K                          35 - 36

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                February 28,      May 31,
              ASSETS                                2004           2003
                                                  --------       --------
                                                (unaudited)     (audited)

CURRENT ASSETS
    Cash and cash equivalents                   $     10,699   $      9,459
    Restricted cash                                      102            798
    Debt and equity securities, at fair value          8,501          8,506
    Accounts receivable, principally
       trade, net                                     24,550         23,393
    Inventories                                       29,152         28,467
    Other current assets                               6,802          4,703
                                                ------------   ------------

          Total current assets                        79,806         75,326

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                      24,310         23,457

INTANGIBLE ASSETS, less accumulated
    amortization                                       1,111          1,302

DEBT AND EQUITY SECURITIES, at fair value              4,813          2,171

INVESTMENTS AT COST                                    1,200          1,200

OTHER ASSETS                                           7,502          7,168
                                                ------------   ------------

                                                $    118,742   $    110,624
                                                ============   ============

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                    February 28,     May 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                2004           2003
                                                      --------       --------
                                                    (unaudited)     (audited)

CURRENT LIABILITIES
    Notes payable                                   $        493   $        597
    Current maturities of long-term debt                     318            302
    Accounts payable                                       5,941          6,494
    Accrued liabilities                                    9,284          7,724
    Accrued income taxes                                     203             86
                                                    ------------   ------------

          Total current liabilities                       16,239         15,203

LONG-TERM DEBT, less current maturities                    3,371          3,470

OTHER NONCURRENT LIABILITIES                               3,533          3,349
                                                    ------------   ------------

          Total liabilities                               23,143         22,022
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued
       and outstanding 10,501,590 shares at
       February 28, 2004 and 10,101,374 shares at
       May 31, 2003 (excluding 74,234 and
       36,834 shares held in treasury at February
       28, 2004 and May 31, 2003, respectively)            1,050          1,010
    Additional paid-in capital                            24,704         21,598
    Retained earnings                                     66,611         66,464
    Accumulated other comprehensive income (loss)          3,234           (470)
                                                    ------------   ------------

          Total stockholders' equity                      95,599         88,602
                                                    ------------   ------------

                                                    $    118,742   $    110,624
                                                    ============   ============

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                     (in thousands, except per share data)

                                       Thirteen weeks ended          Thirty-nine weeks ended
                                    --------------------------      --------------------------
                                    February 28,      March 1,      February 28,      March 1,
                                        2004            2003            2004            2003
                                     ---------       ---------       ---------       ---------
Net sales                            $  37,173       $  33,093       $ 107,168       $  96,273
Cost of goods sold                      20,779          19,157          60,256          54,768
                                     ---------       ---------       ---------       ---------

      Gross profit                      16,394          13,936          46,912          41,505
                                     ---------       ---------       ---------       ---------

Operating expenses
  Selling and administrative            12,563          11,655          35,710          35,471
  Asset impairment and facility
    closing costs                                                                          116
  Plant closing and operational
    restructuring costs                    500                           1,700
  Research and development               2,024           1,806           5,826           5,053
                                     ---------       ---------       ---------       ---------

    Total operating expenses            15,087          13,461          43,236          40,640
                                     ---------       ---------       ---------       ---------

      Operating profit                   1,307             475           3,676             865

Other income (expense)
  Interest income                           51              56             149             191
  Interest expense                        (100)           (120)           (333)           (307)
  Other, net                               828             166           1,378             632
                                     ---------       ---------       ---------       ---------

      Earnings before income
        taxes                            2,086             577           4,870           1,381

Income tax provision                       857             297           2,171             854
                                     ---------       ---------       ---------       ---------

      NET EARNINGS                   $   1,229       $     280       $   2,699       $     527
                                     =========       =========       =========       =========

Earnings per common share
  Basic                              $     .12       $     .03       $     .26       $     .05
                                     =========       =========       =========       =========

  Diluted                            $     .12       $     .03       $     .26       $     .05
                                     =========       =========       =========       =========

Weighted average common shares
  Basic                                 10,348          10,081          10,261          10,031
                                     =========       =========       =========       =========

  Diluted                               10,683          10,441          10,544          10,416
                                     =========       =========       =========       =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Thirty-nine weeks ended February 28, 2004
                                   (unaudited)
                        (in thousands, except share data)

                                                                                   Accumulated
                                        Common stock      Additional                   other                     Compre-
                                  ----------------------    paid-in    Retained    comprehensive                 hensive
                                    Shares      Amount      capital    earnings    income (loss)      Total       income
                                  ----------   ---------   ---------   ---------   --------------   ---------    ---------
Balance at May 31, 2003           10,101,374   $   1,010   $  21,598   $  66,464   $         (470)  $  88,602

Exercise of stock options            428,245          43       2,204                                    2,247
Income tax benefits on
  stock options exercised                                      1,200                                    1,200
Compensation related to
  stock option plans                                               4                                        4
Issuance of stock                      9,371           1         111                                      112
Purchase of treasury stock           (37,400)         (4)       (413)                                    (417)
Net earnings                                                               2,699                        2,699    $   2,699
Cash dividend ($.25 per
  common share)                                                           (2,552)                      (2,552)
Unrealized holding gain on debt
  and equity securities
    Arising during the period                                                               3,421       3,421        3,421
    Reclassification adjustment
      for gains included in
      net earnings                                                                           (679)       (679)        (679)
Increase in fair market value
  on interest rate swap                                                                        96          96           96
Foreign currency translation
  adjustments                                                                                 866         866          866
                                  ----------   ---------   ---------   ---------   --------------   ---------    ---------

Comprehensive income                                                                                             $   6,403
                                                                                                                 =========

Balance at February 28, 2004      10,501,590   $   1,050   $  24,704   $  66,611   $        3,234   $  95,599
                                  ==========   =========   =========   =========   ==============   =========

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                     Thirty-nine weeks ended
                                                    --------------------------
                                                    February 28,      March 1,
                                                       2004             2003
                                                     ---------       ---------

Cash flows from operating activities:
  Net earnings                                       $   2,699       $     527
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities
      Depreciation and amortization                      2,720           2,476
      Impairment of long-lived assets                                      116
      Gain on sale of investments                         (993)
      Provision for doubtful accounts                       98             272
      Deferred income tax provision (benefit)              (73)              8
      Other non-cash items                                 112              74
      Changes in operating assets and
        liabilities
          Accounts receivable                           (1,255)         (4,631)
          Inventories                                     (685)         (1,607)
          Other current assets                          (2,142)         (1,316)
          Other assets                                    (528)           (638)
          Accounts payable                                (553)           (317)
          Accrued liabilities                            1,713             210
          Accrued income taxes                           1,376            (184)
          Other noncurrent liabilities                     144             174
                                                     ---------       ---------

            Net cash provided by (used in)
              operating activities                       2,633          (4,836)
                                                     ---------       ---------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                      (3,097)         (5,252)
  Restricted cash used in investing
    activities                                             696          (1,429)
  Investment at cost                                                      (300)
  Available-for-sale securities
    Purchases                                          (18,390)        (82,390)
    Proceeds from sale                                  19,701          87,061
                                                     ---------       ---------

      Net cash used in investing activities             (1,090)         (2,310)
                                                     ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of debt                           151           3,532
  Repayments of debt                                      (412)           (309)
  Dividends paid                                        (2,552)
  Proceeds from exercise of stock options                2,247             504
  Purchase of treasury stock                              (417)           (139)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                             4               5
                                                     ---------       ---------

      Net cash provided by (used in)
        financing activities                              (979)          3,593
                                                     ---------       ---------

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                      Thirty-nine weeks ended
                                                      ------------------------
                                                      February 28,    March 1,
                                                          2004          2003
                                                        --------      --------

Effect of exchange rate changes on
  cash and cash equivalents                             $    676      $    549
                                                        --------      --------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                   1,240        (3,004)

Cash and cash equivalents
  Beginning of period                                      9,459         8,019
                                                        --------      --------

  End of period                                         $ 10,699      $  5,015
                                                        ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                          $    157      $    130
                                                        --------      ========

      Income taxes (net of refunds of $175 and $3
        in 2004 and 2003, respectively)                 $  1,182      $  1,445
                                                        ========      ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of February 28, 2004, the consolidated statement of stockholders' equity and comprehensive income for the period ended February 28, 2004, and the consolidated statements of earnings and cash flows for the periods ended February 28, 2004 and March 1, 2003, have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2003 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at February 28, 2004 (and for all periods presented) have been made.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 2003 Annual Report on Form 10-K filed by the Company on August 29, 2003. The results of operations for the periods ended February 28, 2004 and March 1, 2003 are not necessarily indicative of the operating results for the respective full years.

      The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all 100%-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

NOTE B - STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company's consolidated financial statements. At February 28, 2004, the Company has three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended February 28, 2004 and March 1, 2003, compensation expense of $2,000 and $1,000, respectively, was recognized under these plans for options granted to consultants. During each of the thirty- nine weeks ended February 28, 2004 and March 1, 2003, compensation expense of $4,000 was recognized under these plans for options granted to consultants.

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                       Thirteen weeks ended          Thirty-nine weeks ended
                                     -------------------------     --------------------------
                                     February 28,     March 1,     February 28,     March 1,
                                         2004           2003           2004           2003
                                        -------        -------        -------        -------
                                                           (in thousands)
      Net earnings, as reported         $ 1,229        $   280        $ 2,699        $   527
      Deduct: Total stock-based
        employee compensation
        expense determined under
        the fair value based
        method for all awards              (214)          (225)          (638)          (676)
                                        -------        -------        -------        -------

      Pro forma net earnings
        (loss)                          $ 1,015        $    55        $ 2,061        $  (149)
                                        =======        =======        =======        =======

      Earnings (loss) per common
        share
          Basic - as reported           $   .12        $   .03        $   .26        $   .05
                                        =======        =======        =======        =======
          Basic - pro forma             $   .10        $   .01        $   .20        $  (.01)
                                        =======        =======        =======        =======

          Diluted - as reported         $   .12        $   .03        $   .26        $   .05
                                        =======        =======        =======        =======
          Diluted - pro forma           $   .10        $   .01        $   .20        $  (.01)
                                        =======        =======        =======        =======

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

    The following table sets forth the reconciliation of the weighted average number of common shares:

                                 Thirteen weeks ended           Thirty-nine weeks ended
                               --------------------------      --------------------------
                               February 28,      March 1,      February 28,      March 1,
                                   2004            2003            2004            2003
                                 --------        --------        --------        --------
                                                      (in thousands)
      Basic                        10,348          10,081          10,261          10,031
      Effect of dilutive
        securities (stock
        options)                      335             360             283             385
                                 --------        --------        --------        --------

      Diluted                      10,683          10,441          10,544          10,416
                                 ========        ========        ========        ========

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE C - EARNINGS PER COMMON SHARE (continued)

      Excluded from the calculation of earnings per common share, are options to purchase 452,155 shares of common stock for the thirteen and thirty-nine weeks ended March 1, 2003, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $8.50 to $12.49 per share for the thirteen and thirty-nine weeks ended March 1, 2003.

NOTE D - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB completed deliberations of proposed modifications to FIN No. 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. The Company does not have any variable interest entities that would require consolidation under FIN No. 46. Accordingly, the adoption of these pronouncements has had no current effect on the Company's consolidated financial condition or results of operations.

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

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

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

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

NOTE E - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income, net of related tax, are as follows:

                                                      Thirteen weeks ended            Thirty-nine weeks ended
                                                   ---------------------------       --------------------------
                                                   February 28,       March 1,       February 28,      March 1,
                                                       2004             2003             2004            2003
                                                     --------         --------         --------        --------
                                                                           (in thousands)
       Net earnings                                  $  1,229         $    280         $  2,699        $    527
       Unrealized holding gain
         (loss) on debt and equity securities
           Arising during the period                    1,599              281            3,421            (477)
           Reclassification
             adjustment for gains
             included in net
             earnings                                    (467)                             (679)
       Increase (decrease) in fair
         value on interest rate swap                      (35)             (73)              96            (245)
       Foreign currency translation
         adjustments                                     (481)             868              866             356
                                                     --------         --------         --------        --------

               Comprehensive income                  $  1,845         $  1,356         $  6,403        $    161
                                                     ========         ========         ========        ========

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE E - COMPREHENSIVE INCOME (LOSS) (continued)

      The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                     February 28,      May 31,
                                                         2004            2003
                                                        -------         -----
                                                           (in thousands)

      Unrealized holding gain on debt
        and equity securities                           $ 3,497         $ 755
      Fair value on interest rate swap                     (204)         (300)
      Cumulative translation adjustments                    (59)         (925)
                                                        -------         -----

          Accumulated other comprehensive income
            (loss)                                      $ 3,234         $(470)
                                                        =======         =====

NOTE F - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

      In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company has entered into an agreement to outsource these operations to a third-party manufacturer. This realignment is part of the Company's strategic plan of restructuring its operations to achieve greater efficiency. The Company expects the project to be completed in the fourth quarter of fiscal 2004 and generate savings beginning in the 2005 fiscal year. Project costs, primarily severance relating to some 98 employees, are estimated at $1,900,000 and will affect fiscal 2004. During the thirteen and thirty-nine weeks ended February 28, 2004, project costs aggregated $500,000 and $1,700,000, respectively. At February 28, 2004, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $792,000. No loss is expected on the long-lived assets, principally land and building with a net carrying value of $1,059,000 at February 28, 2004.

NOTE G - INVENTORIES

      Inventories consist of the following:

                            February 28,      May 31,
                                2004           2003
                               -------        -------
                                   (in thousands)

      Finished goods           $15,634        $15,738
      Work in process            1,755          1,653
      Raw materials             11,763         11,076
                               -------        -------

                               $29,152        $28,467
                               =======        =======

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE H - LONG-TERM DEBT

      In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of February 28, 2004, the advances aggregated $3,398,000 with the remaining proceeds of $102,000 classified as restricted cash. The Bonds re-price every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.15% per annum at February 28, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 to support outstanding principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

      The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,161,000 at February 28, 2004.

      The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The swap agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The swap agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30 day LIBOR repriced every seven days through May 2022. Since the swap agreement is classified as a cash flow hedge, the fair value of $323,000 has been recorded as a component of accrued liabilities at February 28, 2004, and accumulated other comprehensive income has been decreased by $203,000, net of tax benefit, with no impact on earnings (see Note E). Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense.

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE I - COMMON STOCK

      Under the 1983 and 1984 Stock Option Plans, options for 428,245 shares were exercised at prices ranging from $4.22 to $9.10 per share, options for 1,512 shares were forfeited at $5.63 per share, and no options were granted or expired during the thirty-nine weeks ended February 28, 2004. Under the 1997 AngioDynamics Stock Option Plan, options for 3.58 shares were granted at $60,000 per share, options for .74 shares were forfeited at prices ranging from $40,000 to $60,000 per share, and no options were exercised or expired during the thirty-nine weeks ended February 28, 2004.

      In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 37,400 shares of common stock for approximately $417,000 during the thirty-nine weeks ended February 28, 2004. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

NOTE J - OPERATING SEGMENTS

      The Company is engaged in the manufacture and distribution of a wide variety of products which are classified into two operating segments:
      E-Z-EM products and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. AngioDynamics products include angiographic products and accessories, hemodialysis catheters, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system products, and drainage products used in minimally invasive image-guided therapeutic procedures to treat peripheral vascular disease and other non-coronary disease.

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE J - OPERATING SEGMENTS (continued)

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. Information about the Company's segments is as follows:

                                          Thirteen weeks ended      Thirty-nine weeks ended
                                        ------------------------   -------------------------
                                       February 28,    March 1,    February 28,    March 1,
                                           2004          2003          2004          2003
                                         ---------     ---------     ---------     ---------
                                                           (in thousands)
        Net sales to external
        customers
          E-Z-EM products                $  24,950     $  23,271     $  72,879     $  69,782
          AngioDynamics products            12,223         9,822        34,289        26,491
                                         ---------     ---------     ---------     ---------

        Total net sales to external
        customers                        $  37,173     $  33,093     $ 107,168     $  96,273
                                         =========     =========     =========     =========

        Intersegment net sales
          AngioDynamics products         $     232     $     281     $     647     $     708
                                         ---------     ---------     ---------     ---------

        Total intersegment net sales     $     232     $     281     $     647     $     708
                                         =========     =========     =========     =========

        Operating profit (loss)
          E-Z-EM products                $     233     $    (387)    $     462     $  (1,391)
          AngioDynamics products             1,077           836         3,207         2,190
          Eliminations                          (3)           26             7            66
                                         ---------     ---------     ---------     ---------

        Total operating profit           $   1,307     $     475     $   3,676     $     865
                                         =========     =========     =========     =========

        Net earnings (loss)
          E-Z-EM products                $     548     $     (63)    $   1,095     $    (192)
          AngioDynamics products               684           317         1,597           653
          Eliminations                          (3)           26             7            66
                                         ---------     ---------     ---------     ---------

        Total net earnings               $   1,229     $     280     $   2,699     $     527
                                         =========     =========     =========     =========


                                                                   February 28,     May 31,
                                                                       2004          2003
                                                                     ---------     ---------
                                                                          (in thousands)
      Assets
        E-Z-EM products                                              $ 120,448     $ 112,899
        AngioDynamics products                                          28,161        26,000
        Eliminations                                                   (29,867)      (28,275)
                                                                     ---------     ---------

      Total assets                                                   $ 118,742     $ 110,624
                                                                     =========     =========

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE K - CONTINGENCIES

      On January 6, 2004, Diomed, Inc. filed an action entitled Diomed, Inc. v.
                                                                ---------------
      AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District
      -------------------
      Court for the District of Massachusetts. Diomed's complaint alleges that AngioDynamics has infringed on Diomed's U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (the "elvs Procedure Kit") and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the elvs Procedure Kit. The complaint alleges that AngioDynamics' actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting its training program, and asks for compensatory and treble money damages, reasonable attorneys' fees, costs and pre-judgment interest. The Company believes, based on its analysis of Diomed's patent and a written opinion of non-infringement from its patent counsel, that the products do not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement.

      AngioDynamics has been named as a defendant in an action entitled Duhon,
                                                                        ------
      et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the
                ----------------------------
      District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. ("Medcomp"), designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. AngioDynamics has tendered the defense of the Duhon action to Medcomp. Medcomp has accepted defense of the action.

      As previously reported in the Company's Quarterly Report on Form 10-Q dated November 29, 2003, AngioDynamics had been named as a defendant in an action entitled San Juanita Chapa, et. al plaintiffs vs. Christos Spohn
                      -----------------                        --------------
      Hospital Shoreline, et. al, defendants, case no. 03-60961-1 filed in the
      ------------------
      County Court, Nueces County, Texas on June 30, 2003. On February 4, 2004, this action was dismissed without prejudice.

                          E-Z-EM, Inc. and Subsidiaries

                       February 28, 2004 and March 1, 2003
                                   (unaudited)

NOTE L - POTENTIAL TRANSACTION

      On March 5, 2004 the Company's wholly owned subsidiary, AngioDynamics, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its common stock, which is subject to a number of contingencies, including the effectiveness of the registration statement and final board approval of the terms of the offering. After completion of the IPO, the Company will beneficially own at least 80% of the outstanding shares of the common stock of AngioDynamics. The Company plans to distribute these shares, representing all of its remaining equity interest in AngioDynamics, to its shareholders by February 5, 2005. The Company has received a private letter ruling from the Internal Revenue Service that the distribution ("Distribution") of these shares will be tax-free to the Company and its stockholders. The Company is not obligated to complete the Distribution, and there can be no assurance that either the IPO or the Distribution will occur.

      The Company's financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J. The Company's historical financial statements are not necessarily indicative of the Company's financial position, results of operations and cash flows after completion of the IPO and Distribution described above. During the period between the IPO and the Distribution, the Company will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to its percentage of equity ownership. Upon completion of the Distribution, the Company will report the results of operations for AngioDynamics as a discontinued operation.

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

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. In some cases, forward-looking statements may be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", "predicts", "potential", "continue" or variations of such terms or similar expressions. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Potential Transaction
---------------------

On March 5, 2004 the Company's wholly owned subsidiary, AngioDynamics, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its common stock, which is subject to a number of contingencies, including the effectiveness of the registration statement and final board approval of the terms of the offering. After completion of the IPO, the Company will beneficially own at least 80% of the outstanding shares of the common stock of AngioDynamics. The Company plans to distribute these shares, representing all of its remaining equity interest in AngioDynamics, to its shareholders by February 5, 2005. The Company has received a private letter ruling from the Internal Revenue Service that the distribution ("Distribution") of these shares will be tax-free to the Company and its stockholders. The Company is not obligated to complete the Distribution, and there can be no assurance that either the IPO or the Distribution will occur.

The Company's financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of the Results of Operations and Note J to the Consolidated Financial Statements included herein. The Company's historical financial statements are not necessarily indicative of the Company's financial position, results of operations and cash flows after completion of the IPO and Distribution described above. During the period between the IPO and the Distribution, the Company will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to its percentage of equity ownership. Upon completion of the Distribution, the Company will report the results of operations for AngioDynamics as a discontinued operation.

Quarters ended February 28, 2004 and March 1, 2003
--------------------------------------------------

Our quarters ended February 28, 2004 and March 1, 2003 both represent thirteen weeks.

Results of Operations
---------------------

Segment Overview
----------------

We operate in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, specialty diagnostic tests, and accessory medical products and devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The AngioDynamics operating segment includes angiographic products and accessories, hemodialysis catheters, PTA dilation catheters, thrombolytic products, image-guided vascular access products, endovascular laser venous system products, and drainage products used in minimally invasive image-guided therapeutic procedures to treat peripheral vascular disease and other non-coronary disease.

The following table sets forth certain financial information with respect to our operating segments:

                                      E-Z-EM     AngioDynamics  Eliminations      Total
                                      ------     -------------  ------------      -----
                                                       (in thousands)
Quarter ended February 28, 2004
-------------------------------

 Unaffiliated customer sales         $ 24,950       $ 12,223            --       $ 37,173
 Intersegment sales                        --            232         ($232)            --
 Gross profit (loss)                    9,743          6,654            (3)        16,394
 Operating profit (loss)                  233          1,077            (3)         1,307

Quarter ended March 1, 2003
---------------------------

 Unaffiliated customer sales         $ 23,271       $  9,822            --       $ 33,093
 Intersegment sales                        --            281         ($281)            --
 Gross profit                           8,842          5,068            26         13,936
 Operating profit (loss)                 (387)           836            26            475

E-Z-EM Products

E-Z-EM segment operating results for the current quarter improved by $620,000. The current quarter included $500,000 in plant closing and operational restructuring costs related to the planned closing, later this fiscal year, of our device manufacturing facility in San Lorenzo, Puerto Rico, as well as our heat-sealing operation in Westbury, New York. After the realignment, we will maintain three core manufacturing sites; Westbury, New York and Montreal, Canada for our E-Z-EM segment and Queensbury, New York for our AngioDynamics segment. An expected charge to earnings of $1,900,000 (inclusive of $1,700,000 in charges incurred during the nine months ended February 28, 2004), mainly severance related, will be recorded in the current year as a result of this program.

Excluding the effect of the planned closing of operations discussed above, E-Z-EM segment operating profit increased by $1,120,000 due to increased sales and gross profit and decreased operating expenses. Net sales increased 7%, or $1,679,000, due, in large part, to a decline in distributor rebates, resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted primarily from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $968,000 and increased sales of contract manufacturing products of $337,000. Price increases, excluding the decline in rebates, had minimal effect on net sales for the current quarter. Gross profit, expressed as a percentage of net sales, increased to 39% for the current quarter, from 38% for the comparable quarter of the prior year, due primarily to manufacturing overhead cost reductions and the decline in rebates, partially offset by increased raw material costs and unfavorable changes in sales product mix. Excluding the aforementioned plant closing costs, operating expenses decreased $219,000 due to decreased severance costs of $140,000 and planned reductions in selling and marketing promotional activities, partially offset by $135,000 in costs associated with the previously announced contemplated spin-off of our AngioDynamics subsidiary.

AngioDynamics Products

AngioDynamics segment operating profit improved by $241,000 in the current quarter due to increased sales and gross profit, partially offset by increased operating expenses. Net sales increased 24%, or $2,401,000, due primarily to the introduction of new products in the prior year and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products, introduced last fiscal year, included the Dura-FlowTM chronic hemodialysis catheter and our endovascular laser venous system products for the treatment of severe varicose veins. Price increases accounted for approximately 2% of net sales for the current quarter. Gross profit, expressed as a percentage of net sales, improved to 53% for the current quarter, from 50% for the comparable quarter of the prior year, due primarily to decreased provision for inventory reserves of $132,000, decreased freight costs and sales price increases. Operating expenses increased $1,345,000 due, in large part, to the continued expansion of the domestic sales force, increased activities undertaken to generate an increase in net sales, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended February 28, 2004, we reported net earnings of $1,229,000, or $.12 per common share on both a basic and diluted basis, as compared to net earnings of $280,000, or $.03 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and gross profit in both segments, partially offset by increased operating expenses. Results for the current quarter included $500,000, or $.04 per basic share, in plant closing and operational restructuring costs previously disclosed in the segment overview and gains on the sales of equity investments totaling $657,000, or $.06 per basic share.

Net sales for the quarter ended February 28, 2004 increased 12%, or $4,080,000, as compared to the quarter ended March 1, 2003, due to increased sales of AngioDynamics products of $2,401,000 and E-Z-EM products of $1,679,000, which resulted from the factors previously disclosed in the segment overview. Price increases, excluding the change in rebates, accounted for approximately 1% of net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 12%, or $983,000, for the current quarter from the comparable period of last year due primarily to increased sales of X-ray fluoroscopy products of $425,000, contract manufacturing products of $337,000 and CT imaging contrast and injector systems of $162,000.

Gross profit, expressed as a percentage of net sales, improved to 44% for the current quarter from 42% for the comparable quarter of the prior year due to increased gross profit as a percentage of net sales in both the E-Z-EM and AngioDynamics segments, which resulted from the factors previously disclosed in the segment overview. Our third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages in such quarters.

Selling and administrative ("S&A") expenses were $12,563,000 for the quarter ended February 28, 2004 compared to $11,655,000 for the quarter ended March 1, 2003. This increase of $908,000, or 8%, was due to increased AngioDynamics S&A expenses of $961,000, slightly offset by decreased E-Z-EM S&A expenses of $53,000, which resulted from the factors previously disclosed in the segment overview.

Research and development ("R&D") expenditures remained at 5% of net sales and increased 12% for the current quarter to $2,024,000 from $1,806,000 for the comparable quarter of the prior year due primarily to increased AngioDynamics R&D expenses of $384,000 and general regulatory costs of $119,000, partially offset by decreased spending relating to virtual colonoscopy projects of $289,000. The increase in AngioDynamics R&D expenses was due primarily to expanded efforts to maintain and register AngioDynamics' intellectual property assets and increased personnel in both of AngioDynamics' research and development departments. Of the R&D expenditures for the current quarter, approximately 48% related to AngioDynamics projects, 28% to X-ray fluoroscopy and CT imaging projects, 17% to general regulatory costs, 4% to accessory medical products and devices, 2% to virtual colonoscopy projects and 1% to other projects. R&D expenditures are expected to continue at approximately current levels for the remainder of this fiscal year.

Other income, net of other expenses, totaled $779,000 of income for the current quarter compared to $102,000 of income for the comparable period of last year. This improvement was due primarily to gains on the sales of equity investments totaling $657,000.

For the quarter ended February 28, 2004, our effective tax rate of 41% differed from the Federal statutory tax rate of 34% due primarily to losses incurred at our Puerto Rican subsidiary, which are subject to lower tax rates, and non-deductible expenses, partially offset by the utilization of previously unrecorded capital loss carryforwards. The losses incurred at our Puerto Rican subsidiary resulted from the plan to close this facility and to outsource these operations. For the quarter ended March 1, 2003, our effective tax rate of 51% differed from the Federal statutory tax rate of 34% due primarily to the fact that we did not provide for the tax benefit on losses incurred in a foreign jurisdiction, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Nine months ended February 28, 2004 and March 1, 2003
-----------------------------------------------------

Our nine months ended February 28, 2004 and March 1, 2003 both represent thirty-nine weeks.

Results of Operations
---------------------

Segment Overview
----------------

                                          E-Z-EM     AngioDynamics  Eliminations      Total
                                          ------     -------------  ------------      -----
                                                             (in thousands)
Nine months ended February 28, 2004
-----------------------------------

 Unaffiliated customer sales             $ 72,879       $ 34,289            --       $107,168
 Intersegment sales                            --            647         ($647)            --
 Gross profit                              28,624         18,281             7         46,912
 Operating profit                             462          3,207             7          3,676

Nine months ended March 1, 2003
-------------------------------

 Unaffiliated customer sales             $ 69,782       $ 26,491            --       $ 96,273
 Intersegment sales                            --            708         ($708)            --
 Gross profit                              27,410         14,029            66         41,505
 Operating profit (loss)                   (1,391)         2,190            66            865

E-Z-EM Products

E-Z-EM segment operating results for the current period improved by $1,853,000. Both the current period and the comparative period of the prior year included charges for restructuring and repositioning our company. The current period included $1,700,000 in plant closing and operational restructuring costs related to the planned closing, later this fiscal year, of our device manufacturing facility in San Lorenzo, Puerto Rico, as well as our heat-sealing operation in Westbury, New York. Included in the comparable period of last year were $698,000 in costs associated with our common stock recapitalization, which was completed in the second quarter.

Excluding the effect of the planned closing of operations and the common stock recapitalization costs discussed above, E-Z-EM segment operating results improved by $2,855,000 due to increased sales and gross profit and decreased operating expenses. Net sales increased 4%, or $3,097,000, due, in large part, to a decline in distributor rebates, resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sale increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $2,486,000 and increased sales of contract manufacturing products of $456,000. Price increases, excluding the decline in rebates, had minimal effect on net sales for the current period. Gross profit, expressed as a percentage of net sales, was 39% for both the current period and the comparable period of the prior year. Increased raw material costs and unfavorable changes in sales product mix offset manufacturing overhead cost reductions and the decline in rebates. Excluding the aforementioned plant closing and recapitalization costs, operating expenses decreased $1,641,000 due to planned reductions in selling and marketing promotional activities and decreased severance costs of $441,000, partially offset by $289,000 in costs associated with the previously announced contemplated spin-off of our AngioDynamics subsidiary.

AngioDynamics Products

AngioDynamics segment operating profit improved by $1,017,000 in the current period due to increased sales and gross profit, partially offset by increased operating expenses. Net sales increased 29%, or $7,798,000, due primarily to the introduction of new products in the prior year and the growth in existing products resulting, in large part, from the expansion in the domestic sales force. Successful new products, introduced last fiscal year, included the Dura-FlowTM chronic hemodialysis catheter and our endovascular laser venous system products for the treatment of severe varicose veins. Price increases had minimal effect on net sales for the current period. Gross profit, expressed as a percentage of net sales, was 52% for both the current period and the comparable period of the prior year. Decreased freight costs offset the effects of raw material and manufacturing overhead cost increases. Operating expenses increased $3,235,000 due, in large part, to the continued expansion of the domestic sales force, increased activities undertaken to generate an increase in net sales, investment in new product introductions and increased administrative and research and development expenses.

Consolidated Results of Operations
----------------------------------

For the nine months ended February 28, 2004, we reported net earnings of $2,699,000, or $.26 per common share on both a basic and diluted basis, compared to net earnings of $527,000, or $.05 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current period were favorably affected by increased sales and gross profit in both segments, partially offset by increased operating expenses. Results for the current period included $1,700,000, or $.15 per basic share, in plant closing and operational restructuring costs previously disclosed in the segment overview and gains on the sales of equity investments totaling $993,000, or $.10 per basic share. Results for the comparative period of last year included $698,000, or $.07 per basic share, in costs associated with our common stock recapitalization.

Net sales for the nine months ended February 28, 2004 increased 11%, or $10,895,000, compared to the nine months ended March 1, 2003 due to increased sales of AngioDynamics products of $7,798,000 and E-Z-EM products of $3,097,000, which resulted from the factors previously disclosed in the segment overview. Price increases, excluding the change in rebates, had minimal effect on net sales for the current period. Net sales in international markets, including direct exports from the U.S., increased 6%, or $1,537,000, for the current period from the comparable period of last year due to increased sales of X-ray fluoroscopy products of $563,000, contract manufacturing products of $456,000, CT imaging contrast and injector systems of $378,000 and specialty diagnostic tests of $114,000.

Gross profit expressed as a percentage of net sales increased to 44% for the current period from 43% for the comparable period of the prior year due to the increase in sales of AngioDynamics products, which generally yield higher profit margins than E-Z-EM products.

S&A expenses were $35,710,000 for the nine months ended February 28, 2004 compared to $35,471,000 for the nine months ended March 1, 2003. This increase of $239,000, or 1%, for the current period was due to increased AngioDynamics S&A expenses of $2,407,000, partially offset by decreased E-Z-EM S&A expenses of $2,168,000. Increased AngioDynamics S&A expenses resulted from the factors previously disclosed in the segment overview. Decreased E-Z-EM S&A expenses can be attributed to: i) planed reductions in selling and marketing promotional activities; ii) costs associated with our common stock recapitalization of $698,000 in the comparable period of the prior year; and iii) decreased severance costs of $526,000. E-Z-EM S&A expenses for the current period include $289,000 in costs associated with the previously announced contemplated spin-off of our AngioDynamics subsidiary.

R&D expenditures remained at 5% of net sales and increased 15% for the current period to $5,826,000 from $5,053,000 for the comparable period of the prior year due primarily to increased AngioDynamics R&D expenses of $828,000, general regulatory costs of $277,000 and accessory medical products and devices of $212,000, partially offset by decreased spending relating to X-ray fluoroscopy and CT imaging projects of $276,000 and virtual colonoscopy projects of $228,000. The increase in AngioDynamics R&D expenses is due primarily to expanded efforts to maintain and register AngioDynamics' intellectual property assets and increased personnel in both of AngioDynamics' research and development departments. Of the R&D expenditures for the current period, approximately 45% related to AngioDynamics projects, 29% to X-ray fluoroscopy and CT imaging projects, 17% to general regulatory costs, 4% to virtual colonoscopy projects, 4% to accessory medical products and devices and 1% to other projects.

Other income, net of other expenses, totaled $1,194,000 of income for the current period compared to $516,000 of income for the comparable period of last year. This improvement was due primarily to gains on the sales of equity investments totaling $993,000, partially offset by decreases in foreign currency exchange gains of $312,000.

For the nine months ended February 28, 2004, our effective tax rate of 45% differed from the Federal statutory tax rate of 34% due primarily to losses incurred at our Puerto Rican subsidiary, which are subject to lower tax rates, and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating and capital loss carryforwards. For the nine months ended March 1, 2003, our unusually high effective tax rate of 62% differed from the Federal statutory tax rate of 34% due to non-deductible expenses, resulting, in large part, from our common stock recapitalization.

Liquidity and Capital Resources
-------------------------------

For the nine months ended February 28, 2004, capital expenditures, cash dividends, the purchase of treasury stock, repayments of debt and working capital were funded by cash provided by operations and proceeds from the exercise of stock options. Our policy has generally been to fund operations and capital requirements without incurring significant debt. However, we did elect to finance the AngioDynamics facility expansion. At February 28, 2004, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,182,000 (including $3,290,000 relating to the financing of the AngioDynamics facility expansion), as compared to $4,369,000 at May 31, 2003. We have available $4,497,000 under two bank lines of credit, of which no amounts were outstanding at February 28, 2004.

At February 28, 2004, approximately $19,200,000, or 16%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 4.91 to 1, with working capital of $63,567,000, at February 28, 2004, compared to a current ratio of 4.95 to 1, with working capital of $60,123,000, at May 31, 2003. We believe that our cash reserves as of February 28, 2004, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

During fiscal 2003, we began the expansion of our AngioDynamics headquarters and manufacturing facility in Queensbury, New York, and, as of February 28, 2004, had expended approximately $3,539,000 on this project. We expect this expansion to cost approximately $3,600,000 and to be completed during the fourth fiscal quarter. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among us, the Agency, the Trustee and a bank (the "Bank"). As of February 28, 2004, the advances aggregated $3,398,000 with the remaining proceeds of $102,000 classified as restricted cash. The Bonds re-price every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.15% per annum at February

28, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. We entered into an interest rate swap with the Bank to convert the variable interest rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank and a first mortgage on the land, building and equipment relating to the facility.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. We repurchased 37,400 shares of common stock for approximately $417,000 during the nine months ended February 28, 2004. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2003, the Board of Directors declared a cash dividend of $.25 per outstanding share of our common stock. The dividend was paid on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

Critical Accounting Policies and Use of Estimates
-------------------------------------------------

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our fiscal 2003 Annual Report on Form 10-K. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under "Accounts Receivable" below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. E-Z-EM products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors. All product returns must be pre-approved by us and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. Within the E-Z-EM segment, we record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year.

Deferred revenues related to warranties and extended warranties are $349,000 at February 28, 2004. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing customer credit evaluations and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 23% of our total accounts receivable balance at February 28, 2004 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, we do not believe the credit loss risk to be significant given the distributor's consistent payment history.

Income Taxes

In preparing our financial statements, income tax expense is calculated for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, based primarily on our ability to generate future taxable income. Where their recovery is not likely, we establish a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On an quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At February 28, 2004, our reserve for excess and obsolete inventory was $3,189,000.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate principally using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

Effects of Recently Issued Accounting Pronouncements
----------------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest

Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB completed deliberations of proposed modifications to FIN No. 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. We do not have any variable interest entities that would require consolidation under FIN No. 46. Accordingly, the adoption of these pronouncements has had no current effect on our consolidated financial condition or results of operations.

As of July 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this statement has had no current effect on our financial position or results of operations.

As of August 31, 2003, we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 has had no current effect on our financial position or results of operations.

As of August 31, 2003, we adopted Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. The adoption of EITF 00-21 has had no current effect on our financial position and results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

Risk Factors
------------

The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies in our industry, such as competition, technology, results of pending or future clinical trials, overall economic conditions, general market conditions, foreign currency exchange rate fluctuations and international operations. Additional risks not currently known to us or that we believe are immaterial also may impair our business operations and our liquidity.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline.

Changes in healthcare systems in the U.S. or elsewhere could adversely affect the demand for our products, as well as the way we conduct business. Third-party payors have adopted, and are continuing to adopt, a number of healthcare policies intended to curb rising healthcare costs. These policies include:

      o controls on government-funded reimbursement for healthcare services and price controls on medical products and service providers;

      o challenges to the pricing of medical procedures or limits or prohibitions on reimbursement for specific devices and therapies through other means; and

      o the introduction of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict whether Federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. These policies, or any reductions in the number of authorizations granted for procedures performed using our current and proposed products or in the levels of reimbursement for those procedures, could cause our revenues to decline.

Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the U.S. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, sales of our products outside of the U.S. may decrease and we may fail to achieve or maintain significant non-U.S. sales.

Pricing flexibility is further constrained by the formation of large Group Purchasing Organizations.

Pricing flexibility is further constrained by the formation of large Group Purchasing Organizations ("GPO" or "GPOs") - combinations of hospitals and other large customers to combine purchasing power. Due to the multi-year term of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs' enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with our market competitors, which exclude us, and other GPOs may do so in the future. In many cases, we have continued to sell to individual members of these GPOs on a direct basis, by lowering our pricing. While we continue to sell to individual members of these GPOs on a direct basis, the contracts, if enforced against the GPO members, may adversely affect our sales in the future.

If we fail to adequately protect our intellectual property rights, our business may suffer.

Our success depends in part on obtaining, maintaining and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. These measures may not adequately protect our intellectual property rights.

Our patents may not provide commercially meaningful protection, as competitors may be able to design around our patents to produce alternative, non-infringing designs. Additionally, we may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require our new employees, consultants and corporate partners to execute confidentiality agreements, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

If third parties claim that our products infringe their intellectual rights, we may be forced to expend significant financial resources and management time defending against such actions and our results of operations could suffer.

Third parties may claim that our products infringe on third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patents or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management's time and effort. Such claims could also cause our customers or potential customers to purchase competitors' products or defer or limit their purchase or use of our affected products until resolution of the claim.

In January 2004, Diomed, Inc. filed an action against AngioDynamics alleging that its endovascular laser venous system ("elvs") products for the treatment of severe varicose veins infringe on a patent held by Diomed for a laser system that competes with the elvs products. Diomed's complaint seeks injunctive relief and compensatory and treble damages. If Diomed is successful in this action, our results of operations could suffer.

If we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process takes at least nine to 12 months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

      o     timely and accurately identify new market trends;

      o     accurately assess customer needs;

      o minimize the time and costs required to obtain regulatory clearance or approval;

      o     adopt competitive pricing;

      o     timely manufacture and deliver products;

      o accurately predict and control costs associated with the development, manufacturing and support of our products; and

      o     anticipate and compete effectively with our competitors' efforts.

Market acceptance of our products depends in part on our ability to demonstrate that our products are cost-effective and easier to use, as well as offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, factors which may affect our operations.

We believe that government regulation, private sector programs and reimbursement policies will continue to change the worldwide healthcare industry, potentially resulting in further business consolidations and alliances. As such, the market dynamics and competitive environment are subject to rapid change, factors which may affect our growth plans and operating results.

The adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than anticipated.

Our growth strategy involves investing a portion of our financial, management and other resources on the further development of a unique product set for use in virtual colonoscopy. However, to date, the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than anticipated. We believe this is principally due to the present lack of private and public reimbursement standards for virtual colonoscopy screening. Additionally, the American Cancer Society ("ACS") has not yet included virtual colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the virtual colonoscopy market and our position in it.

The market potential for Reactive Skin Decontamination Lotion is uncertain.

The market potential for Reactive Skin Decontamination Lotion ("RSDL"), a product for which we have exclusive manufacturing rights, is subject to a number of uncertainties. One factor is the nature of the military procurement process itself -- a lengthy bureaucratic process that often requires product modifications before substantial orders are placed. Another factor is uncertainty surrounding the threat from chemical weapons as instruments of terror, making it difficult to quantify the potential of the civilian emergency service organization market. These and other factors may have an impact on RSDL sales in the future.

Our AngioDynamics business may be harmed if interventional cardiologists perform more of the procedures that interventional radiologists and vascular surgeons currently perform.

We market and sell our AngioDynamics products primarily to interventional radiologists and vascular surgeons, who currently perform a large percentage of minimally-invasive, image-guided interventional procedures for peripheral vascular disease. Many of AngioDynamics' competitors have focused their sales efforts on the cardiology market for interventional procedures. Since AngioDynamics has focused its sales and marketing efforts on interventional radiologists and vascular surgeons, its competitors may have advantages over AngioDynamics for sales to cardiologists. Consequently, if cardiologists perform more of the procedures currently performed by interventional radiologists and vascular surgeons, AngioDynamics' revenues may decline and its business may be harmed.

If we cannot obtain approval from governmental agencies, we will not be able to sell our products.

Our products are subject to extensive regulation in the U.S. and in foreign countries where they are sold. Unless an exemption applies, each product that we wish to market in the U.S. must receive either 510(k) clearance or premarket approval from the Food & Drug Administration ("FDA") before the product can be sold. Either process can be lengthy and expensive. The FDA's 510(k) clearance procedure, also known as "premarket notification," is the process used for our current products. This process usually takes from four to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the products. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval may take numerous clinical trials and require the filing of numerous amendments over time. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the U.S. or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact our results of operations and financial position. Although we entered into an interest rate swap with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or other market risk management tools. There have been no material changes with respect to market risk previously disclosed in the fiscal 2003 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at February 28, 2004, our assets and liabilities would increase or decrease by

$3,473,000 and $547,000, respectively, and our net sales and net earnings would increase or decrease by $2,435,000 and $227,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at February 28, 2004, our pre-tax earnings would be favorably or unfavorably impacted by approximately $391,000 on an annual basis.

Interest Rate Risk
------------------

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of February 28, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $7,195,000. The bonds bear interest at a floating rate established weekly. For the nine months ended February 28, 2004, the after-tax interest rate on the bonds approximated .9%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $72,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $892,000 at February 28, 2004, a change in interest rates would not materially impact results of operations or financial position. At February 28, 2004, we maintained variable interest rate financing of approximately $3,290,000 in connection with the AngioDynamics facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of February 28, 2004, we have available $4,497,000 under two working capital bank lines of credit. Advances under these lines of credit will bear interest at an annual rate indexed to either LIBOR or prime. We will thus be exposed to interest rate risk with respect to these credit facilities to the extent that interest rates rise when there are amounts outstanding under these facilities.

Item 4. Controls and Procedures
        -----------------------

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended February 28, 2004.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information

Item 1. Legal Proceedings
        -----------------

AngioDynamics has been named as a defendant in an action entitled Duhon, et. al
                                                                  -----
v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of
   ----------------------------
Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. ("Medcomp"), designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. AngioDynamics has tendered the defense of the Duhon action to Medcomp. Medcomp has accepted defense of the action.

As previously reported in the Company's Quarterly Report on Form 10-Q dated November 29, 2003, AngioDynamics had been named as a defendant in an action entitled San Juanita Chapa, et. al plaintiffs vs. Christos Spohn Hospital
         ------------------                       -----------------------
Shoreline, et. al, defendants, case no. 03-60961-1 filed in the County Court,
---------
Nueces County, Texas on June 30, 2003. On February 4, 2004, this action was dismissed without prejudice.

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

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
    --------

No.                              Description                             Page
---                              -----------                             ----

 3.1     Restated Certificate of Incorporation of the Registrant, as
         amended                                                          (a)

 3.2     Bylaws of the Registrant, as amended                             (b)

No.                                Description                                    Page
---                                -----------                                    ----
31.1     Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (Anthony A. Lombardo)                                                     38

31.2     Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (Dennis J. Curtin)                                                        39

32.1     Certification pursuant to Title 18, United States Code, Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Anthony A. Lombardo)                                         40

32.2     Certification pursuant to Title 18, United States Code, Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Dennis J. Curtin)                                            41

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

(b) Reports on Form 8-K
    -------------------

The following reports on Form 8-K were filed during the quarter ended February 28, 2004:

We filed a Form 8-K dated January 8, 2004 reporting information under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item
12. Results of Operations and Financial Condition" announcing our results of operations for the quarter ended November 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        E-Z-EM, Inc.
                                        -------------------------------------
                                        (Registrant)


Date April 8, 2004                      /s/ Anthony A. Lombardo
     -------------------                -------------------------------------
                                        Anthony A. Lombardo, President,
                                        Chief Executive Officer and Director


Date April 8, 2004                      /s/ Dennis J. Curtin
    -------------------                 --------------------------------------
                                        Dennis J. Curtin, Senior Vice
                                        President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)