Form 10-K
period 2004-05-29
EZ EM INC
filed 2004-08-27
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 29, 2004
                                               ------------

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 1-11479
                                               ---------

                                 E-Z-EM, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                 11-1999504
        -------------------------------                 -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

   1111 Marcus Avenue, Lake Success, New York                   11042
   ------------------------------------------              ----------------
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

                               Yes |_|    No |X|

The aggregate market value of the registrant's common stock held by non-affiliates on November 28, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $51,439,000. Such aggregate market value is computed by reference to the closing sale price of the registrant's common stock as reported on the American Stock Exchange on such date.

As of August 4, 2004, there were 10,738,107 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders to be held October 26, 2004 are incorporated by reference in Part III of this Form 10-K Report.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part I:
------

      Item l.  Business                                                        4

      Item 2.  Properties                                                     25

      Item 3.  Legal Proceedings                                              26

      Item 4.  Submission of Matters to a Vote of Security Holders            26

Part II:
-------

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                            27

      Item 6.  Selected Financial Data                                        28

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            29

      Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk                                                    45

      Item 8.  Financial Statements and Supplementary Data                    46

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            46

      Item 9A. Controls and Procedures                                        46

Part III:
--------

      Item 10. Directors and Executive Officers of the Registrant             47

      Item 11. Executive Compensation                                         51

      Item 12. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                 55

      Item 13. Certain Relationships and Related Transactions                 58

      Item 14. Principal Accountant Fees and Services                         59

Part IV:
-------

      Item 15. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    60

                                     Part I
                                     ------


Item 1. Business
        --------

(a)   General Development of Business
      -------------------------------

Overview

We develop, manufacture and market medical diagnostic and therapeutic products through two business segments.

o E-Z-EM Business Segment ("E-Z-EM") - E-Z-EM is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the gastrointestinal system.

o AngioDynamics Business Segment ("AngioDynamics") - Our subsidiary, AngioDynamics, Inc., is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designs, develops, manufactures and markets a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

We have been in business for more than 42 years. Our global headquarters are located at 1111 Marcus Avenue, Suite LL-26, Lake Success, N.Y. 11042.

History

We were founded in 1961 by Howard Stern and Phillip Meyers, M.D. to develop and market a unit dose product for delivering barium sulfate to patients as a contrast medium for the X-ray visualization of the gastrointestinal ("GI") tract and the detection of colorectal cancer and other GI-related diseases. The Stern-Meyers product was considered to be a major innovation that virtually eliminated cross contamination in lower GI examinations. The product also established E-Z-EM's brand among radiologists around the world.

In 1983, we were organized in Delaware and completed an initial public offering. In 1985, we acquired Therapex, a Canadian manufacturer of barium sulfate, creating enhanced manufacturing capacity and providing a platform for our contract manufacturing operations. In 1988, we founded AngioDynamics to service new procedures being developed by interventional radiologists. In 2000, we launched a strategic plan to expand our two business segments beyond their core product lines to serve the growing market for new diagnostic imaging techniques and technologies and for preventative and minimally invasive healthcare.

Recent Developments

During fiscal year 2004, E-Z-EM net sales increased 5%, or $4,926,000, to $100,609,000 due, in large part, to a decline in distributor rebates, resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted from increased sales of computed tomography ("CT") imaging contrast products, particularly our CT smoothie lines, and CT injector systems totaling $4,466,000 and increased sales of virtual colonoscopy products of $1,088,000.

During fiscal year 2004, AngioDynamics net sales increased by $10,687,000, or 29%, to $48,162,000 due to new product introductions, the expansion of our domestic sales force and increased sales in our existing product lines. Sales of hemodialysis catheters for fiscal year 2004 increased by $4,013,000 compared to fiscal year 2003 principally due to our introduction of the DURA-Flow(TM) chronic hemodialysis catheter in September 2002. Our VenaCure(TM) products, devices used in the treatment of varicose veins, were introduced in June 2002 and accounted for $3,550,000 of the increase in net sales for fiscal year 2004. Sales of angiographic products and accessories, image-guided vascular access products, PTA dilation catheters and thrombolytic products in the aggregate accounted for $3,315,000 of the increase in net sales for fiscal year 2004.

On May 27, 2004, our AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, and on June 18, 2004, AngioDynamics received proceeds of $2,992,000, net of financing costs. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

On August 17, 2004, our Board of Directors approved the distribution of our entire equity interest in AngioDynamics (the "Distribution"), which will be made to our shareholders on October 30, 2004. We have received a private letter ruling from the Internal Revenue Service that the Distribution will be tax-free to us and our shareholders. We believe that positioning AngioDynamics as an independent public company will allow it greater access to capital and flexibility to take advantage of business opportunities that may arise.

Our financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of the Results of Operations in Item 7 of this report and Note R to the Consolidated Financial Statements included herein. Our historical financial statements are not necessarily indicative of our financial position, results of operations and cash flows after completion of the Distribution described above. During the period between the IPO and the Distribution, we will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to our percentage of equity ownership. Upon completion of the Distribution, we will report the results of operations for AngioDynamics as a discontinued operation.

Unless the context requires otherwise, all references herein to a particular year are references to our fiscal year, which concludes on the Saturday nearest to May 31st.

(b)   Financial Information About Industry Segments
      ---------------------------------------------

Our businesses are categorized into two operating segments: E-Z-EM and AngioDynamics. The following table sets forth revenues from external customers by operating segment for the last three fiscal years:

                                                                  $ in thousands
--------------------------------------------------------------------------------
Fiscal Year                           2004              2003              2002
--------------------------------------------------------------------------------
E-Z-EM                              $100,609          $ 95,683          $ 92,288
AngioDynamics                         48,162            37,475            29,845
--------------------------------------------------------------------------------
Total                               $148,771          $133,158          $122,133
================================================================================

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note R to the Consolidated Financial Statements included herein, which information is incorporated by reference into this Item 1 (b).

(c)   Narrative Description of Business
      ---------------------------------

E-Z-EM SEGMENT

General

We are a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the gastrointestinal system. We are also a third-party contract manufacturer, a business that enables us to leverage our capacity in quality control, process, automation and manufacturing.

The entire business is focused in the following general areas:

o     X-Ray Fluoroscopy

o     CT Imaging

o     Contract Manufacturing

o     Virtual Colonoscopy

o     Gastroenterology

o     Accessory Medical Devices

Virtually all of our E-Z-EM products are cleared for sale in the U.S. Certain E-Z-EM products are cleared for sale in the European Community, Japan and other major countries.

The following table sets forth revenues from external customers for our primary business areas for the last three fiscal years:

                                          2004            2003            2002
                                        --------        --------        --------
                                                      (in thousands)

X-Ray Fluoroscopy                       $ 40,810        $ 40,639        $ 42,200
CT Imaging                                34,398          29,932          25,478
Contract Manufacturing                     9,218           9,981          10,196
Accessory Medical Devices                  5,351           5,392           5,260
Gastroenterology                           4,246           3,877           3,459
Virtual Colonoscopy                        3,698           2,610           2,197
Other                                      2,888           3,252           3,498
                                        --------        --------        --------

                                        $100,609        $ 95,683        $ 92,288
                                        ========        ========        ========

In 2004, we exited the specialty diagnostic test business, formally known as Enteric Products, Inc., selling our equipment and inventory holdings and transferring our technology in several products to Scimedx Corporation for a long-term continuing royalty agreement.

GI Disease and Colorectal Cancer

The GI system is one of the most complex in the human body. It processes food, extracts nutrients and passes wastes and involves all major body parts and organs used in chewing, swallowing, digestion, absorption and defecation. Digestive glands also provide moisture, lubrication, emulsification and enzymes for digestion of proteins, carbohydrates and fats.

Diseases of the GI tract are considered to be the second most prevalent after cardiac diseases. According to the National Institute of Diabetes and Digestive and Kidney Diseases, 60 to 70 million people each year are affected by digestive disease, leading to more than 190,000 deaths, 10 million hospitalizations (equal to 13 percent of all hospitalizations), 6 million diagnostic and therapeutic procedures (equal to 14 percent of all procedures), 50 million physician office visits, 1.4 million people with disabilities, and costs of $107 billion, including $87 billion in direct medical costs and $20 billion in indirect costs (e.g., disability and mortality). Colorectal cancer is the second most common cancer in the U.S., striking 150,000 people annually and causing 60,000 deaths, according to the American Society of Colon and Rectal Surgeons.

We believe there are four major healthcare trends that will cause a significant shift in spending from direct care to screening and early detection and preventative treatment of GI disease:

o Research - Research has shown that colorectal cancer and other GI diseases have higher cure rates if caught early. As a result, the American Cancer Society recommends that Americans age 50 or older should be screened on a regular basis and, in 1998, Medicare began reimbursing for colorectal cancer screening utilizing GI contrast X-ray examinations, as well as other GI related procedures.

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

X-Ray Fluoroscopy

GI X-ray contrast media has been our principal business for more than 42 years. The use of barium sulfate as a contrast medium for X-rays is still the most common method used by radiologists for diagnostic imaging of the GI tract. A standard X-ray takes a photograph of bones (hard tissue). When contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; is biologically inert, insoluble in water and chemically stable. Compared to endoscopic procedures, X-ray fluoroscopy with barium sulfate contrast can be safer, less expensive and provide increased visualization, depending upon the condition being diagnosed.

We believe we have the most comprehensive line of barium sulfate formulations. We market approximately 30 fluoroscopy formulations in approximately 85 SKUs. Formulations focus on five key areas - pharynx, esophagus, stomach and small intestine and large intestine (colon) - and are packaged in oral, enema, liquid and powder forms, in different sizes. Each formulation and size is designed to meet the radiologist's need to optimize visualization of the condition under diagnosis while improving patient comfort and management. Based upon sales, we believe that we are the leading manufacturer of these contrast media.

We have an ongoing program to develop new formulations, to extend the GI diagnostic power of X-ray fluoroscopy and to enhance the effectiveness of our existing formulations. In recent years, we introduced Entero Vu(TM) 24% to provide improved visualization during small bowel studies and Varibar(R), the first family of barium sulfate contrast for the X-ray diagnosis of dysphagia. Varibar(R) provides a range of viscosity barium suspensions from juice to honey to pudding to evaluate a patient's ability to swallow liquid and solid materials of differing viscosities and volumes, resulting in consistent, repeatable radiographic results. More than 10 million Americans are estimated to have some degree of swallowing disorder.

We also sell accessory medical devices for use in X-ray procedures, such as empty enema administration kits and components.

CT Imaging

CT imaging is an increasingly important technology for the diagnostic imaging of the GI tract. CT takes a rapid stream of X-ray photographs from different angles. Through computerization, this block of data is used to create two- and three-dimensional images of bone and other hard tissue, and soft tissue when contrast media is introduced inside the body. CT is significantly more expensive than X-ray fluoroscopy, but as the cost of the technology declines and utilization increases, per procedure costs are expected to decline. Radiologists typically employ barium sulfate contrast media for thoracic, abdominal and pelvic studies to mark the GI tract, while water-soluble contrast media are typically used for vascular studies.

We believe we have the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. We market 11 formulations in 14 SKUs under our Esopho-CAT(R), E-Z-CAT(R) and Readi-CAT(R) Smoothie lines. Early in fiscal 2005, we introduced VoLumen(TM), the next generation low density barium sulfate suspension for use as an oral contrast in Multidetector CT (MDCT) and PET/CT studies. VoLumen is designed to overcome the limitations of water and higher-density positive oral contrasts currently used in these studies, and allows for the simultaneous MDCT investigation of all organs, vasculature, and surrounding structures of the abdominal/pelvic region. The entire CT contrast line consists of formulations that are packaged as a liquid or powder for oral use and in various sizes from unit dose to multi-dose for department administration convenience and economy. Each formulation and size is designed to meet the radiologist's need for consistent performance in lumen marking and transit through the GI tract, while maintaining optimal patient comfort and management.

We also address the CT market with our Empower line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. Our injectors EmpowerCT(R) and EmpowerCTA(R) with EDA(TM) technology aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. Empower injectors are comprised of an electromechanical injector, a consumable syringe, and a disposable EDA detector patch.

Based upon sales, we believe that, in the U.S., we are the leading manufacturer of CT barium contrast media and the third largest manufacturer of CT injectors.

Virtual Colonoscopy

Virtual colonoscopy, or colonography, employs a CT scanner and three-dimensional imaging software to look inside the body without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium sulfate (barium enema). We support the virtual colonoscopy marketplace with a complete suite of trademarked products:

o NutraPrep(TM) is a pre-packaged, low-residue patient food system that provides a nutritionally sound diet for the day prior to an exam while minimizing the amount of retained fecal material.

o LoSo Prep(TM) is a relatively mild, low sodium, patient colon cleanser. LoSo Prep and other E-Z-EM laxative products are marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema), virtual or optical colonoscopy or surgery.

o Tagitol V(TM) is a next generation radiopaque marker that blends into stool as it forms. Tagitol V provides immediate, visible identification of retained feces via comparative density analysis, enhancing the accurate detection of pathology and helping to reduce the potential for false positive/negative results.

o PROTOCO2L(TM) is an automated insufflation system that delivers carbon dioxide into the colon to achieve optimal distention for better visualization and greater patient comfort.

o InnerviewGI(TM) is an application software that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI was jointly developed with Vital Images, Inc., which develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis, surgical and therapy planning. We market InnerviewGI to our core customer base and contribute the system to the physician educational seminars we sponsor, referring all sales leads generated to Vital Images. We will receive a royalty on future sales of InnerviewGI, and expect to continue to contribute to product development.

We are marketing our virtual colonoscopy products as a more patient-friendly procedure to encourage screening. We believe patients, when given the choice, prefer virtual colonoscopy because it is less invasive than optical colonoscopy and more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual colonoscopy is gaining academic and clinical acceptance.

Gastroenterology

We are leveraging our core competency in GI imaging to expand on our presence in the gastroenterology market. Our product offerings to this market include the Suction Polyp Trap(TM), E-Z-Guard(TM) mouthpieces, as well as other medical devices. We have also begun to market several virtual colonoscopy products, the LoSo Prep(TM) bowel cleanser and NutraPrep(TM) pre-procedure meal plan product lines, to gastroenterologists for use in optical colonoscopy procedures. In 2003, we entered into a strategic alliance with 3CMP Company for the commercialization of its Electrogastrogram Analyzer for unexplained nausea -- a product now marketed under the E-Z-EM trade name Visipace(TM) electrogastrogram analyzer. In 2004, we began distributing a hydrogen breath analyzer under the E-Z-EM trade name H2 Score(TM) Breath Meter. H2 Score is a convenient hand held screening tool for lactose malabsorption. We believe we are well positioned to continue building our presence in this market.

Accessory Medical Devices

We develop, manufacture and market consumable and non-consumable radiological medical devices, such as entry biopsy needles and trays, mammography wipes and related accessories.

Contract Manufacturing

Contract manufacturing focuses on four product areas:

o Diagnostic Contrast Media - We manufacture an oral iodinated contrast medium for a third party.

o Pharmaceuticals - This includes products for dermatology, sunscreen lotions and creams, and cough and cold medicines.

o Cosmetics - This includes anti-aging and moisturizer skin care products, as well as topical liquids.

o Defense Decontaminants - This includes a lotion that neutralizes and destroys chemical warfare ("CW") agents. We have a long-term agreement with O'Dell Engineering Ltd. ("O'Dell") of Cambridge, Ontario, Canada, to commercialize a product line known as Reactive Skin Decontaminant Lotion ("RSDL"). RSDL is a liquid decontamination lotion that reacts very rapidly with deadly CW agents, chemically neutralizing them into a non-toxic mix within a matter of seconds. The product is able to neutralize a wide variety of CW agents, and is also being evaluated as a decontaminant for other toxins. RSDL may potentially be used to decontaminate all skin surfaces, including the eyes, nose, mouth and hair, and is being tested for safety in open wounds. RSDL has also been observed to improve the seal of breathing devices such as gas masks, whereas powder based absorbent materials typically used in these systems can have an opposite effect. RSDL is currently in use with all service branches of the Canadian Armed Forces, as well as the armed forces of Australia, Ireland, and the Netherlands, among others. The U.S. Army is currently conducting final configuration testing of the product. We are the exclusive manufacturer of RSDL and may assist in future product development. The U.S. Food and Drug Administration ("FDA") issued 510(k) clearance for RSDL in March 2003.

      Developed by the Defense Research Establishment of the Canadian Department of National Defense, RSDL is patented by the Canadian government, which has entered into an exclusive licensing agreement with O'Dell that remains in effect until the expiration of all patents. Patents have been issued for RSDL in the U.S., Canada and more than a dozen European countries.

E-Z-EM Research and Development and Engineering

We believe that the success of our business is due to our ability to improve and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures. To support these activities, we operate an E-Z-EM Research and Development ("R&D") department with a staff of 12 and a product Engineering department with a staff of 11. To take advantage of synergies and efficiencies, and in anticipation of the relocation of our powder manufacturing from our facility in Westbury, N.Y. to our facility in Montreal, Canada, the Westbury R&D laboratory was closed and all formulation R&D activities now occur at our Montreal facility.

o The Montreal R&D laboratory specializes in liquid and powder barium sulfate contrast formulations. Capabilities include the ability to alter barium sulfate particle size and concentration for optimal imaging characteristics, suspension stabilization, coating or non-coating properties depending on the application, flavoring modification, and expertise in analytic, organic and physical chemistry, including colloidal suspensions.

o The Engineering department (in Westbury, N.Y.) specializes in FDA Class 2 Medical Device development, manufacturing and regulation for hardware and disposables. Capabilities include mechanical, electrical and software design.

We have a new product steering committee to review and evaluate all new product ideas. Furthermore, we have instituted a product development project management process to incorporate all disciplines, including sales and marketing, to ensure that we accurately capture the markets' needs. This team approach is responsible for developing new projects under all applicable design control validation procedures throughout the various stages of product development. These procedures include bench testing, animal testing, biocompatibility testing, human use testing conducted by independent physicians, and post initial test market surveillance of product performance. The feedback we receive throughout the process, and especially from the physicians, is used to confirm product functionality, safety and effectiveness before commencing full scale marketing.

We conduct clinical research studies to support our product development activities and also to evaluate post market performance, particularly in comparison to competitive products in the market. We manage and monitor the clinical studies performed by investigators and institutions to study the clinical outcome of our products. In addition to offering administrative support and funding, our clinical applications team assists investigators in writing protocols, and collecting and analyzing data when necessary.

In 2004, we entered into a joint development agreement with Berlex Laboratories, a U.S. affiliate of Schering AG, for the development of the ULTRAVIST(R) Glass Pre-filled Cartridge (PFC). Under the agreement, we will adapt our EmpowerCT(R) injector system to permit the use of the ULTRAVIST Glass PFC, a program expected to be completed in fiscal 2006.

Our E-Z-EM research and development expenditures totaled $4,467,000, $4,267,000 and $4,269,000 in 2004, 2003 and 2002, respectively.

E-Z-EM Sales and Marketing

We also believe that the success of our business is due to the effectiveness of our sales, marketing and distribution infrastructure.

In North America, our E-Z-EM products are sold through a sales force of 35 (including three regional managers), many of whom began their careers as X-ray or CT technologists or had other specialized training before joining our company. The sales force calls on the 1,500 major hospitals in North America where approximately 25,000 radiologists and an increasing number of gastroenterologists work.

We promote our E-Z-EM products through exhibits at major medical conventions worldwide. We also utilize advertising in select medical journals and trade publications, direct mail campaigns and web site sponsorships, and sponsorship of continuing medical education seminars in virtual colonoscopy to reach our target markets. In 2004, we supported 13 such courses, which trained over 230 physicians in virtual colonoscopy. Each course typically lasts for two days and consists of didactic lectures and hands-on training sessions focused on performing and interpreting virtual colonoscopy examinations. In 2004, we introduced a value-added marketing program for virtual colonoscopy, by which qualified customers receive comprehensive marketing support materials for use in promoting their practices.

We also maintain relationships with approximately 154 distributors, who are used primarily for fulfillment.

Outside North America, our E-Z-EM products are marketed through a sales force of
15. We market and distribute directly in the United Kingdom, Benelux and Tokyo, Japan, reaching major hospitals in these markets. Independent distributors are used in all other markets, such as GE Medical in Central and Eastern Europe, Bracco in Italy, and Astra in Scandinavia. Significant sales are made in the United Kingdom, Holland, Japan, Italy, Germany, Australia, Austria, Sweden and Spain. Foreign distributors are generally granted exclusive distribution rights, where permissible by applicable law, and some hold governmental product registrations in their names. New registrations are filed in our name when permissible under applicable law.

E-Z-EM Competition

We believe that our contrast systems are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. We face competition in the domestic contrast systems market primarily from Mallinckrodt, a division of Tyco International Ltd., Nycomed Amersham and Bracco. Significant competition exists outside of the U.S. We compete primarily on the basis of product quality, customer service, and the availability of a full line of barium sulfate formulations tailored to user needs, while maintaining competitive pricing.

The radiology procedures for which we provide products complement, as well as compete with, procedures such as colonoscopy and endoscopy. Such procedures involve direct visual inspection of the GI tract by a gastroenterologist using a flexible fiber optic instrument inserted into the patient. The use of gastroenterology procedures has been growing in both upper and lower GI examinations, as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs that successfully treat ulcers and other gastrointestinal disorders has tended to reduce the need for upper GI tract X-ray examinations.

We also compete in the medical device radiology market, which is highly competitive. To our knowledge, no single company, domestic or foreign, competes with us across all of our medical device product lines. In electromechanical injectors and syringes, our main competitors are Medrad, a division of Schering AG, and Liebel-Flarsheim, a division of Mallinckrodt. In needles and trays, we compete with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co., as well as other competitors. We also encounter competition for our other medical device products.

Significant Customers

Sales to SourceOne Healthcare Technologies, Inc. ("SourceOne"), which is a distributor of our E-Z-EM products, were 20% of our total net sales for 2004. In November 2002, Platinum Equities, LLC completed the acquisitions of Diagnostic Imaging Inc. and the Health Care Products division of Phillips Medical Systems, Inc. and merged these companies, who were significant customers of ours in prior years, into a newly formed subsidiary, SourceOne.

ANGIODYNAMICS SEGMENT

General

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases. The business addresses seven key areas:

o     Angiographic Products and Accessories

o     Hemodialysis Catheters

o     VenaCure(TM) Products

o     PTA Dilation Catheters

o     Image-Guided Vascular Access Products

o     Thrombolytic Products

o     Drainage Products

Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of peripheral vascular disease and other non-coronary diseases. All AngioDynamics products discussed below are cleared for sale in the U.S. by the FDA.

The following table sets forth revenues from external customers for seven key AngioDynamics product areas for the last three fiscal years:

                                                2004         2003         2002
                                              -------      -------      -------
                                                        (in thousands)

    Angiographic Products and Accessories     $15,456      $13,356      $12,542
    Hemodialysis Catheters                     13,381        9,368        6,225
    VenaCure(TM) Products                       5,656        2,106
    PTA Dilation Catheters                      3,410        3,046        2,384
    Image-Guided Vascular Access Products       3,309        2,655        1,867
    Thrombolytic Products                       3,135        2,938        2,771
    Drainage Products                           1,362        1,310        1,103
    Other                                       2,453        2,696        2,953
                                              -------      -------      -------

                                              $48,162      $37,475      $29,845
                                              =======      =======      =======

Our principal competitive advantages are our dedicated market focus, established brands and innovative products. We believe our dedicated focus enhances patient care and engenders loyalty among our customers. As a provider of interventional devices for over a decade, we believe we have established AngioDynamics as a recognized brand in our target markets. We collaborate frequently with leading interventional physicians in developing our products and rely on these relationships to further support our brands. AngioDynamics' chief executive officer is the only business executive from the medical device industry to serve on the Strategic Planning Committee of the Society of Interventional Radiology. This appointment provides us with knowledge of emerging clinical trends, high visibility among interventional physicians and opportunities to understand and influence the evolution of interventional therapies. In addition, we believe our relationships with interventional physicians are critical to our continued success given that these physicians typically have considerable influence over purchasing decisions.

Peripheral Vascular Disease

Peripheral vascular disease (or PVD) encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms or non-cardiac organs become narrowed, obstructed or ballooned. Structural deterioration in the blood vessels due to aging and the accumulation of atherosclerotic plaque results in restricted or diminished blood flow. Common symptoms include numbness, tingling, persistent pain or cramps in the extremities and deterioration of organ function, such as renal failure or intestinal malabsorption. Common PVDs include venous insufficiency, a malfunction of one or more valves in the leg veins, which often leads to painful varicose veins and/or potentially life-threatening blood clots, and abdominal aortic aneurysms, or AAA, a ballooning of the aorta, which can lead to a potentially fatal rupture. Individuals who are over age 50, smoke, are overweight, have lipid (i.e., cholesterol) disorders, are diabetic or have high blood pressure are at the greatest risk of developing PVD.

Peripheral Interventional Medicine

Peripheral interventional medicine involves the use of minimally invasive, image-guided procedures to treat peripheral vascular and other non-coronary diseases. In these procedures, x-rays, ultrasound, MRI and other diagnostic imaging equipment are used to guide tiny instruments, such as catheters, through blood vessels or the skin to treat diseases. Increasing use of these techniques has accompanied advances in device designs and imaging technologies that enable physicians to diagnose and treat peripheral disorders in a much less invasive manner than traditional open surgery. Interventional procedures are generally less traumatic and less expensive, as they involve less anesthesia, smaller incisions and quicker recovery times.

Peripheral interventional procedures are performed primarily by physicians specially trained in minimally invasive, image-guided techniques. This group of interventional physicians includes interventional radiologists, vascular surgeons and others. Interventional radiologists are board certified radiologists who are fellowship trained in image-guided, percutaneous (through the skin) interventions. These physicians historically have developed many interventional procedures, including balloon angioplasty, vascular stenting and embolization, and perform the majority of peripheral interventional procedures. There are currently more than 5,000 interventional radiologists in the U.S. performing over four million procedures annually. Vascular surgeons have traditionally been trained for open surgical repair of arterial and venous disorders. A large number are now increasingly performing interventional procedures. Accredited vascular surgery training programs now generally require instruction in interventional, image-guided peripheral vascular procedures. Increasingly, interventional radiologists and vascular surgeons are forming joint practices to capture additional patient referrals by providing a broader range of interventional treatments. Other physicians who perform peripheral interventional procedures include interventional cardiologists and interventional nephrologists.

Angiographic Products and Accessories

Angiographic products and accessories are used during virtually every peripheral vascular interventional procedure. These products permit interventional physicians to reach targeted locations within the vascular system to deliver contrast media for visualization purposes and therapeutic agents and devices, such as stents or PTA balloons. Angiographic products consist primarily of angiographic catheters, but also include entry needles and guidewires that are specifically designed for peripheral interventions, and fluid management products.

We manufacture three lines of angiographic catheters that are available in over 500 tip configurations and lengths, either as standard items or made to order.

o SOFT-VU(R). Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy.

o ANGIOPTIC(TM). The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

o Accu-Vu(TM). The Accu-Vu is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Sizing catheters are used primarily in preparation for aortic aneurysm stent-grafts, percutaneous balloon angioplasty, peripherally-placed vascular stents and vena cava filters.

o AQUALiner(TM). In October 2003, we introduced the AQUALiner, a technologically advanced guidewire. This guidewire is used to provide access to difficult to reach locations in interventional procedures requiring a highly lubricious wire. The AQUALiner guidewire incorporates proprietary advanced coating technology that allows smooth, frictionless navigation.

o 4F Accu-Vu(TM). In January 2004, we introduced our 4F Accu-Vu sizing angiographic catheter for use in determining the length and diameter of a vessel in preparation for performing endovascular procedures, such as abdominal aneurysm (AAA) stent graft placement, percutaneous balloon angioplasty, peripherally placed vascular stents, or vena cava filters.

o Mariner(TM). In May 2004, we launched our Mariner hydrophilic-coated angiographic catheter. It uses our patented SOFT-VU catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

We offer several angiographic accessories to support our core angiographic catheter line. These products include standard entry needles and uncoated, Teflon-coated and hydrophilic-coated guidewires. We also manufacture several lines of products used to administer fluids and contain blood and other biological wastes encountered during an interventional procedure. Our major competitors in the peripheral angiographic market are Boston Scientific Corporation, Cook Incorporated, and Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.

Hemodialysis Catheters

We market a complete line of hemodialysis catheters that provide short- and long-term vascular access for hemodialysis patients. Hemodialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end stage renal disease, or ESRD. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Hemodialysis machines are used to treat this condition. Hemodialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of every hemodialysis patient.

We market a complete line of hemodialysis catheters for short- and long-term vascular access for the hemodialysis patient. We currently offer five high flow hemodialysis catheters that enable blood to be cleaned in a shorter period of time than other similar catheters.

o SCHON(R). The SCHON chronic hemodialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The SCHON is for long-term use.

o MORE-FLOW(TM). The MORE-FLOW chronic hemodialysis catheter permits easier insertion and delivers high flow rates. The material conforms well to the vessel anatomy, resulting in higher patient tolerance during extended use. The MORE-FLOW is for long-term use.

o DURA-Flow(TM). The DURA-Flow chronic hemodialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The DURA-Flow chronic hemodialysis catheter is for long-term use.

o SCHON XL(R). The SCHON XL acute hemodialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. The SCHON XL is for short-term use.

o DYNAMIC Flow(TM). Our DYNAMIC Flow chronic hemodialysis catheter is designed for long-term use in dialysis patients. It features a Durathane shaft that offers higher chemical resistance than polyurethane, simplifying site care requirements. The DYNAMIC Flow also features a split tip design and a proximal shaft that reduces the chance of kinking after it reaches placement. The DYNAMIC Flow is currently offered in limited markets in the U.S.

Boston Scientific, C.R. Bard, Inc., Kendall Healthcare Products, a subsidiary of Tyco International Ltd., and Medical Components, Inc., or Medcomp, are our major competitors in the development, production and marketing of hemodialysis catheters.

VenaCure(TM) Products

Our VenaCure(TM) products, which were known as endovascular laser venous system, or elvs, products until August 2004, are used in endovascular laser procedures. These procedures are a less invasive alternative to vein stripping for the treatment of venous insufficiency of the greater saphenous vein. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure(TM) products, laser energy is used to stop the source of the pressure by delivering energy to collapse and destroy the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser, disposable components and training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a Sheath-Lok laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing kit.

We purchase the laser and laser fiber used in our Precision 810 and Precision 980 VenaCure(TM) products from biolitec, Inc. Under our agreement with biolitec, we have non-exclusive license to sell the biolitec laser and laser fiber components to interventional radiologists and vascular surgeons in the U.S. and Canada. Our agreement with biolitec expires in March 2007. biolitec sells its ELVeS 810 and ELVeS 980, which are substantially identical to the lasers in our Precision 810 and Precision 980, to customers other than interventional radiologists and vascular surgeons in the U.S. and Canada and distributes those products without restriction in the rest of the world. In the future, biolitec may also market its ELVeS 810 and ELVeS 980 to the interventional radiology and vascular surgery marketplace in the U.S. and Canada. Our VenaCure(TM) laser is one of only four laser systems that are cleared for sale in the U.S. by the FDA and is the only laser system built and serviced in the U.S.

Competition for the treatment of venous insufficiency includes surgical vein stripping treatments, radiofrequency (RF) ablation, which we believe is more expensive and time consuming than laser treatment, and other laser treatments of the greater saphenous vein. The leading provider for RF ablation is VNUS Medical Technologies, Inc. Companies competing in the laser segment include biolitec, Diomed, Inc., Dornier MedTech GmbH and Vascular Solutions, Inc.

PTA Dilation Catheters

PTA (percutaneous transluminal angioplasty) procedures are used to open blocked blood vessels and hemodialysis access sites using a catheter that has a balloon at its tip. When the balloon is inflated, the pressure flattens the blockage against the vessel wall to improve blood flow. PTA is now the most common method for opening a blocked vessel in the heart, legs, kidneys or arms. Our PTA dilation balloons include:

o WORKHORSE(TM). Our WORKHORSE product is a high-pressure balloon catheter offered in 54 configurations. While the WORKHORSE can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed hemodialysis access sites.

o WORKHORSE II(TM). In January 2004, we introduced the WORKHORSE II, a low-profile, high-pressure, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter. We have enhanced the WORKHORSE features to improve product performance during declotting procedures for hemodialysis access sites.

In addition to our catheters, in April 2004, we introduced ANGIOFLOW(TM), a catheter-based flow meter that we believe is the first device to measure blood flow in hemodialysis access sites during an access site clearing procedure. The capability to measure blood flow allows interventional physicians to evaluate the efficacy of an access site clearing procedure while performing the procedure, thus likely improving the outcome and decreasing repeat procedures.

Boston Scientific, Cordis, Cook and C.R. Bard are our primary competitors in the PTA dilation market.

Image-Guided Vascular Access Products

Image-guided vascular access, or IGVA, involves the use of advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central circulatory system. Delivery to the central system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. IGVA procedures include the placement of percutaneously inserted central catheter, or PICC, lines, implantable ports and central venous catheters, or CVCs.

Our IGVA products include:

o Chemo-Port(R). The Chemo-Port maximizes options for patients with difficult and/or complex venous access needs. The port lock system is easy to attach and provides a secure connection.

o Chemo-Cath(R). The Chemo-Cath, a central venous access catheter system, provides easy placement, safety and comfort to the patient.

o Micro Access Sets. Our micro access sets provide interventional physicians with a smaller introducer system for minimally invasive procedures.

o V-Cath PICC Lines(R). These PICC lines are for short- or long-term peripheral access to the central venous system for intravenous therapy or blood sampling.

o Morpheus(TM) CT PICC. These PICC lines provide short- or long-term peripheral access to the central venous system for intravenous therapy and blood sampling. They are constructed of a biocompatible and durable material called Durathane and have increased stiffness from the proximal end to the distal end, which provides ease of use and enhanced patient safety and comfort. These products are intended for use with CT injectors, allowing physicians to use an existing PICC for both medications and CT imaging, avoiding the need for an additional access site. They were approved by the FDA and launched throughout the U.S. in July 2004.

Our competitors in this market include Arrow International, Inc., Boston Scientific, Cook, C.R. Bard, Deltec, Inc., a subsidiary of Smiths Group plc, and Medcomp.

Thrombolytic Products

Thrombolytic catheter products are used to deliver thrombolytic agents, drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheter products include:

o PULSE*SPRAY(R) and UNI*FUSE(TM) catheters. Our PULSE*SPRAY and UNI*FUSE catheters improve the delivery of thrombolytic agents by providing a controlled, forceful, uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. We believe that these slits reduce the amount of thrombolytic agents and time necessary for the procedure, resulting in cost savings and improved patient safety.

o SPEEDLYSER(TM). In March 2004, we introduced our SPEEDLYSER thrombolytic catheter, which is used to effectively deliver thrombolytic agents into obstructed dialysis grafts. This new catheter features PULSE*SPRAY slit technology that simplifies catheter insertion and drug delivery.

Our primary competitors in this market include Boston Scientific, Cook and Micro Therapeutics, Inc.

Drainage Products

Drainage products percutaneously drain abscesses and other fluid pockets. An abscess is a tender inflamed mass that typically must be drained by a physician.

Our line of drainage products consists of our ABSCESSION(TM) general drainage catheters and ABSCESSION(TM) biliary drainage catheters. These products feature our proprietary soft catheter material that is designed for patient comfort. These catheters also recover their shape if bent or severely deformed when patients roll over and kink the catheters during sleep.

Our primary competitors for drainage products include Boston Scientific, Cook and C.R. Bard.

AngioDynamics Research and Development

The future success of our AngioDynamics business will depend in part on its ability to continue to develop new products and enhance existing products. We recognize the importance of, and intend to continue to make investments in, research and development.

AngioDynamics' research and product development teams work closely with its sales force to incorporate customer feedback into its development and design process. AngioDynamics believes that it has a reputation among interventional physicians as being a good partner for product development because of its tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

AngioDynamics research and development expenditures totaled $3,552,000, $2,509,000 and $1,951,000 for 2004, 2003 and 2002, respectively.

AngioDynamics Sales and Marketing

We focus our AngioDynamics sales and marketing efforts on interventional radiologists and vascular surgeons. There are over 5,000 interventional radiologists and 2,000 vascular surgeons in the U.S. We educate these physicians on the clinical efficacy, performance, ease of use, value and other advantages of our AngioDynamics products.

We sell our AngioDynamics products through a direct sales force in the U.S. and a network of distributors in international markets. As of May 29, 2004, we employed 35 direct sales persons, five regional sales managers and a vice president of sales. In non-U.S. markets, as of May 29, 2004, we had a network of 32 distributors, including three of our wholly owned subsidiaries, and sold our products in 33 markets. We support our distributors with clinical support staff and regional sales personnel, as well as by developing and funding promotional programs and materials.

We promote our AngioDynamics products through medical society meetings that are attended by interventional radiologists, vascular surgeons, interventional cardiologists and interventional nephrologists. Our attendance at these meetings is one of the most important methods we use to communicate with our customers. At these meetings, we receive direct feedback from customers and present new ideas and products. Our attendance at these meetings also reflects our support and commitment to the medical societies, as these societies rely on industry participation and support in order to effectively hold these meetings. The support we provide includes sponsorship of medical society research foundations, general financial support for holding these meetings, and special awards to physicians and others.

AngioDynamics Competition

We encounter significant competition across our AngioDynamics product lines and in each market in which our AngioDynamics products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. Our competitors range from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, which may offer non-surgical therapies for conditions that are currently or intended to be treated using our products. Our primary device competitors include: Boston Scientific, Cook, Cordis, C.R. Bard, Diomed, Medcomp and VNUS Medical. Medcomp supplies us with all of our hemodialysis catheters, but also competes with us by selling MORE-FLOW catheters, which we buy from them on a non-exclusive basis, and other hemodialysis catheters that we do not license from them. Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than do we. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Competitors may also obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

We believe that our AngioDynamics products compete primarily on the basis of their quality, ease of use, reliability, physician familiarity and cost-effectiveness. Generally, our AngioDynamics products are sold at higher prices than those of our competitors. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties, and maintain sufficient inventory to meet customer demand.

GENERAL CORPORATE INFORMATION

The following information applies to both our E-Z-EM and AngioDynamics segments.

Backlog

At July 31, 2004, we had a backlog of unfilled customer orders of $5,132,000, compared to a backlog of $4,278,000 at July 31, 2003. We expect all backlog at July 31, 2004 will be filled during fiscal 2005. The changes in backlog are not necessarily indicative of comparable variations in sales or earnings. Backlog by reportable operating segment is as follows:

                                                           July 31,     July 31,
                                                             2004         2003
                                                           --------     --------
                                                              (in thousands)

   E-Z-EM                                                   $5,106      $4,113
   AngioDynamics                                                26         165
                                                            ------      ------

   Total                                                    $5,132      $4,278
                                                            ======      ======

Research and Development

Our research and development expenditures totaled $8,019,000, $6,776,000 and $6,220,000 for 2004, 2003 and 2002, respectively.

Raw Materials and Supplies

Most of the barium sulfate for our X-ray fluoroscopy and CT imaging products is supplied by a number of European and U.S. manufacturers, with a minor portion being supplied by E-Z-EM Canada Inc., our wholly owned subsidiary, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates. We believe that these sources should be adequate for our foreseeable needs.

We have generally been able to obtain adequate supplies of all raw materials and components for our business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect operations.

Patents and Trademarks

We believe that success in both the E-Z-EM and AngioDynamics product segments is dependent, in part, on patent protection and the proprietary nature of our technology. We intend to file and prosecute patent applications for our technology and in jurisdictions where we believe that patent protection is effective and advisable. Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the U.S. and other appropriate jurisdictions.

Notwithstanding the foregoing, the patent positions of pharmaceutical and medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will be circumvented by a more basic patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

If a third party files a patent application relating to an invention claimed in our patent application, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine who owns the patent. Such proceeding could involve substantial uncertainties and cost, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be upheld as valid in court.

Third parties may claim that our products infringe on their patents and other intellectual property rights. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management's time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim.

In January 2004, Diomed filed an action against AngioDynamics alleging that its VenaCure(TM) products for the treatment of varicose veins infringe on a patent held by Diomed. Diomed's complaint seeks injunctive relief and compensatory and treble damages. If Diomed is successful in this action, our results of operations could suffer. See Item 3 of this report for a description of this action.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions.

We believe that a good trademark can help establish brand recognition and awareness for our company and our products. We intend to file and prosecute trademark applications for certain trademarks and in certain jurisdictions where we believe that registered trademark protection is effective and advisable. We have registered numerous trademarks in the U.S. and certain foreign jurisdictions. Because the registration of trademarks in the U.S. and foreign countries can be expensive, we also rely on common law protection for certain trademarks.

The laws of foreign countries generally do not protect our proprietary rights to the same extent, as do the laws of the U.S. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA and, in some instances, state authorities and foreign governments.

U.S. Regulation

In the U.S., before a pharmaceutical or medical device product can be introduced into the market, a manufacturer must either register the product with the FDA or obtain clearance or approval from the FDA.

We manufacture and market both pharmaceutical products and medical devices. Our pharmaceutical products, such as contrast agents used in X-Ray fluoroscopy and CT imaging procedures, are registered with the FDA. Our medical devices have been cleared and approved by the FDA.

The FDA clearance and approval processes for pharmaceuticals or medical devices are expensive, uncertain and lengthy, and a number of products for which approval or clearance has been sought by other companies have never been approved for marketing. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any product on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

If and when FDA marketing clearance or approvals are granted for a drug or device, the products and their manufacture are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and the MedWatch and Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their drug or device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The labeling and promotion activities with respect to products are subject to scrutiny by the FDA, and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the marketing for unapproved new indications or uses.

The products manufactured by us are subject to the Quality System Regulations. Drug and device manufacturers are required to register their facilities and list their facilities with the FDA and certain state agencies. Every phase of production, including raw materials, components and subassemblies, manufacturing, testing, quality control, labeling, traceability after distribution, and follow-up and reporting of complaint information is governed by FDA regulations. The FDA periodically conducts inspections of manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Non-compliance with applicable

FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

We believe that we are in compliance, in all material respects, with all applicable FDA regulatory requirements for our products.

Non-U.S. Regulation

Internationally, our products have been registered and approved in each foreign country where such registration and approval is required to market and sell our products. Some of the regulatory requirements in foreign countries are similar to those in the U.S. for product approval and maintenance of such approval. However, the regulatory review process may vary greatly from country to country.

In some cases, we rely on our non-U.S. distributors to obtain registration and approval for our products in a particular foreign jurisdiction.

Non-U.S. sales of pharmaceuticals and medical devices manufactured in the U.S. that are not approved or cleared by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA's regulatory procedures.

We believe that we are in compliance, in all material respects, with all applicable regulatory requirements in those countries where our products are sold.

Other

We are subject to various Federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, Federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other Federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect on our ability to do business.

Environmental

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and Federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, we are registered with the New York State Board of Pharmacy. These include laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emissions, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. Although we believe that we have complied with these laws and regulations in all material respects and to date have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental regulations in the future.

We operate several facilities within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site due to ground water investigations conducted on Long Island during the 1980's. Due to the broad area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability we may have. Further, it has not been alleged that we contributed to the contamination, and it is our belief that we have not done so.

Employees

As of May 29, 2004, we employed 759 persons, 152 of whom are covered by various collective bargaining agreements. Collective bargaining agreements covering 87 and 62 employees expire in December 2004 and December 2005, respectively. We consider employee relations to be satisfactory.

(d)   Financial Information Regarding Foreign and Domestic Operations and Export
      --------------------------------------------------------------------------
      Sales
      -----

We derived about 25% of our sales from customers outside the U.S. during 2004. Operating profit margins on export sales are somewhat lower than domestic sales margins. Our domestic operations bill third-party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales to Canadian customers, which are made by E-Z-EM Canada, are billed in local currency. Third-party sales to Japanese customers, which are made by our Japanese subsidiary, are also billed in local currency.

As of May 29, 2004, we employed 285 persons involved in the developing, manufacturing and marketing of products internationally. Our product lines are marketed through approximately 142 foreign distributors to 83 countries outside of the U.S.

The net sales of each geographic area and the long-lived assets attributable to each geographic area are set forth in Note R to the Consolidated Financial Statements included herein, which information is incorporated by reference into this Item 1 (d).

Item 2. Properties
        ----------

Our global headquarters, located in Lake Success, New York, consist of leased offices aggregating 17,312 square feet. We also occupy two facilities located in Westbury, New York, of which we own one and lease the other, containing an aggregate of 163,800 square feet and used for manufacturing E-Z-EM products, warehousing and administration. AngioDynamics owns a 68,352 square-foot facility in Queensbury, New York used for manufacturing, warehousing and administration. We also occupy manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, of which we own one and lease the other, containing an aggregate of 109,950 square feet. We also own a 29,120 square-foot building in Debert, Nova Scotia and both own and lease land encompassing our barium sulfate mining operation in Nova Scotia.

Item 3. Legal Proceedings
        -----------------

AngioDynamics and E-Z-EM have been named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in
-------------     -----------------------------------
the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. We have tendered the defense of the Duhon action to Medcomp and Medcomp has accepted defense of the action. Based upon our prior experience with Medcomp, we expect Medcomp to honor its indemnification obligation to AngioDynamics if it is unsuccessful in defending this action.

On January 6, 2004, Diomed, Inc. filed an action against AngioDynamics entitled Diomed, Inc., vs. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S.
------------      -------------------
District Court for the District of Massachusetts. Diomed's complaint alleges that AngioDynamics has infringed on Diomed's U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the "VenaCure(TM) Procedure Kit") and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the VenaCure(TM) Procedure Kit. The complaint alleges that AngioDynamics' actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting training programs, and asks for compensatory and treble money damages, reasonable attorneys' fees, costs and pre-judgment interest. AngioDynamics believes that the product does not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on AngioDynamics' behalf to defend this action.

We are party to other claims, legal actions and complaints that arise in the ordinary course of our business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

                                     Part II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

Through October 22, 2002, our Class A common stock and Class B common stock were traded on the American Stock Exchange ("AMEX") under the symbols "EZM.A" and "EZM.B", respectively. On October 22, 2002, we completed a recapitalization merger under which our Class A common stock and Class B common stock were combined into a single, newly created class of common stock that began trading on the AMEX on that date under the symbol "EZM". The following table sets forth, for the periods indicated, the high and low sale prices for each class of common stock as reported by the AMEX.

                                                 Common                  Class A                 Class B
                                           ------------------      ------------------      ------------------
                                            High         Low        High         Low        High         Low
                                           ------      ------      ------      ------      ------      ------
   Fifty-two weeks ended May 29, 2004
   ----------------------------------

   Fourth Quarter .....................    $20.65      $14.52
   Third Quarter ......................     21.50       11.45
   Second Quarter .....................     14.95       10.38
   First Quarter ......................     11.90        8.11

   Fifty-two weeks ended May 31, 2003
   ----------------------------------

   Fourth Quarter .....................    $10.80      $ 6.70
   Third Quarter ......................      8.90        7.10
   Second Quarter .....................      9.25        7.55      $ 8.00      $ 6.35      $ 8.15      $ 6.40
   First Quarter ......................                             10.95        7.05        8.75        6.91

As of August 4, 2004 there were 393 registered holders of our common stock.

During fiscal 2003, no dividends were declared. During the first quarter of fiscal 2004, our Board of Directors declared a cash dividend on our common stock at the rate of $.25 per share. During the first quarter of fiscal 2005, the Board of Directors declared a cash dividend on our common stock at the rate of $.30 per share. We will continue to evaluate our dividend policy on an ongoing basis. Any future dividends are subject to our Board of Directors' review of operations and financial and other conditions then prevailing.

On November 1, 2003, we issued 2,000 shares of common stock to our Chairman of the Board, Howard S. Stern, and 1,000 shares of common stock to each of our following directors: Robert J. Beckman, Michael A. Davis, Paul S. Echenberg, James L. Katz, Donald A. Meyer, David P. Meyers and George P. Ward. On January 24, 2004, we issued 500 shares of common stock to Robert J. Beckman. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the shares were issued only to our directors in transactions not involving any public offering.

Item 6. Selected Financial Data
        -----------------------

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002, and the consolidated balance sheet data as of May 29, 2004 and May 31, 2003, are derived from the audited consolidated financial statements that are included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended June 2, 2001 and the fifty-three weeks ended June 3, 2000, and the consolidated balance sheet data as of June 1, 2002, June 2, 2001 and June 3, 2000, are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of "Notes to Financial Statements" for a description of the method that we used to compute our historical basic and diluted earnings per common share.

                                                                      Fifty-two weeks ended                 Fifty-three
                                                    ----------------------------------------------------    weeks ended
                                                     May 29,       May 31,        June 1,        June 2,       June 3,
                                                      2004          2003           2002           2001          2000
                                                    --------      --------       --------       --------      --------
                                                                   (in thousands, except per share data)
Income statement data:
  Net sales (1) ..........................          $148,771      $133,158       $122,133       $113,286      $113,868
  Gross profit (1) .......................            65,858        57,796         51,285         45,692        47,805
  Operating profit .......................             7,221         3,829          1,906          3,525         8,599
  Earnings before income
    taxes and minority
    interest .............................             9,923         4,238          2,431          3,637         9,234
  Net earnings ...........................             6,726         2,741            585          3,286         5,965
  Earnings per common
    share
      Basic ..............................               .65           .27            .06            .33           .60
      Diluted ............................               .63           .26            .06            .32           .58
  Weighted average common
    shares
      Basic ..............................            10,344        10,048          9,848          9,881        10,013
      Diluted ............................            10,625        10,419         10,160         10,145        10,314

                                                     May 29,       May 31,        June 1,        June 2,       June 3,
                                                      2004          2003           2002            2001         2000
                                                    --------      --------       --------       --------      --------
                                                                              (in thousands)
Balance sheet data:
  Working capital ........................          $ 88,636      $ 60,123       $ 56,746       $ 56,184      $ 51,434
  Cash, certificates of
    deposit and short-
    term debt and equity
    securities ...........................            26,947        17,965         24,064         18,139        13,634
  Total assets ...........................           142,536       110,624        102,281         97,455        99,085
  Long-term debt, less
    current maturities ...................             3,278         3,470            327            408           453
  Stockholders' equity ...................           111,775        88,602         83,522         81,004        80,034

----------
(1) For fiscal 2000, these amounts have been retroactively restated to reflect the reclassifications of freight billed to customers, from selling and administrative expenses to net sales, and related freight costs, from selling and administrative expenses to cost of goods sold, pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted in fiscal 2001.

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

Overview
--------

We develop, manufacture and market medical diagnostic and therapeutic products through two business segments.

o E-Z-EM Business Segment ("E-Z-EM") - E-Z-EM is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the gastrointestinal system.

o AngioDynamics Business Segment ("AngioDynamics") - Our subsidiary, AngioDynamics, Inc., is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designs, develops, manufactures and markets a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

Recent Transaction and Potential Transaction
--------------------------------------------

On May 27, 2004, our AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, and on June 18, 2004, AngioDynamics received proceeds of $2,992,000, net of financing costs. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

On August 17, 2004, our Board of Directors approved the distribution of our entire equity interest in AngioDynamics (the "Distribution"), which will be made to our shareholders on October 30, 2004. We have received a private letter ruling from the Internal Revenue Service that the Distribution will be tax-free to us and our shareholders. We believe that positioning AngioDynamics as an independent public company will allow it greater access to capital and flexibility to take advantage of business opportunities that may arise. We have entered into three agreements with AngioDynamics - a master separation and distribution agreement, a corporate agreement and a tax allocation and indemnification agreement - that relate to our relationship with AngioDynamics both now and after the separation of AngioDynamics from our company.

Our financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of the Results of Operations and Note R to the Consolidated Financial Statements included herein. Our historical financial statements are not necessarily indicative of our financial position, results of operations and cash flows after completion of the Distribution described above. During the period between the IPO and the Distribution, we will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to our percentage of equity ownership. Upon completion of the Distribution, we will report the results of operations for AngioDynamics as a discontinued operation.

Results of Operations
---------------------

Our fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002 represent fifty-two weeks.

Segment Overview
----------------

We operate in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, gastroenterology products and accessory medical devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The E-Z-EM operating segment accounted for 68% of net sales for 2004, as compared to 72% for 2003 and 76% for 2002. The AngioDynamics operating segment, which includes angiographic products and accessories, hemodialysis catheters, VenaCure(TM) products, PTA dilation catheters, image-guided vascular access products, thrombolytic products, and drainage products used in minimally invasive, image-guided procedures to treat peripheral vascular disease and other non-coronary diseases, accounted for 32% of net sales for 2004, as compared to 28% for 2003 and 24% for 2002. The E-Z-EM operating segment reported operating profits of $2,099,000 and $544,000 for 2004 and 2003, respectively, and an operating loss of $425,000 for 2002. The AngioDynamics operating segment reported operating profits of $5,122,000, $3,238,000 and $2,389,000 for 2004, 2003 and 2002, respectively.

The following table sets forth certain financial information with respect to our operating segments:

                                              E-Z-EM        AngioDynamics         Eliminations           Total
                                              ------        -------------         ------------           -----
                                                                       (in thousands)
Fiscal year ended May 29, 2004
------------------------------

   Unaffiliated customer sales               $ 100,609        $  48,162                  --            $ 148,771
   Intersegment sales                               --              893               ($893)                  --
   Gross profit                                 40,057           25,801                  --               65,858
   Operating profit                              2,099            5,122                  --                7,221

Fiscal year ended May 31, 2003
------------------------------

   Unaffiliated customer sales               $  95,683        $  37,475                  --            $ 133,158
   Intersegment sales                               --              959               ($959)                  --
   Gross profit                                 37,887           19,862                  47               57,796
   Operating profit                                544            3,238                  47                3,829

Fiscal year ended June 1, 2002
------------------------------

   Unaffiliated customer sales               $  92,288        $  29,845                  --            $ 122,133
   Intersegment sales                               --            1,045             ($1,045)                  --
   Gross profit (loss)                          35,786           15,557                 (58)              51,285
   Operating profit (loss)                        (425)           2,389                 (58)               1,906

E-Z-EM Products

E-Z-EM segment operating profit for 2004 increased by $1,555,000 compared to 2003. Both the 2004 and 2003 results included charges for restructuring and repositioning our company. The 2004 results included $1,771,000 in plant closing and operational restructuring costs related to the closing of our device manufacturing facility in San Lorenzo, Puerto Rico, as well as our heat-sealing operation in Westbury, New York. We expect the project to generate projected annual pre-tax savings of $1,900,000 beginning in 2005. During 2005, we plan to further streamline our operations, specifically by moving our powder-based barium production to our state-of-the-art manufacturing facility in Montreal, Canada. We expect the project to take 12 months to complete, and should generate projected annual pre-tax savings of $2,200,000 beginning in 2006. An expected pre-tax charge to earnings of $2,800,000, approximately half of which is severance related, will be recorded in 2005 as a result of this program. The 2003 results included $709,000 in costs associated with our common stock recapitalization, which combined two classes of common stock into one class and which was completed in the second quarter of 2003.

Excluding the effect of the closing of operations and the common stock recapitalization costs discussed above, E-Z-EM segment operating profit increased by $2,617,000 due to increased sales and gross profit and decreased operating expenses. Net sales increased 5%, or $4,926,000, to $100,609,000 due, in large part, to a decline in distributor rebates resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT smoothie lines, and CT injector systems totaling $4,466,000 and increased sales of virtual colonoscopy products of $1,088,000. Price increases, excluding the decline in rebates, had minimal effect on net sales in 2004. Gross profit expressed as a percentage of net sales was 40% for both 2004 and 2003. Increased raw material costs and unfavorable changes in sales product mix offset manufacturing overhead cost reductions and the decline in rebates. Excluding the aforementioned plant closing and recapitalization costs, operating expenses decreased by $447,000 due to planned reductions in selling and marketing promotional activities and decreased severance costs of $503,000, partially offset by 365,000 in costs associated with the previously announced contemplated spin-off of our AngioDynamics subsidiary and increased research and development (R&D) expenses of $200,000.

E-Z-EM segment operating results for 2003 improved by $969,000 compared to 2002. Both the 2003 and 2002 results included charges for restructuring and repositioning our company. The 2003 results included $709,000 in costs associated with our common stock recapitalization. The 2002 results included $1,393,000 in restructuring costs related to the closing of our Japanese manufacturing facility in December 2001. During 2003, we recorded an additional charge to operations of $116,000 relating to the closing of this facility.

Excluding the effect of the recapitalization costs and the Japanese facility closing discussed above, E-Z-EM segment operating results improved by $401,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 4%, or $3,395,000, to $95,683,000 due primarily to increased sales of CT imaging contrast products, such as Readi-Cat(R) and our CT Smoothie lines, and CT injector systems. Sales growth in these product areas, as well as in our Varibar(R) dysphagia line, offset decreased sales of barium sulfate products resulting from the continuing decline in use of traditional X-ray fluoroscopy procedures. Price increases had minimal effect on net sales in 2003. Gross profit expressed as a percentage of net sales improved to 40% for 2003 from 39% for 2002, due primarily to favorable changes in sales product mix, lower freight costs and commission revenue of $388,000 earned in 2003. Excluding the aforementioned recapitalization costs and facility closing costs, operating expenses increased by $1,700,000 due to increased selling and marketing infrastructure and promotional activities to support our EmpowerCT injector system and virtual colonoscopy products, and increased severance costs of $564,000.

AngioDynamics Products

AngioDynamics segment operating profit for 2004 improved by $1,884,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased by $10,687,000, or 29%, to $48,162,000 due to new product introductions, the expansion of our domestic sales force and increased sales in our existing product lines. Sales of hemodialysis catheters for 2004 increased by $4,013,000 compared to 2003 principally due to our introduction of the DURA-Flow(TM) chronic hemodialysis catheter in September 2002. Our VenaCure(TM) products, devices used in the treatment of varicose veins, were introduced in June 2002 and accounted for $3,550,000 of the increase in net sales for 2004. Sales of angiographic products and accessories, image-guided vascular access products, PTA dilation catheters and thrombolytic products in the aggregate accounted for $3,315,000 of the increase in net sales for 2004. Price increases had minimal effect on net sales in 2004. Gross profit expressed as a percentage of net sales improved to 53% for 2004 from 52% for 2003, due to increased sales volume, favorable sales product mix and improved manufacturing efficiencies. Operating expenses increased $4,055,000 due to the continued expansion of our domestic sales force, increased marketing and promotional activities, investment in new product introductions, and increased administrative and R&D expenses.

AngioDynamics segment operating profit for 2003 improved by $849,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased by $7,630,000, or 26%, to $37,475,000 due to the introduction of new products and the growth in existing products resulting, in large part, from the expansion in our domestic sales force. Successful new products included our VenaCure(TM) product for the treatment of severe varicose veins and the DURA-Flow(TM) chronic hemodialysis catheter. Price increases had minimal effect on net sales in 2003. Gross profit expressed as a percentage of net sales improved to 52% for 2003 from 50% for 2002, due to improved manufacturing efficiencies at our Queensbury facility, lower freight costs and decreased provision for inventory reserves of $100,000. The improved manufacturing efficiencies, resulted, in large part, from increased automation in the manufacture of angiographic catheters, WORKHORSE(TM) PTA balloon catheters and biliary stents. Operating expenses increased $3,456,000 due, in large part, to the expansion of the domestic sales force, investment in new product introductions and increased administrative and R&D expenses.

Certain financial information, including net sales, depreciation and amortization, net earnings (loss), assets and capital expenditures attributable to each operating segment, is set forth in Note R to the Consolidated Financial Statements included herein.

Consolidated Results of Operations
----------------------------------

We reported net earnings of $6,726,000, or $.65 and $.63 per common share on a basic and diluted basis, respectively, for 2004, as compared to net earnings of $2,741,000, or $.27 and $.26 per common share on a basic and diluted basis, respectively, for 2003, and net earnings of $585,000, or $.06 per common share on both a basic and diluted basis, respectively, for 2002. As compared to 2003, results for 2004 were favorably affected by increased sales and gross profit in both industry segments, partially offset by increased operating expenses. Results for 2004 included $1,771,000 pre-tax, or $.15 per basic share, in plant closing and operational restructuring costs previously disclosed in the segment overview and gains on the sales of non-core equity investments totaling $2,622,000, or $.25 per basic share. Results for 2003 included $709,000, or $.07 per basic share, in costs associated with our common stock recapitalization.

Results for 2003 were favorably affected by increased sales and improved gross profit in both industry segments, partially offset by increased operating expenses in both industry segments. Results for 2003 included $709,000, or $.07 per basic share, in costs associated with our common stock recapitalization. Results for 2002 included $1,393,000 in restructuring costs related to the closing of our Japanese manufacturing facility in December 2001, which reduced earnings for that year by $.14 per basic share. During 2003, we recorded an additional charge to operations of $116,000, or $.01 per basic share, relating to the closing of this facility. Excluding the effect of the recapitalization costs and the Japanese facility closing, net earnings for 2003 improved by $1,588,000, or $.15 per basic share, compared to 2002.

Net sales increased 12%, or $15,613,000, to $148,711,000 for 2004, and 9%, or
$11,025,000, to $133,158,000 for 2003. Net sales for 2004 were favorably affected by increased sales of AngioDynamics products of $10,687,000 and E-Z-EM products of $4,926,000, which resulted from the factors previously disclosed in the segment overview. Price increases accounted for less than 1% of net sales for 2004. Net sales for 2003 were favorably affected by increased sales of AngioDynamics products of $7,630,000 and E-Z-EM products of $3,395,000, which resulted from the factors previously disclosed in the segment overview. Price increases had minimal effect on net sales in 2003.

Net sales in international markets, including direct exports from the U.S., increased 1%, or $330,000, to $37,411,000 for 2004 and 4%, or $1,391,000, to
$37,081,000 for 2003. For 2004, increased sales of CT imaging contrast and injector systems of $914,000 and X-ray fluoroscopy products of $308,000 were partially offset by decreased sales of contract manufacturing products of $795,000. The increase in 2003 was primarily due to increased sales of CT imaging contrast and injector systems of $885,000 and X-ray fluoroscopy products of $537,000.

Gross profit expressed as a percentage of net sales was 44% for 2004, as compared to 43% for 2003 and 42% for 2002. The percentage improvement in gross profit for 2004 and 2003 was due to increased gross profit in both the AngioDynamics and E-Z-EM segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $48,847,000 for 2004, $47,075,000 for 2003 and $41,766,000 for 2002. The increase for 2004 compared to
2003 of $1,772,000, or 4%, was due to increased AngioDynamics S&A expenses of $3,012,000, partially offset by decreased E-Z-EM S&A expenses of $1,240,000. The increase in AngioDynamics S&A expenses was primarily due to the continued expansion of our domestic sales force, increased marketing and promotional activities, investment in new product introductions, and increased administrative expenses. Decreased E-Z-EM S&A expenses resulted from planned reductions in selling and marketing promotional activities, costs associated with our common stock recapitalization of $709,000 in 2003, and decreased severance costs of $539,000, partially offset by 365,000 in costs associated with the previously announced contemplated spin-off of our AngioDynamics subsidiary. The increase for 2003 compared to 2002 of $5,309,000, or 13%, was due to increased AngioDynamics S&A expenses of $2,897,000 and increased E-Z-EM S&A expenses of $2,412,000. The increase in AngioDynamics S&A expenses was primarily due to the expansion of our domestic sales force, investment in new product introductions and increased administrative expenses. Increased E-Z-EM S&A expenses resulted from: i) increased selling and marketing infrastructure and promotional activities to support our EmpowerCT injector system and virtual colonoscopy products; ii) $709,000 in costs associated with our common stock recapitalization; and iii) increased severance costs of $564,000.

R&D expenditures for 2004 totaled $8,019,000 as compared to $6,776,000 for 2003 and $6,220,000 for 2002, and in each year were 5% of net sales. The increase for 2004 compared to 2003 of $1,243,000 was mainly due to increased AngioDynamics R&D expenses of $1,043,000, general regulatory costs of $407,000 and gastroenterology projects of $263,000, partially offset by decreased spending relating to X-ray fluoroscopy and CT imaging projects of $250,000 and virtual colonoscopy projects of $179,000. The increase in AngioDynamics R&D expenses was due primarily to increased personnel in both of its R&D departments and expanded efforts to register and maintain its intellectual property assets. The increase for 2003 compared to 2002 of $556,000 was due primarily to AngioDynamics' expanded efforts to register and maintain its intellectual property, increases in its R&D staff, and increased costs for its materials and supplies. Of the R&D expenditures for 2004, approximately 44% related to AngioDynamics projects, 28% to X-ray fluoroscopy and CT imaging projects, 18% to general regulatory costs, 5% to virtual colonoscopy projects, 4% to gastroenterology projects, and 1% to other projects. R&D expenditures are expected to continue at or exceed current levels. In addition to its in-house technical staff, we are presently sponsoring various independent R&D projects and are committed to continued expansion of our product lines through R&D.

Other income, net of other expenses, totaled $2,702,000 for 2004, compared to $409,000 for 2003 and $525,000 for 2002. The increase for 2004 compared to 2003 was due to gains on the sales of non-core equity investments of $2,622,000, slightly offset by a decline in foreign currency exchange gains of $253,000. The decline for 2003 compared to 2002 was due to increased interest expense of $163,000, resulting, in large part, from the financing of the AngioDynamics facility expansion, decreased interest income of $132,000, resulting, in large part, from lower interest rates, and the recognition of gains on the sale of equity securities of $202,000 in 2002, partially offset by improved foreign currency exchange gains and losses of $371,000.

Note I to the Consolidated Financial Statements included in this report details the major elements affecting income taxes for 2004, 2003 and 2002. For 2004, our effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to the utilization of previously unrecorded capital loss and net operating loss carryforwards, partially offset by losses incurred at our Puerto Rico subsidiary, which are subject to lower tax rates, and non-deductible expenses. The losses incurred at our Puerto Rico subsidiary resulted from the closing of this facility and the outsourcing of these operations. For 2003, our effective tax rate was 35% as compared to the Federal statutory tax rate of 34%. The effects of non-deductible expenses, resulting, in large part, from our common stock recapitalization, were virtually offset by the effects of utilizing previously unrecorded net operating loss carryforwards in certain foreign jurisdictions, R&D tax credits and the reversal of a portion of our valuation allowance against certain domestic tax benefits, since, at that time, it was more likely than not that such benefits would be realized. For 2002, our unusually high effective tax rate of 76% differed from the Federal statutory tax rate of 34% due primarily to the fact that we did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized, and non-deductible expenses.

Liquidity and Capital Resources
-------------------------------

For 2004, capital expenditures, cash dividends, repayments of debt, the purchase of treasury stock and working capital were funded by cash provided by operations and proceeds from the exercise of stock options. For 2003, capital expenditures (excluding the AngioDynamics facility expansion discussed below), equity investments at cost, the purchase of treasury stock and working capital were funded by cash reserves. For 2002, capital expenditures, the purchase of intangible assets, the purchase of treasury stock and working capital were funded by cash provided by operations. Our policy has generally been to fund operations and capital requirements without incurring significant debt. However, we did elect to finance the AngioDynamics facility expansion. At May 29, 2004, debt (notes payable, current maturities of long-term debt and long-term debt) was $4,023,000 (including $3,255,000 relating to the financing of the AngioDynamics facility expansion), as compared to $4,369,000 at May 31, 2003 (including $3,395,000 relating to the financing of the AngioDynamics facility expansion). We have available $4,464,000 under two bank lines of credit, of which one line of credit for $3,000,000 is with AngioDynamics. No amounts were outstanding under the lines of credit at May 29, 2004.

Our contractual obligations and their effect on liquidity and cash flows as of May 29, 2004 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

                                                                 Payments Due By Period as of May 29, 2004
                                              -------------------------------------------------------------------------
                                                            Less than           1-3              3-5          More than
                                              Total           1 year           years            years          5 years
                                              -----           ------           -----            -----          -------
                                                                          (in thousands)
Contractual Obligations:
   Long-term debt                           $ 3,583          $   305          $   509          $   434          $ 2,335
   Notes payable                                440              440
   Operating leases (1)                       5,326            1,346            2,597              965              418
   Purchase obligations (1)                   6,666            5,360            1,306
   Employment contract (1)                      680              680
   Consulting contracts (1)                     363              230              133
   Other long-term liabilities
      reflected on the
      consolidated balance sheet
         Deferred compensation (2)            2,520               15               37               46            2,422
         Accrued retirement
            benefits                            263               73               59                               131
                                            -------          -------          -------          -------          -------

   Total                                    $19,841          $ 8,449          $ 4,641          $ 1,445          $ 5,306
                                            =======          =======          =======          =======          =======

----------
(1) The non-cancelable operating leases, purchase obligations, employment and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist primarily of finished good product.

(2) Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At May 29, 2004, approximately $26,947,000, or 19%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. In addition, we recorded a stock subscription receivable, payable to AngioDynamics, in the amount of $19,949,000, reflecting the proceeds of its initial public offering. The current ratio was 6.07 to 1, with net working capital of $88,636,000, at May 29, 2004, compared to the current ratio of 4.95 to 1, with net working capital of $60,123,000, at May 31, 2003. The increase in net working capital resulted from the stock subscription receivable and from cash provided by operations.

On August 17, 2004, our Board of Directors declared a special stock dividend of our entire equity interest in AngioDynamics, consisting of 9,200,000 shares of common stock, to be issued to our shareholders on October 30, 2004. Of the net cash provided by operating activities of $8,492,000 for 2004, AngioDynamics contributed $2,500,000, or approximately 29% of the total. We believe that, after giving effect to our separation from AngioDynamics, our cash reserves, cash provided from continuing operations and existing line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

Net capital expenditures, primarily for machinery and equipment, were $3,987,000 for 2004, compared to $6,725,000 for 2003 and $3,393,000 for 2002. Of the 2003
expenditures, approximately $3,033,000 related to the expansion of our AngioDynamics headquarters and manufacturing facility in Queensbury, New York.

This expansion was substantially completed during the fourth fiscal quarter of 2004 at an approximate cost of $3,734,000. This expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among AngioDynamics, the Agency, the Trustee and a bank (the "Bank"). As of May 29, 2004, the advances aggregated $3,398,000 with the remaining proceeds of $102,000 classified as restricted cash. The Bonds re-price every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the bonds are resold (1.21% per annum at May 29, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. AngioDynamics entered into an interest rate swap with the Bank to convert the variable interest rate to a fixed interest rate of 4.45% per annum. The principal payments on the Bonds are secured by a letter of credit with the Bank and a first mortgage on the land, building and equipment relating to the facility. Of the 2002 expenditures, approximately $375,000 relates to the purchase of our chemical processing facility in Nova Scotia, Canada and approximately $344,000 relates to the upgrading of our information systems data center and mainframe platform in Westbury, New York. The aggregate level of capital expenditures for 2005 is currently expected to approximate 2004 levels.

In July 2002, we concluded a program to repurchase 500,000 shares of our Class A and Class B common stock. In aggregate, we repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000. Effective August 15, 2002, we retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. We repurchased 37,400 shares of common stock for approximately $417,000 during 2004. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2004, we announced a plan to move our powder-based barium production to our state-of-the-art manufacturing facility in Montreal. This operations realignment is part of our global production strategy, a program intended to create a more efficient, flexible and market-driven manufacturing infrastructure. We expect the project to take approximately 12 months to complete and generate projected pre-tax savings of $2,200,000 per year. Project costs are estimated at $2,800,000 on a pre-tax basis, and should be recorded over the 12 months of fiscal 2005.

In June 2004, our Board of Directors declared a cash dividend of $.30 per outstanding share of our common stock. The dividend was payable on July 1, 2004 to shareholders of record as of June 15, 2004. In June 2003, our Board of Directors declared a cash dividend of $.25 per outstanding share of our common stock. The dividend was payable on August 1, 2003 to shareholders of record as of July 15, 2003. Future dividends are subject to our Board of Directors' review of operations and financial and other conditions then prevailing.

Critical Accounting Policies
----------------------------

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included herein. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under "Accounts Receivable" below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. E-Z-EM products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors. All product returns must be pre-approved by us and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. Within the E-Z-EM segment, we record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $356,000 at May 29, 2004. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 22% and 26%, respectively, of our total accounts receivable balance at May 29, 2004 and May 31, 2003 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, we do not believe the credit loss risk to be significant given the distributor's consistent payment history.

Changes in our allowance for doubtful accounts are as follows:

                                                     May 29,         May 31,
                                                      2004            2003
                                                     -------         -------
                                                          (in thousands)

   Beginning balance                                 $ 1,026         $   848
   Provision for doubtful accounts                       170             287
   Write-offs                                            (56)           (109)
                                                     -------         -------

   Ending balance                                    $ 1,140         $ 1,026
                                                     =======         =======

Income Taxes

In preparing our financial statements, income tax expense is calculated for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, based primarily on our ability to generate future taxable income. Where their recovery is not likely, we establish a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 29, 2004, our valuation allowance totaled $4,859,000. The total net deferred tax asset as of May 29, 2004 was $2,827,000.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At May 29, 2004 and May 31, 2003, our reserve for excess and obsolete inventory was $2,875,000 and $2,628,000, respectively.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate principally using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the asset will generate revenue. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

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

As of August 31, 2003, we adopted Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. The adoption of EITF 00-21 has had no current effect on our financial position or results of operations.

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

Our pricing flexibility is further constrained by the formation of large Group Purchasing Organizations.

Our pricing flexibility is further constrained by the formation of large Group Purchasing Organizations ("GPO" or "GPOs") - combinations of hospitals and other large customers to combine purchasing power. Due to the multi-year term of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs' enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with our market competitors that exclude us, and other GPOs may do so in the future. In many cases, we have continued to sell to individual members of these GPOs on a direct basis by lowering our pricing. However, if the contracts are enforced against the GPO members, it may adversely affect our sales in the future.

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

In January 2004, Diomed, Inc. filed an action against AngioDynamics alleging that its VenaCure(TM) products for the treatment of severe varicose veins infringe on a patent held by Diomed. Diomed's complaint seeks injunctive relief and compensatory and treble damages. If Diomed is successful in this action, our results of operations could suffer.

If we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least nine to 12 months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

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

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, factors that may affect our operations.

We believe that government regulation, private sector programs and reimbursement policies will continue to change the worldwide healthcare industry, potentially resulting in further business consolidations and alliances. As such, the market dynamics and competitive environment are subject to rapid change, which may affect our growth plans and operating results.

The adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated.

Our growth strategy involves investing a portion of our financial, management and other resources on the further development of a proprietary product set for use in virtual colonoscopy. However, to date, the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated. We believe this is principally due to the present lack of private and public reimbursement standards for virtual colonoscopy screening. Additionally, the American Cancer Society ("ACS") has not yet included virtual colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the virtual colonoscopy market and our position in it.

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

Our AngioDynamics business is dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions.

We currently purchase significant amounts of several key AngioDynamics products and product components from single and limited source suppliers. For 2004, approximately 45% of this segment's revenues were derived from sales of products manufactured for us by third parties. In addition, approximately 77% of the AngioDynamics sales growth over the past two fiscal years was attributable to products that we licensed or obtained from third parties. Our principal single source supplier of AngioDynamics products, Medcomp, supplies us with our hemodialysis catheters, which accounted for about 43% of AngioDynamics' revenues in 2004. Medcomp also competes with us by selling a hemodialysis catheter for which it has not granted us exclusive rights and other catheters that we do not license from them. Additionally, we purchase the laser and laser fibers for our VenaCure(TM) products from biolitec, which also competes with us. Any delays in delivery of or shortages in those products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

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

Our products are subject to extensive regulation in the U.S. and in foreign countries where they are sold. Unless an exemption applies, each medical device product that we wish to market in the U.S. must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA's 510(k) clearance procedure, also known as "premarket notification," is the process used for our current products. This process usually takes from four to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the products. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval may take numerous clinical trials and require the filing of numerous amendments over time. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the U.S. or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact our results of operations and financial position. Although we entered into an interest rate swap with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2003 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 29, 2004, our assets and liabilities would increase or decrease by $3,474,000 and $498,000, respectively, and our net sales and net earnings would increase or decrease by $2,477,000 and $251,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 29, 2004, our pre-tax earnings would be favorably or unfavorably impacted by approximately $449,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of May 29, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $12,145,000. The bonds bear interest at a floating rate established weekly. For 2004, the after-tax interest rate on the bonds approximated 1.0%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $121,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $768,000 at May 29, 2004, a change in interest rates would not materially impact results of operations or financial position. At May 29, 2004, we maintained variable interest rate financing of approximately $3,255,000 in connection with the AngioDynamics facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed at Item 14 (a) 1, and are incorporated by reference into this Item 8.

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

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended May 29, 2004.

                                    Part III
                                    --------

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our Annual Meeting of Stockholders, currently scheduled for October 26, 2004. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The following table sets forth certain information with respect to our executive officers and directors.

           Name               Age                      Positions
           ----               ---                      ---------

Anthony A. Lombardo .....      57      President, Chief Executive Officer,
                                         Director
Dennis J. Curtin.........      57      Senior Vice President - Chief Financial
                                         Officer
Joseph J. Palma..........      62      Senior Vice President - Global Sales
Jeffrey S. Peacock.......      47      Senior Vice President - Global Scientific
                                         and Technical Operations
Brad S. Schreck..........      47      Senior Vice President - Global Marketing
Peter J. Graham..........      38      Vice President - General Counsel and
                                         Secretary
Howard S. Stern (1)......      73      Chairman of the Board, Director
Robert J. Beckman (3)....      56      Director
Michael A. Davis, M.D....      63      Medical Director, Director
Paul S. Echenberg (1)(2).      60      Chairman of the Board of E-Z-EM Canada
                                         and AngioDynamics, Director
James L. Katz CPA, JD....      68      Director
  (1)(2)(3)(4)(5)
Donald A. Meyer (4)......      70      Director
David P. Meyers (5)......      40      Director
George P. Ward (2)(3)(4).      66      Director

----------
(1)   Member of Executive Committee

(2)   Member of Audit Committee

(3)   Member of Nominating and Governance Committee

(4)   Member of Compensation Committee

(5)   Member of Finance Committee

As part of its periodic review, our Board of Directors has re-organized your company's management team into two groups: Executive Officers and Non-Executive Officers. Accordingly, the table above consists of the members of the Executive Officer group.

Directors are elected for a three-year term and each holds office until his successor is elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Lombardo has served as our President, Chief Executive Officer and a director since 2000. Prior to joining us, he served as President of ALI Imaging Systems, Inc. (radiology information management) from 1998 to 2000. Mr. Lombardo is also a director of PointDx, Inc. and Omnicorder, Inc. We have an investment in PointDx, Inc.

Mr. Curtin has served as our Senior Vice President - Chief Financial Officer since 1999, and as our Vice President - Chief Financial Officer from 1985 to 1999. Mr. Curtin has been an employee of ours since 1983.

Mr. Palma has served as our Senior Vice President - Global Sales since 2002, and as our Senior Vice President - Sales and Marketing from 1999 to 2002, Vice President - Sales and Marketing from 1996 to 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of ours since 1994.

Mr. Peacock has served as our Senior Vice President - Global Scientific and Technical Operations since 2002, and as our Vice President - Scientific and Technical Operations from 2000 until 2002. Mr. Peacock has been an employee of ours since 1986.

Mr. Schreck has served as our Senior Vice President - Global Marketing since 2002. Before joining us, he served as a consultant for Vyteris, Inc. (pharmaceutical/drug delivery) and ACMI, Inc. (urology, gynecology, laproscopy) from 2000 until 2002. From 1999 to 2000, he served as Vice President, Worldwide Marketing of Surgical Dynamics Inc., a wholly owned subsidiary of Tyco Inc. (spine/sports medicine). In 1999, he served as Vice President, Marketing and Sales Services of Implex Inc. (orthopedics). From 1996 to 1999, he served as Vice President, Worldwide Marketing and Product Development for Howmedica, a division of Pfizer (orthopedics).

Mr. Graham has served as our Vice President - General Counsel and Secretary since 2001, and has been an employee of ours since 1997.

Mr. Stern is a co-founder and has served as our Chairman of the Board and a director since our formation in 1962. Mr. Stern also served as our President and Chief Executive Officer from 1997 to 2000. From 1990 to 1994, Mr. Stern served as our Chief Executive Officer, and from our formation until 1990, as our President and Chief Executive Officer. Mr. Stern has served as a director of AngioDynamics since its inception and as Chairman of its board of directors from its inception until February 2004. Mr. Stern is also a director of ITI Medical Technologies, Inc. We have an investment in ITI Medical Technologies, Inc.

Mr. Beckman has been a director since 2002. He is a founder and has been a Managing Partner of The Channel Group, a venture management and corporate advisory business focusing on global life sciences, since 2002. Previously, he founded Intergen Co., a company focused on providing technology and biologicals to the pharmaceutical/biotechnology and clinical diagnostic industries, and served as its Chief Executive Officer from 1987 until 2001.

Dr. Davis has served as our Medical Director since 1994, a director since 1995, and our Technical Director from 1997 to 2000. Dr. Davis was a Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist in Radiology at Massachusetts General Hospital from 2002 until 2003. He also served as Senior Vice President and Chief Medical Officer of MedEView, Inc. (radiology informatics) from 2002 until 2003. He was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center from 1980 until 2002. During 1999, he also served as the President and Chief Executive Officer, and from 1999 until 2003, as a director of Amerimmune Pharmaceuticals, Inc. and its wholly owned subsidiary, Amerimmune, Inc. He is also a director of MacroChem Corp.

Mr. Echenberg has been a director since 1987 and has served as Chairman of the board of directors of E-Z-EM Canada since 1994. He has been a director of AngioDynamics since 1996 and Chairman of its board of directors since February 2004. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and a director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and a director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also a director of Lallemand Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., Matra Plast Industries Inc. and A.P. Plasman Corp. We have an investment in ITI Medical Technologies, Inc.

Mr. Katz has been a director since 1983. He is a founder and a director of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. He is also a founder of Medical Imaging of Northbrook Court, LLC (screening and diagnostic imaging), and has served as an administrative member since 2001. Previously, he had been a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and subsidiaries of Baxter International, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc. and Lifestart Wellness Network, LLC, as well as a member of the Board of Advisors of Jerusalem Global and AEG Partners.

Mr. Meyer has been a director since 1968. Since 1995, he has acted as an independent consultant in legal matters to arts and business organizations, specializing in technical assistance. He had been the Executive Director of the Western States Arts Federation, Santa Fe, New Mexico, which provides and develops regional arts programs, from 1990 to 1995. From 1958 through 1990, he was an attorney practicing in New Orleans, Louisiana. He is also a director of Santa Fe Railyard Community Corporation, Santa Fe Stages and Santa Fe Youth Symphony.

Mr. Meyers has been a director of ours and of AngioDynamics since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., an Atlanta, Georgia based provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to 2002.

Mr. Ward has been a director since 2002. Prior to his retirement in 2002, Mr. Ward served as Executive Vice President - Business Development of Health Center Internet Services, Inc. in San Francisco, California from 1997 until 2001. He served as a director and consultant for ALI Technologies, Inc. of Richmond, British Columbia, Canada from 1996 until 2002. After service as a USAF officer, he began his career as a rocket engineer with Thiokol Chemical Corp. in 1962, then joined the General Electric Space Division as a program manager and marketing manager in 1966. After a GE corporate headquarters assignment in 1973, Mr. Ward moved to the GE Medical Business, where he managed the X-ray and other medical imaging businesses. In 1977, he became President, CEO and a director of Systron Donner Corp., Concord, California (then NYSE-listed). In 1982, he became President, CEO and a director of Vitalink Communications Corp., Mountain View, California, and in 1986, he founded MEICOR, Inc., Pleasanton, California, as Chairman, CEO and a director. From 1987 until 1991, he was a Worldwide Business Group Managing Director for Philips Medical, and since 1991, a director/consultant for several high technology companies. He also was a director of Blue Cross of California, Woodland Hills, California from 1986 to 1996.

Audit Committee Financial Expert

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Audit Committee Financial Expert."

Identification of the Audit Committee

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Audit Committee."

Material Changes to Procedure for Shareholder Recommendations of Nominees to the Board of Directors

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Material Changes to Procedure for Shareholder Recommendations of Nominees to the Board of Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended May 29, 2004, all of the filing requirements applicable to our executive officers, directors and 10% shareholders were complied with, except as follows:

(1) David P. Meyers filed a Form 4 on July 17, 2003 that was one business day late, reporting the exercise of stock options.

(2) Stuart J. Meyers filed a Form 4 on August 18, 2003 that was one business day late, reporting the sale of stock.

(3) Seth F. Stern filed a Form 4 on September 29, 2003 that was required to be filed on or before June 2, 2003, reporting the sale of stock.

(4) Michael A. Davis filed a Form 4 on November 19, 2003 that was two business days late, reporting the exercise of stock options and the sale of stock.

(5) David P. Meyers filed a Form 4 on December 4, 2003 that was required to be filed on or before November 13, 2003, reporting the sale of stock.

(6) Archie B. Williams filed a Form 4 on February 4, 2004 that was four business days late, reporting the exercise of stock options and the sale of stock.

(7) David P. Meyers filed a Form 4 on April 20, 2004 that was one business day late, reporting the sale of stock.

(8) David P. Meyers filed a Form 4 on April 27, 2004 that was one business day late, reporting the sale of stock.

(9) Stuart J. Meyers filed a Form 5 on March 18, 2004 that was required to be filed on or before July 15, 2003, reporting two stock sale transactions. Mr. Meyers failed to report each of these two sale transactions on Form 4 within two business days of the applicable transaction date, as required by applicable regulations.

(10) Jonas I. Meyers filed a Form 5 on April 6, 2004 that was required to be filed on or before July 15, 2003, reporting several stock sale transactions. Mr. Meyers failed to report each of these sale transactions on Form 4 within two business days of the applicable transaction date, as required by applicable regulations.

Code of Ethics

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Code of Ethics."

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for 2004, 2003 and 2002, of (i) those persons who were, during 2004, our Chief Executive Officer ("CEO") (Anthony A. Lombardo),
(ii) those persons who were, at the end of 2004, our four most highly compensated executive officers other than the CEO, and (iii) the President and Chief Executive Officer of AngioDynamics, Inc., who was not an executive officer at the end of 2004, but who is included in this table due to the level of his annual compensation for 2004 (collectively, the "Named Executive Officers"):

                                            Annual Compensation                      Long-Term Compensation
                                       --------------------------------   ------------------------------------------
                                                                                     Awards                  Payouts
                                                                          --------------------------------   -------
                                                               Other                        Securities
                                                               Annual     Restricted        Underlying                   All Other
    Name and                                                  Compensa-      Stock            Options          LTIP      Compensa-
    Principal                 Fiscal    Salary      Bonus     tion (1)       Awards     ------------------    Payouts     tion (4)
    Position                   Year      ($)         ($)         ($)          ($)        # (2)       # (3)      ($)         ($)
    --------                  ------   --------   --------    ---------   ----------    ------       -----    -------    ---------
Anthony A. Lombardo,....       2004    $320,000   $132,828      None          None       None         None      None      $10,380
President and Chief            2003     320,000     46,560      None          None       None         None      None        9,773
Executive Officer              2002     320,000     71,088      None          None       None         None      None       33,402

Dennis J. Curtin,.......       2004    $188,402    $81,427      None          None       None         None      None      $ 9,872
Senior Vice President          2003     188,402     31,541      None          None       None         None      None       10,164
                               2002     179,430     44,814      None          None       None         None      None       25,352

Peter J. Graham,........       2004    $178,000    $68,619      None          None       None         None      None      $10,361
Vice President                 2003     167,054     23,037      None          None       None         None      None        9,502
                               2002     148,318     26,708      None          None      21,000        None      None       11,219

Jeffrey S. Peacock......       2004    $185,000    $53,754      None          None       None         None      None      $10,063
Senior Vice President          2003     183,309     20,098      None          None       None         None      None       10,342
                               2002     154,717     27,996      None          None       None         None      None       15,819

Brad S. Schreck,........       2004    $185,000    $53,754      None          None       None         None      None      $ 9,292
Senior Vice President          2003     185,000     20,098      None          None       None         None      None          481
(effective May 2002)           2002      11,859      8,621      None          None      35,000        None      None         None

Eamonn P. Hobbs,........       2004    $254,400   $126,882      None          None       None         None      None      $10,572
President and Chief            2003     240,000     96,600      None          None       None         None      None        8,470
Executive Officer of           2002     218,820    114,880      None          None       None         None      None       22,760
AngioDynamics, Inc.

----------
(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2004, 2003 and 2002 did not exceed the lesser of 10% of such officer's total annual salary and bonus for 2004, 2003 or 2002 or $50,000; such amounts are, therefore, not reflected in the table.

(2)   Options are exercisable into our common stock.

(3) Options would be exercisable into the common stock of our subsidiary, AngioDynamics, Inc.

(4) For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2004, 2003 and 2002, such amounts contributed were: $9,600, $8,920 and $9,375, respectively, for Mr. Lombardo; $9,284, $9,585 and $8,315, respectively, for Mr. Curtin; $9,831, $9,029 and $7,991, respectively, for Mr. Graham; $9,486, $9,795 and $7,855, respectively, for Mr. Peacock; $8,715, $0 and $0, respectively, for Mr. Schreck; and $9,764, $7,787 and $9,115, respectively, for Mr. Hobbs.

      For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2004, 2003 and 2002, such amounts paid were: $780, $853 and $673, respectively, for Mr. Lombardo; $588, $579 and $409, respectively, for Mr. Curtin; $530, $473 and $328, respectively, for Mr. Graham; $577, $547 and $348, respectively, for Mr. Peacock; $577, $481 and $0, respectively, for Mr. Schreck; and $808, $683 and $395, respectively, for Mr. Hobbs.

      For each of the Named Executive Officers, the amounts reported include premiums we paid under split dollar life insurance arrangements ("arrangements"). For 2004 and 2003, we paid no amounts under any split dollar life insurance arrangement. For 2002, such amounts paid were:
      $23,354 for Mr. Lombardo; $16,628 for Mr. Curtin; $2,900 for Mr. Graham; $7,616 for Mr. Peacock; $0 for Mr. Schreck; and $13,250 for Mr. Hobbs. In July 2003, such arrangements were modified. Under the amended terms of the arrangements, title and ownership of the policies were transferred to us and we will continue to pay all insurance premiums. Upon the death of any Named Executive Officer, such officer's beneficiaries will be entitled to a death benefit, the amount of which was determined as of July 2003. We will be entitled to the remaining life insurance proceeds. We will also be entitled at all times to the cash surrender value of the life insurance policies.

Option/SAR Grants Table

We did not grant any stock options or stock appreciation rights to any of our Named Executive Officers during 2004.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning all exercises of stock options during 2004 by our Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

                                                                      Number of
                                                                      Securities            Value of
                                                                      Underlying           Unexercised
                                                                     Unexercised           In-the-Money
                                                                      Options at            Options at
                                                                     May 29, 2004          May 29, 2004
                                                                         (#)                  ($) (1)
                                                                     ------------          ------------

                                   Shares           Value            Exercisable/          Exercisable/
                                Acquired on       Realized          Unexercisable         Unexercisable
         Name                   Exercise (#)         ($)                  (2)                   (2)
         ----                   ------------      --------          -------------         -------------
Anthony A. Lombardo...            25,000          $206,490             275,000/             $2,805,000/
                                                                         None                  None

Dennis J. Curtin......            12,628          $161,382              22,928/              $338,095/
                                                                        31,364               $208,636

Peter J. Graham.......             None              None               14,500/              $197,200/
                                                                        10,500               $144,900

Jeffrey S. Peacock....             1,066           $11,459              10,609/              $90,888/
                                                                         None                  None

Brad S. Schreck.......             8,750           $88,375              8,750/               $84,000/
                                                                        17,500               $168,000

Eamonn P. Hobbs.......            32,639          $410,425               None/                 None/
                                                                        418,182             $2,781,818

----------

(1) Options are "in-the-money" if on May 29, 2004, the market price of the common stock exceeded the exercise price of such options. At May 29, 2004, the closing price of our common stock was $18.70 and the fair market value of AngioDynamics stock was $11.00 per share. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 29, 2004 and the aggregate exercise price of such options.

(2) Options are exercisable into our common stock, except for currently unexercisable options held by Mr. Curtin for 31,364 shares of AngioDynamics common stock and currently unexercisable options held by Mr. Hobbs for 418,182 shares of AngioDynamics common stock.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan
Table

We maintain no long-term incentive plans or defined benefit or actuarial plans.

Compensation of Directors

Directors who are not our employees are entitled to the following compensation: a monthly retainer of $2,000; a fee of $1,750 for each board meeting attended in person; a fee of $500 for each telephonic board meeting in which they participate; an annual grant of 1,000 shares of our common stock; and an annual grant of an option to purchase 4,000 shares of our common stock, which vest 1/3 per year over three years from date of grant. Directors who serve on committees of the board and who are not our employees are entitled to a fee of $1,000 for each committee meeting attended in person and a fee of $500 for each telephonic committee meeting in which they participate, except that the committee chairmen are entitled to a fee of $1,500 for each committee meeting attended in person and $750 for each telephonic committee meeting in which they participate. The Chairman of the Board is entitled to twice the above-referenced fees. In addition, directors who attend board meetings of AngioDynamics and who are not directors of AngioDynamics are entitled to our meeting fee of $1,750 for each board meeting attended. Directors who are our employees do not receive any compensation for their services as directors.

Upon joining our board, new directors receive options for 24,000 shares of our common stock, which vest 1/3 per year over three years from date of grant. However, no options pursuant to this policy will be granted to new directors until after the completion of the distribution of our entire equity interest in AngioDynamics to our shareholders.

Paul S. Echenberg and David P. Meyers also receive the following board compensation from AngioDynamics for serving on its board of directors: a monthly retainer of $1,000; a fee of $1,000 for each board meeting attended in person; $250 for each telephonic meeting of the board in which they participate; and an annual grant of an option to purchase 6,000 shares of AngioDynamics common stock for each year of service on the board.

See Item 13. "Certain Relationships and Related Transactions" for a description of the consulting agreements between us and Howard S. Stern, the Chairman of our board, Michael A. Davis, a director, and Donald A. Meyer, a director. This information is incorporated by reference into this Item 11.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective June 1, 2004, we amended our employment contract, entered into in 2000, with Anthony A. Lombardo in his capacity as President and Chief Executive Officer. This amended employment contract provides for annual base salary at $340,000. The contract is cancelable at any time by either Mr. Lombardo or us, but provides for severance pay of two years base salary in the event of termination by us without cause, as defined in the contract. Unless cancelled earlier, the amended contract will terminate on May 31, 2007.

The information required by this caption for termination of employment and change in control arrangements is incorporated herein by reference to our Proxy Statement under the heading "Severance Arrangements."

Report on Repricing of Options/SARs

In 2004, we did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of the Named Executive Officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on our Compensation Committee: James L. Katz, Donald A. Meyer and George P. Ward. None of these persons was an officer or employee of ours or any of our subsidiaries during 2004, nor was formerly an officer or employee of ours or any of our subsidiaries. None of these directors had any relationship requiring disclosure by us under Item 404 of Regulation S-K. Nevertheless, we have disclosed our consulting agreements with Mr. Meyer under Item 13 of this report.

Compensation and Stock Option Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Compensation and Stock Option Committee Report on Executive Compensation."

Common Stock Performance Graph

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading "Common Stock Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

The following table sets forth information, as of August 4, 2004, as to the beneficial ownership of our common stock, by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all our directors and executive officers as a group:

     Name and Address of                        Shares Beneficially        Percent of
       Beneficial Owner                               Owned (1)               Class
       ----------------                               ---------               -----
Howard S. Stern,...................                 2,040,099 (2)              19.0
Chairman of the Board, Director
23 Willets Road
Old Westbury, NY  11568

David P. Meyers,...................                   689,167 (3)               6.4
Director
813 Springdale Road
Atlanta, GA  30306

Stuart J. Meyers,..................                   691,973 (4)               6.4
1841 Vermack Court
Dunwoody, GA  30338

Jonas I. Meyers,...................                   598,319 (5)               5.6
904 Oakland Avenue
Ann Arbor, MI  48104

Ira Albert,........................                   800,042 (6)               7.5
1304 SW 160th Avenue, Suite 209
Ft. Lauderdale, FL 33326

Wellington Management Company,.....                   707,402 (7)               6.6
75 State Street
Boston, MA  02109

Peter J. Graham,...................                   437,677                   4.1
Vice President

Anthony A. Lombardo,...............                   275,000                   2.5
President, Chief Executive
Officer, Director

Paul S. Echenberg,.................                    83,305                    *
Chairman of the Board of E-Z-EM
Canada and AngioDynamics, Director

   Name and Address of                         Shares Beneficially         Percent of
     Beneficial Owner                                Owned (1)                Class
     ----------------                                ---------                -----
Donald A. Meyer,...................                    62,206                     *
Director

James L. Katz,.....................                    33,092                     *
Director

Dennis J. Curtin,..................                    24,326                     *
Senior Vice President

Michael A. Davis, M.D.,............                    12,786                     *
Medical Director, Director

Jeffrey S. Peacock,................                    10,609                     *
Senior Vice President

Brad S. Schreck,...................                     8,750                     *
Senior Vice President

Robert J. Beckman,.................                     3,500                     *
Director

George P. Ward,....................                     3,000                     *
Director

Eamonn P. Hobbs,...................                    10,059                     *
President, Chief Executive Officer,
Director of AngioDynamics

All directors and executive
 officers as a group (21 persons)..                 3,683,517 (2)(3)           33.0

----------
*     Does not exceed 1%.

(1) Includes shares of our common stock issuable upon exercise of options currently exercisable or exercisable within 60 days from August 4, 2004 as follows: Howard S. Stern (4,000), David P. Meyers (2,000), Peter J. Graham (14,500), Anthony A. Lombardo (275,000), Paul S. Echenberg (41,966), Donald A. Meyer (19,793), James L. Katz (19,018), Dennis J. Curtin (10,928), Michael A. Davis, M.D. (8,091), Jeffrey S. Peacock (10,609),
      Brad S. Schreck (8,750), Robert J. Beckman (1,000), George P. Ward (1,000) and all directors and executive officers as a group (416,655).

(2) Excludes 304,431 shares owned by Mr. Stern's son and an aggregate of 437,677 shares owned or issuable under currently exercisable options held by Mr. Stern's daughter, her husband, Peter J. Graham, and their minor children, as to which shares Mr. Stern disclaims beneficial ownership. The information relating to Mr. Stern's share ownership and that of the persons named in this footnote was obtained from a Schedule 13D dated September 26, 2003, filed jointly by Mr. Stern, Seth F. Stern and Rachel Stern Graham, a Form 4 filed by Mr. Stern on July 16, 2004, a Form 4 filed by Seth Stern on May 14, 2004 and a Form 4 filed by Peter Graham on May 19, 2004.

(3) Excludes (i) 121,849 shares held by David P. Meyers' wife, (ii) 25,773.6 shares held by a trust established for the benefit of his children, and
      (iii) 52,134 shares in which Mr. Meyers has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Mr. Meyers' share ownership was obtained from a Schedule 13D dated February 23, 2004, filed jointly by Mr. Meyers and others and a Form 4 filed by Mr. Meyers on August 9, 2004.

(4) Excludes (i) 119,940 shares held by Stuart J. Meyers' wife, (ii) 290,002 shares held by a trust established for the benefit of his children, and
      (iii) 49,632 shares in which Mr. Meyers has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Mr. Meyers' share ownership was obtained from a Schedule 13D described in footnote (3), above.

(5) Excludes 49,632 shares in which Jonas I. Meyers has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Mr. Meyers' share ownership was obtained from a Schedule 13D described in footnote (3), above.

(6) Mr. Albert's share ownership was obtained from a Schedule 13D dated July 18, 2003.

(7)   Wellington Management Company's share information was obtained from a
      Schedule 13G dated February 13, 2004. Of the shares beneficially owned by Wellington Management, 523,602 shares are owned of record by Vanguard Specialized Funds - Vanguard HealthCare Fund, or Vanguard, as reflected in a Schedule 13G dated February 5, 2004 filed by Vanguard and the Schedule 13G filed by Wellington Management.

Equity Compensation Plan Information

The following table sets forth information, as of May 29, 2004, with respect to compensation plans under which our equity securities are authorized for issuance.

                           (a)                            (b)                           (c)
                                                                                        Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                           Number of securities           Weighted-average              under equity
                           to be issued upon              exercise price                compensation plans
                           exercise of                    of outstanding                (excluding securities
                           outstanding options,           options, warrants             reflected in
Plan category              warrants and rights            and rights                    column (a))
-------------              --------------------           -----------------             ---------------------
Equity compensation
plans approved
by security
holders                           593,399                        $7.31                        757,840 (1)

Equity compensation
plans not approved
by security holders                 None                          None                          None

Total                             593,399                        $7.31                        757,840

(1) Consists of 652,428 shares reserved for issuance under our 1983 Stock Option Plan and our 1984 Directors and Consultants Stock Option Plan and 105,412 shares reserved for issuance under our 1985 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

A facility of our wholly owned subsidiary located in Tokyo, Japan is owned by Tohru Nagami, the subsidiary's President, and his mother. Aggregate rentals were $28,000 during 2004. The lease was terminated in May 2004.

We have split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse), the Chairman of the Board, and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively. Betty K. Meyers is a shareholder of our company and the widow of Phillip H. Meyers, a co-founder of our company. She is the mother of David P. Meyers, a director and principal shareholder of our company, and Stuart J. Meyers and Jonas I. Meyers, each of whom is a principal shareholder of our company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers. Annually, through fiscal 2002, we paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under The Sarbanes-Oxley Act of 2002, for fiscal years 2003 and 2004, we did not make any payments toward the cost of such policies. Through August 2000, payments made by us were subject to repayment with interest payable to us annually by the insureds. In August 2000, the arrangements were modified to conform to our other split dollar life insurance arrangements, making subsequent payments non-interest bearing. In May 2002, we forgave any unpaid interest.

As a result of our not advancing the cost of the policies, Mr. Stern personally paid the premiums on his policy during fiscal years 2003 and 2004. The Betty Meyers Life Insurance Trust did not make similar premium payments and, as a result, the insurance company charged the amount of the premium against the cash surrender value of the Meyers' policy. The aggregate amount of premiums paid by us for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by us for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by us. As a result of the insurance company charging the Meyers' policy for the amount of the unpaid premiums, the cash surrender value of the Meyers' policy was reduced to $487,000. Both Howard Stern (including his spouse) and Betty Meyers have agreed to repay us for any shortfall between the cash surrender value of his or her policy and the aggregate amount of premiums paid by us. At May 29, 2004, the cash surrender value of such policies aggregated $1,331,000 and the aggregate amount of advances made by us totaled $1,000,000.

We have engaged Michael A. Davis, M.D., a director, for consulting services in his capacity as our Medical Director. Fees for such services were approximately $217,000 during 2004.

We and AngioDynamics have each entered into an agreement, effective as of January 1, 2004, with Donald A. Meyer, a director of ours and a former director of AngioDynamics, under which Mr. Meyer agreed to serve as the trustee of AngioDynamics' and our 401(k) plans and to provide AngioDynamics and us with such other services as we may reasonably request from time-to-time. Each agreement is for a term of 36 months unless terminated earlier pursuant to its terms. Mr. Meyer will receive 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under each agreement. In 2004, fees for such services, together with fees paid to Mr. Meyer under expired consulting agreements, totaled approximately $50,000.

Effective January 1, 2002, we entered into an agreement with Howard S. Stern, the Chairman of our board, pursuant to which Mr. Stern agreed to provide us with certain services until December 31, 2004. We agreed to include Mr. Stern in our slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Board, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is also entitled to receive 36 equal monthly payments of $20,833.34, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Prior to AngioDynamics' initial public offering, AngioDynamics reimbursed E-Z-EM for 35% of Mr. Stern's compensation and expenses paid under the agreement. Under AngioDynamics' master separation and distribution agreement with E-Z-EM, AngioDynamics has assumed 35% of E-Z-EM's payment obligations to Mr. Stern under the agreement, which total $7,300 in fees and $2,300 for expenses on a monthly basis.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this caption is incorporated herein by reference to the company's Proxy Statement under the headings "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures."

                                     Part IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

                                                                            Page
                                                                            ----

(a) l. Financial Statements
       --------------------

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in
Part IV of this report:

      Report of Independent Registered Public Accounting Firm                 65

      Consolidated balance sheets - May 29, 2004 and May 31, 2003             66

      Consolidated statements of earnings - fifty-two weeks ended May 29,
         2004, May 31, 2003 and June 1, 2002                                  68

      Consolidated statement of stockholders' equity and comprehensive income - fifty-two weeks ended May 29, 2004, May 31, 2003 and
         June 1, 2002                                                         69

      Consolidated statements of cash flows - fifty-two weeks ended
         May 29, 2004, May 31, 2003 and June 1, 2002                          70

      Notes to consolidated financial statements                              72

(a) 2. Financial Statement Schedules
       -----------------------------

The following consolidated financial statement schedule is included in Part IV of this report:

      Schedule II - Valuation and qualifying accounts                        105

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

      10.1    1983 Stock Option Plan of the Registrant, as amended through
              October 19, 1999                                               (c)

      10.2    1984 Directors and Consultants Stock Option Plan of the
              Registrant, as amended through October 12, 1995                (d)

      10.3    Employee Stock Purchase Plan of the Registrant, as amended
              through September 30, 2002                                     (e)

      10.4    Employment Agreement dated April 3, 2000 between E-Z-EM, Inc.
              and Anthony A. Lombardo                                        (f)

      10.5    Income Deferral Program                                        (g)

                                                                            Page
                                                                            ----

(a) 3. Exhibits (continued)
       --------------------

      10.6  Agreement dated January 1, 2002 between E-Z-EM, Inc. and
            Howard S. Stern                                                  (h)

      10.7  Amendment dated August 24, 2004 to Employment Agreement dated April 3, 2000 between E-Z-EM, Inc. and Anthony A.
            Lombardo                                                         106

      21    Subsidiaries of the Registrant                                   109

      23    Consent of Independent Registered Public Accounting Firm         110

      31.1  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
            of 2002 (Anthony A. Lombardo)                                    111

      31.2  Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
            of 2002 (Dennis J. Curtin)                                       112

      32.1  Certification pursuant to Title 18, United States Code,
            Section 1350 as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)                 113

      32.2  Certification pursuant to Title 18, United States Code,
            Section 1350 as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)                    114

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

            (h) Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

(b) 1. Reports on Form 8-K
       -------------------

The following reports on Form 8-K were filed during the quarter ended May 29, 2004:

On March 10, 2004, we filed a Current Report on Form 8-K reporting information under "Item 5. Other Events" announcing that our wholly owned subsidiary, AngioDynamics, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock.

On April 7, 2004, we filed a Current Report on Form 8-K reporting information under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" and "Item 12. Results of Operations and Financial Condition" announcing our results of operations for the quarter and nine months ended February 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             E-Z-EM, Inc.
                                             -----------------------------------
                                             (Registrant)


Date August 27, 2004                         /s/ Howard S. Stern
     -----------------                       -----------------------------------
                                             Howard S. Stern, Chairman of the
                                             Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 27, 2004                         /s/ Howard S. Stern
    ------------------                       -----------------------------------
                                             Howard S. Stern, Chairman of the
                                             Board, Director


Date August 27, 2004                         /s/ Anthony A. Lombardo
    ------------------                       -----------------------------------
                                             Anthony A. Lombardo, President,
                                             Chief Executive Officer, Director


Date August 27, 2004                         /s/ Dennis J. Curtin
    ------------------                       -----------------------------------
                                             Dennis J. Curtin, Senior Vice
                                             President - Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)


Date August 27, 2004                         /s/ Robert J. Beckman
    ------------------                       -----------------------------------
                                             Robert J. Beckman, Director


Date August 27, 2004                         /s/ Michael A. Davis
    ------------------                       -----------------------------------
                                             Michael A. Davis, Director


Date August 27, 2004                         /s/ Paul S. Echenberg
    ------------------                       -----------------------------------
                                             Paul S. Echenberg, Director

Date August 27, 2004                         /s/ James L. Katz
    ------------------                       -----------------------------------
                                             James L. Katz, Director


Date August 27, 2004                         /s/ Donald A. Meyer
    ------------------                       -----------------------------------
                                             Donald A. Meyer, Director


Date August 27, 2004                         /s/ David P. Meyers
    ------------------                       -----------------------------------
                                             David P. Meyers, Director


Date August 27, 2004                         /s/ George P. Ward
    ------------------                       -----------------------------------
                                             George P. Ward, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  E-Z-EM, Inc.

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries as of May 29, 2004 and May 31, 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 29, 2004 and May 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at
Item 15(a)(2). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ GRANT THORNTON LLP

Melville, New York
July 27, 2004, except for Note O,
      as to which the date is August 17, 2004

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          May 29,        May 31,
              ASSETS                                       2004           2003
                                                         --------       --------

CURRENT ASSETS
    Cash and cash equivalents                            $ 14,080       $  9,459
    Restricted cash                                           102            798
    Debt and equity securities, at fair value              12,867          8,506
    Accounts receivable, principally
       trade, net of allowance for
       doubtful accounts of $1,140 in
       2004 and $1,026 in 2003                             24,531         23,393
    Inventories                                            27,445         28,467
    Stock subscription receivable                          19,949
    Other current assets                                    7,146          4,703
                                                         --------       --------

          Total current assets                            106,120         75,326

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                           22,758         23,457

INTANGIBLE ASSETS, less accumulated
    amortization of $1,178 in 2004 and
    $923 in 2003                                            1,097          1,302

DEBT AND EQUITY SECURITIES, at fair value                   3,107          2,171

INVESTMENTS AT COST                                         1,300          1,200

OTHER ASSETS                                                8,154          7,168
                                                         --------       --------

                                                         $142,536       $110,624
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                         May 29,       May 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                  2004           2003
                                                        ---------     ---------

CURRENT LIABILITIES
    Notes payable                                       $     440     $     597
    Current maturities of long-term debt                      305           302
    Accounts payable                                        6,557         6,494
    Accrued liabilities                                     9,901         7,724
    Accrued income taxes                                      281            86
                                                        ---------     ---------

          Total current liabilities                        17,484        15,203

LONG-TERM DEBT, less current maturities                     3,278         3,470

OTHER NONCURRENT LIABILITIES                                3,488         3,349

MINORITY INTEREST                                           6,511
                                                        ---------     ---------

          Total liabilities                                30,761        22,022
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share -
       authorized, 1,000,000 shares; issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued and
       outstanding 10,698,216 shares in 2004 and
       10,101,374 shares in 2003 (excluding 83,062
       and 36,834 shares held in treasury in
       2004 and 2003, respectively)                         1,070         1,010
    Additional paid-in capital                             38,445        21,598
    Retained earnings                                      70,638        66,464
    Accumulated other comprehensive income (loss)           1,622          (470)
                                                        ---------     ---------

          Total stockholders' equity                      111,775        88,602
                                                        ---------     ---------

                                                        $ 142,536     $ 110,624
                                                        =========     =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                     Fifty-two weeks ended
                                            ---------------------------------------
                                             May 29,        May 31,         June 1,
                                              2004           2003            2002
                                            ---------      ---------      ---------
Net sales                                   $ 148,771      $ 133,158      $ 122,133
Cost of goods sold                             82,913         75,362         70,848
                                            ---------      ---------      ---------

      Gross profit                             65,858         57,796         51,285
                                            ---------      ---------      ---------

Operating expenses
  Selling and administrative                   48,847         47,075         41,766
  Plant closing and operational
    restructuring costs                         1,771
  Asset impairment and facility
    closing costs                                                116          1,393
  Research and development                      8,019          6,776          6,220
                                            ---------      ---------      ---------

    Total operating expenses                   58,637         53,967         49,379
                                            ---------      ---------      ---------

      Operating profit                          7,221          3,829          1,906

Other income (expense)
  Interest income                                 208            246            378
  Interest expense                               (478)          (436)          (273)
  Other, net                                    2,972            599            420
                                            ---------      ---------      ---------

      Earnings before income taxes and
        minority interest                       9,923          4,238          2,431

Income tax provision                            3,182          1,497          1,846
                                            ---------      ---------      ---------

      Earnings before minority interest         6,741          2,741            585

Minority interest                                  15
                                            ---------      ---------      ---------

      NET EARNINGS                          $   6,726      $   2,741      $     585
                                            =========      =========      =========

Earnings per common share
  Basic                                     $     .65      $     .27      $     .06
                                            =========      =========      =========

  Diluted                                   $     .63      $     .26      $     .06
                                            =========      =========      =========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

       Fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002
                       (in thousands, except share data)


                                Class A and Class B                                           Accumulated
                                    common stock       Common stock    Additional                other                Compre-
                                ------------------  -----------------   paid-in    Retained  comprehensive            hensive
                                   Shares   Amount    Shares   Amount   capital    earnings  income (loss)   Total    income
                                ----------  ------  ---------  ------  ----------  --------  -------------- -------   ------
Balance at June 2, 2001          9,854,822   $985       -         -     $20,066    $63,138     $(3,185)    $ 81,004
Exercise of stock options          170,183     17                           842                                 859
Income tax benefits on
  stock options exercised                                                   272                                 272
Compensation related to
  stock option plans                                                        178                                 178
Issuance of stock                    7,237      1                            51                                  52
Purchase of treasury stock         (46,537)    (5)                         (347)                               (352)
Net earnings                                                                           585                      585   $  585
Unrealized holding gain on
  debt and equity securities                                                                       620          620      620
Foreign currency translation
  adjustments                                                                                      304          304      304
                                ----------    ---  ----------   -----    ------     ------       -----      -------    -----

Comprehensive income                                                                                                  $1,509
                                                                                                                       =====

Balance at June 1, 2002          9,985,705    998       -         -      21,062     63,723      (2,261)      83,522

Exercise of stock options           22,962      2     136,042     $14       738                                 754
Income tax benefits on
  stock options exercised                                                   150                                 150
Compensation related to
  stock option plans                                                          5                                   5
Issuance of stock                                       9,851       1        76                                  77
Purchase of treasury stock         (16,352)    (1)    (36,834)     (4)     (433)                               (438)
Common stock recapitalization   (9,992,315)  (999)  9,992,315     999
Net earnings                                                                         2,741                    2,741   $2,741
Unrealized holding loss on debt
  and equity securities                                                                            (63)         (63)     (63)
Decrease in fair market value
  on interest rate swap                                                                           (300)        (300)    (300)
Foreign currency translation
  adjustments                                                                                    2,154        2,154    2,154
                                ----------    ---  ----------   -----    ------     ------       -----      -------    -----

Comprehensive income                                                                                                  $4,532
                                                                                                                       =====

Balance at May 31, 2003              -         -   10,101,374   1,010    21,598     66,464        (470)      88,602

Exercise of stock options,
  net of 8,828 shares tendered
  for exercise and withholding
  taxes                                               624,146      63     3,046                               3,109
Income tax benefits on
  stock options exercised                                                 1,912                               1,912
Compensation related to
  stock option plans                                                          5                                   5
Issuance of stock                                      10,096       1       123                                 124
Purchase of treasury stock                            (37,400)     (4)     (413)                               (417)
Common stock subscription on
  effective date of subsidiary's
  initial public offering, net
  of financing costs and
  minority interest                                                      12,174                              12,174
Net earnings                                                                         6,726                    6,726   $6,726
Cash dividend ($.25 per
  common share)                                                                     (2,552)                  (2,552)
Unrealized holding gain on debt
  and equity securities
    Arising during the period                                                                    3,543        3,543    3,543
    Reclassification adjustment
      for gains included in
      net earnings                                                                              (1,868)      (1,868)  (1,868)
Increase in fair market value
  on interest rate swap                                                                            182          182      182
Foreign currency translation
  adjustments                                                                                      235          235      235
                                ----------    ---  ----------   -----    ------     ------       -----      -------    -----

Comprehensive income                                                                                                  $8,818
                                                                                                                       =====

Balance at May 29, 2004              -       $ -   10,698,216  $1,070   $38,445    $70,638      $1,622     $111,775
                                ==========    ===  ==========   =====    ======     ======       =====      =======


The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Fifty-two weeks ended
                                                   ---------------------------------------------
                                                     May 29,          May 31,           June 1,
                                                      2004             2003              2002
                                                   ---------         ---------         ---------
Cash flows from operating activities:
  Net earnings                                     $   6,726         $   2,741         $     585
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                    3,667             3,395             2,788
      Impairment of long-lived assets                                      116             1,312
      Gain on sale of investments                     (2,622)
      Provision for doubtful accounts                    170               287               221
      (Gain) loss on sale of assets                      (12)               14               (12)
      Minority interest                                   15
      Deferred income tax provision
        (benefit)                                       (527)              113               (58)
      Stock option compensation cost                       5                 5               178
      Other non-cash items                               116                71                46
      Changes in operating assets and
        liabilities
          Accounts receivable                         (1,308)           (5,959)            5,429
          Inventories                                  1,022            (2,216)           (4,230)
          Other current assets                        (2,298)             (249)            1,829
          Other assets                                  (681)             (737)             (666)
          Accounts payable                                63              (347)            2,043
          Accrued liabilities                          1,742               (44)              (37)
          Accrued income taxes                         2,164              (262)              662
          Other noncurrent liabilities                   250               263               100
                                                   ---------         ---------         ---------

            Net cash provided by (used
              in) operating activities                 8,492            (2,809)           10,190
                                                   ---------         ---------         ---------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                         (3,987)           (6,725)           (3,393)
  Restricted cash used in investing
    activities                                           696              (798)
  Proceeds from sale of assets                         1,392                 3                65
  Purchase of intangible assets                          (50)                               (400)
  Investments at cost                                   (100)             (600)             (600)
  Available-for-sale securities
    Purchases                                        (24,379)         (112,061)          (85,660)
    Proceeds from sale                                23,164           119,600            82,863
                                                   ---------         ---------         ---------

      Net cash used in investing
        activities                                    (3,264)             (581)           (7,125)
                                                   ---------         ---------         ---------

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                 (in thousands)

                                                                  Fifty-two weeks ended
                                                        -----------------------------------------
                                                         May 29,         May 31,         June 1,
                                                          2004            2003             2002
                                                        --------        --------         --------
Cash flows from financing activities:
  Proceeds from issuance of debt                        $    151        $  3,531         $  8,111
  Repayments of debt                                        (565)           (409)          (8,264)
  Payments of costs relating to initial
    public offering of subsidiary                           (556)
  Dividends paid                                          (2,552)
  Proceeds from exercise of stock
    options                                                3,109             754              859
  Purchase of treasury stock                                (417)           (438)            (352)
  Proceeds from issuance of stock in
    connection with the stock
    purchase plan                                              8               6                6
                                                        --------        --------         --------

      Net cash provided by (used in)
        financing activities                                (822)          3,444              360
                                                        --------        --------         --------

Effect of exchange rate changes on
  cash and cash equivalents                                  215           1,386              203
                                                        --------        --------         --------

      INCREASE IN CASH AND CASH
        EQUIVALENTS                                        4,621           1,440            3,628

Cash and cash equivalents
  Beginning of year                                        9,459           8,019            4,391
                                                        --------        --------         --------

  End of year                                           $ 14,080        $  9,459         $  8,019
                                                        ========        ========         ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                          $    236        $    198         $     74
                                                        ========        ========         ========
      Income taxes (net of $269, $3
        and $950 in refunds in 2004,
        2003 and 2002, respectively)                    $  1,311        $  1,880         $    166
                                                        ========        ========         ========

Supplemental disclosure of non-cash
  financing activity:
    Common stock subscription on
      effective date of subsidiary's
      initial public offering, net of
      financing costs, excluding
      minority interest adjustment of
      $6,496                                            $ 18,670
                                                        ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

      Nature of Business
      ------------------

      The Company is primarily engaged in developing, manufacturing and marketing medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. The Company also designs, develops, manufactures and markets, through its subsidiary, AngioDynamics, Inc. ("AngioDynamics"), innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease and other non-coronary diseases (see Note R).

      Basis of Consolidation and Recent Events
      ----------------------------------------

      The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all wholly owned subsidiaries, as well as the accounts of AngioDynamics, Inc. ("AngioDynamics") (collectively, the "Company"). Through May 26, 2004, AngioDynamics was a wholly owned subsidiary of E-Z-EM. On May 27, 2004, AngioDynamics sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, and on June 18, 2004, AngioDynamics received proceeds of $2,992,000, net of financing costs. At June 15, 2004, E-Z-EM's ownership interest in AngioDynamics decreased to 80.4% (see Note O). All significant intercompany balances and transactions have been eliminated.

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

      Fiscal Year
      -----------

      The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal years 2004, 2003 and 2002 ended on May 29, 2004, May 31, 2003 and June 1, 2002, respectively, for reporting periods of fifty-two weeks.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash and Cash Equivalents
      -------------------------

      The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $2,000,000 and $2,300,000 at May 29, 2004 and May 31, 2003,
      respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $7,897,000 and $5,264,000 at May 29, 2004 and May 31, 2003, respectively.

      As of May 29, 2004 and May 31, 2003, approximately $13,330,000 and $9,539,000, respectively, of cash held by financial institutions in the U.S. and other countries exceeded Federal Deposit Insurance Corporation and other government agencies insured amounts.

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

      Accounts Receivable
      -------------------

      Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

      Changes in the Company's allowance for doubtful accounts are as follows:

                                                          May 29,       May 31,
                                                            2004         2003
                                                          -------       -------
                                                              (in thousands)

         Beginning balance                                $ 1,026       $   848
         Provision for doubtful accounts                      170           287
         Write-offs                                           (56)         (109)
                                                          -------       -------

         Ending balance                                   $ 1,140       $ 1,026
                                                          =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventories
      -----------

      Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $3,412,000, $3,140,000 and $2,666,000 in 2004, 2003 and 2002, respectively.

      Accounting for Business Combinations, Goodwill and Intangible Assets
      --------------------------------------------------------------------

      As of June 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that no impairment existed as of June 3, 2001. Goodwill is tested for impairment periodically in accordance with SFAS No. 142.

      Intangible assets, which consist primarily of technology, trademarks, licenses and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Amortization of intangible assets was $255,000, $255,000 and $122,000 in 2004, 2003 and 2002, respectively. Estimated amortization expense related to these intangibles for the succeeding five years is as follows:

                                                         (in thousands)

                   2005                                        $258
                   2006                                        $125
                   2007                                        $125
                   2008                                        $125
                   2009                                        $125

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note E).

      Revenue Recognition
      -------------------

      The Company recognizes revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. E-Z-EM products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. All product returns must be pre-approved by the Company and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. Within the E-Z-EM segment, the Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $356,000 and $223,000 at May 29, 2004 and May 31, 2003, respectively. Service costs are expensed as incurred.

      Research and Development
      ------------------------

      The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

      Shipping and Handling Costs
      ---------------------------

      Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

      Advertising
      -----------

      All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $612,000, $1,738,000 and $1,505,000 in 2004, 2003 and 2002, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

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

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company's consolidated financial statements. At May 29, 2004, the Company has four stock-based compensation plans, as well as two AngioDynamics option plans intended to substantially "mirror" the provisions of E-Z-EM's option plans, which are described more fully in Note P. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $5,000, $5,000 and $178,000 in 2004, 2003 and 2002, respectively, was recognized under these plans for options granted to consultants.

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                              2004         2003         2002
                                             ------       ------       ------
                                           (in thousands, except per share data)

      Net earnings, as reported              $6,726       $2,741       $  585
      Deduct: Total stock-based employee
        compensation expense determined
        under the fair value based method
        for all awards, net of income
        tax effects                            (563)        (596)        (646)
                                             ------       ------       ------

      Pro forma net earnings (loss)          $6,163       $2,145       $  (61)
                                             ======       ======       ======

      Earnings (loss) per common share
        Basic - as reported                  $  .65       $  .27       $  .06
        Basic - pro forma                       .60          .21         (.01)

        Diluted - as reported                $  .63       $  .26       $  .06
        Diluted - pro forma                     .58          .21         (.01)

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings Per Common Share
      -------------------------

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                                   2004        2003        2002
                                                  ------      ------      ------
                                                         (in thousands)

      Basic                                       10,344      10,048       9,848
      Effect of dilutive securities
         (stock options)                             281         371         312
                                                  ------      ------      ------

      Diluted                                     10,625      10,419      10,160
                                                  ======      ======      ======

      Excluded from the calculation of earnings per common share, are options to purchase 0, 461,155 and 70,583 shares of common stock at May 29, 2004, May 31, 2003 and June 1, 2002, respectively, as their inclusion would be anti-dilutive. The ranges of exercise prices on the excluded options were $8.40 to $12.49 per share at May 31, 2003 and $9.00 to $12.49 per share at June 1, 2002.

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

      The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash and cash equivalents, accounts receivable and accounts payable, and the interest rates associated with its notes payable and debt. The Company's interest rate swap has been recorded at its fair value. Debt and equity securities are reported at their fair values.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Effects of Recently Issued Accounting Pronouncements
      ----------------------------------------------------

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

      As of August 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. The adoption of EITF 00-21 has had no current effect on the Company's financial position or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B - COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, are as follows:

                                                  2004          2003          2002
                                                -------       -------       -------
                                                           (in thousands)
      Net earnings
      Unrealized holding gain (loss) on         $ 6,726       $ 2,741       $   585
        debt and equity securities:
          Arising during the year, net of
            income tax provision of $539,
            $213 and $16 in 2004, 2003 and
            2002, respectively                    3,543           (63)          620
          Reclassification adjustment for
            gains included in net
            earnings, net of income tax
            provision of $754 in 2004            (1,868)
      Increase (decrease) in fair value
        on interest rate swap:
          Arising during the year, net of
            income tax provision (benefit)
            of $106 and ($176) in 2004 and
            2003, respectively                      182          (300)
      Foreign currency translation
        adjustments:
          Arising during the year                   235         2,154           304
                                                -------       -------       -------

              Comprehensive income              $ 8,818       $ 4,532       $ 1,509
                                                =======       =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE B - COMPREHENSIVE INCOME (continued)

      The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                          May 29,        May 31,
                                                            2004          2003
                                                          -------       -------
                                                              (in thousands)

      Unrealized holding gain on debt and equity
        securities, net of income tax liability of
        $57 and $272 at May 29, 2004 and May 31,
        2003, respectively                                $ 2,430       $   755
      Decrease in fair value on interest
        rate swap                                            (118)         (300)
      Cumulative translation adjustments                     (690)         (925)
                                                          -------       -------

          Accumulated other comprehensive income
            (loss)                                        $ 1,622       $  (470)
                                                          =======       =======

NOTE C - INVESTMENT AT COST

      In August 2001, the Company acquired 240,000 shares of the Series B Convertible Preferred Stock, or approximately 5%, of PointDx, Inc. ("PointDx") for $600,000. PointDx, a Delaware corporation based in Winston-Salem, North Carolina, is an emerging medical technology company focused on the development of virtual colonoscopy software and structured reporting solutions for radiology. Virtual colonoscopy is an innovative technology that visualizes the colon using advanced CT imaging and 3-D computer reconstruction of that image data. The Company also acquired a three-year warrant to purchase an additional 120,000 shares of the Series B Convertible Preferred Stock at $2.50 per share, and the right to designate one nominee for the PointDx board of directors. The Company's investment in PointDx is accounted for by the cost method. In December 2002, the Company entered into an agreement with PointDx, whereby the Company agreed to reduce the shares that can be purchased under the aforementioned warrant by 36,000 in exchange for a non-royalty bearing license to certain technology in the field of virtual colonoscopy.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE D - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

      In May 2003, the Company announced a plan to close its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which is part of the E-Z-EM segment. The Company has entered into an agreement to outsource these operations to a third-party manufacturer. This realignment is part of the Company's strategic plan of restructuring its operations to achieve greater efficiency. The project was completed in the fourth quarter of fiscal 2004 and the Company expects the project to generate savings beginning in the 2005 fiscal year. Project costs, primarily severance relating to 98 employees, aggregated $1,771,000. At May 29, 2004, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $219,000. In May 2004, the Company sold the land and building encompassing its San Lorenzo facility for $1,250,000 and recognized a gain on the sale of $114,000.

      In June 2004, the Company announced a plan to further streamline its operations in the E-Z-EM segment, specifically by moving its powder-based barium production to its manufacturing facility in Montreal, Canada. The Company expects the project to take 12 months to complete, and should generate savings beginning in 2006. An expected pre-tax charge to earnings of $2,800,000, approximately half of which is severance relating to 71 employees, will be recorded in 2005 as a result of this program.

NOTE E - ASSET IMPAIRMENT CHARGES

      During 2002, the Company adopted a plan to close a facility owned by its wholly owned Japanese subsidiary. The facility was principally used to manufacture liquid barium sulfate formulations for sale in the Japanese market. The facility lacked the necessary manufacturing throughput to justify its continued existence. In connection with this plan, the Company recorded a $1,393,000 charge to operations during 2002, within the E-Z-EM operating segment, consisting of i) a $1,262,000 write-down of property, plant and equipment to management's estimate of their fair market value, based upon the anticipated proceeds to be received upon sale, ii) severance costs of $100,000, and iii) a provision for inventory reserves of $31,000. During 2003, the Company recorded an additional write-down of property of $116,000 to management's current estimate of its fair market value.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE F - DEBT AND EQUITY SECURITIES

      Debt and equity securities at May 29, 2004 consist of the following:

                                                                                     Unrealized
                                                   Amortized          Fair             holding
                                                     cost             value             gain
                                                   ---------         --------        ----------
                                                                  (in thousands)
      Current
      -------
      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Municipal bonds with maturities
            Due in 1 through 10 years               $ 1,015          $ 1,015
            Due after 10 years and through
              20 years                                3,525            3,525
            Due after 20 years                        7,605            7,605
          Other                                         722              722
                                                    -------          -------
                                                    $12,867          $12,867
                                                    =======          =======

      Noncurrent
      ----------
      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities                         $   620          $ 3,107          $ 2,487
                                                    -------          -------          -------
                                                    $   620          $ 3,107          $ 2,487
                                                    =======          =======          =======

      Debt and equity securities at May 31, 2003 consist of the following:

                                                                                     Unrealized
                                                   Amortized          Fair             holding
                                                     cost             value             gain
                                                   ---------         --------        ----------
                                                                  (in thousands)
      Current
      -------
      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Municipal bonds with maturities
            Due in 1 through 10 years               $ 1,000          $ 1,000
            Due after 10 years and through
              20 years                                4,020            4,020
            Due after 20 years                        3,375            3,375
          Other                                         111              111
                                                    -------          -------
                                                    $ 8,506          $ 8,506
                                                    =======          =======

      Noncurrent
      ----------
      Available-for-sale securities
        (carried on the balance sheet
        at fair value)
          Equity securities                         $ 1,144          $ 2,171          $ 1,027
                                                    -------          -------          -------
                                                    $ 1,144          $ 2,171          $ 1,027
                                                    =======          =======          =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE F - DEBT AND EQUITY SECURITIES (continued)

      During 2004, the Company sold 351,396 shares of its investment in Cedara Software Corporation and 40,000 shares of its investment in Vital Images, Inc., resulting in a gain on sales of $2,622,000, which is included in the consolidated statement of earnings under the caption "Other, net".

NOTE G - INVENTORIES

      Inventories consist of the following:

                                                          May 29,       May 31,
                                                           2004           2003
                                                          -------       -------
                                                              (in thousands)

        Finished goods                                    $14,526       $15,738
        Work in process                                     1,583         1,653
        Raw materials                                      11,336        11,076
                                                          -------       -------
                                                          $27,445       $28,467
                                                          =======       =======

NOTE H - PROPERTY, PLANT AND EQUIPMENT, AT COST

      Property, plant and equipment are summarized as follows:

                                          Estimated
                                            useful         May 29,      May 31,
                                            lives            2004        2003
                                          ---------        -------      -------
                                                              (in thousands)
      Building and building
        improvements                    10 to 39 years     $16,155      $16,455
      Machinery and equipment            2 to 10 years      35,925       37,319
      Leasehold improvements             Term of lease       1,002        1,045
                                                           -------      -------

                                                            53,082       54,819

      Less accumulated depreciation
        and amortization                                    32,458       33,815
                                                           -------      -------

                                                            20,624       21,004
      Land                                                   2,134        2,453
                                                           -------      -------

                                                           $22,758      $23,457
                                                           =======      =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE I - INCOME TAXES

      Income tax expense analyzed by category and by income statement classification is summarized as follows:

                                             2004           2003          2002
                                           -------        -------       -------
                                                       (in thousands)

      Current
        Federal                            $ 2,497        $   612       $   824
        State and local                        144             72            42
        Foreign                              1,068            700         1,038
                                           -------        -------       -------

          Subtotal                           3,709          1,384         1,904

      Deferred                                (527)           113           (58)
                                           -------        -------       -------

          Total                            $ 3,182        $ 1,497       $ 1,846
                                           =======        =======       =======

      Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                         May 29,        May 31,
                                                          2004            2003
                                                         -------        -------
                                                             (in thousands)

      Deferred tax assets
        Tax operating loss carryforwards                 $ 1,455        $ 2,019
        Capital loss carryforward                            526          1,219
        Tax credit carryforwards                              88            147
        Alternative minimum tax credit carryforward            4              4
        Impairment of long-lived assets                    2,768          3,059
        Expenses incurred not currently deductible         1,396          1,282
        Deferred compensation costs                          932            845
        Inventories                                          746            629
        Losses of a U.S. subsidiary not currently
          deductible                                         554
        Write-down of investment in affiliate                496            496
        Other                                                202            175
                                                         -------        -------

            Gross deferred tax asset                       9,167          9,875
                                                         -------        -------

      Deferred tax liabilities
        Excess tax over book depreciation                  1,364          1,423
        Unrealized investment gains                           57            272
        Tax on unremitted profits of Puerto
          Rican subsidiary                                     6             63
        Other                                                 54             44
                                                         -------        -------

            Gross deferred tax liability                   1,481          1,802

      Valuation allowance                                 (4,859)        (5,884)
                                                         -------        -------

            Net deferred tax asset                       $ 2,827        $ 2,189
                                                         =======        =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE I - INCOME TAXES (continued)

      In 1994, the Company sold to its Canadian subsidiary warrants to purchase 396,396 shares of stock in Cedara. This transaction generated a capital gain for tax purposes of approximately $3,344,000, utilizing a portion of the Company's capital loss carryforward and giving rise to a temporary difference pertaining to the difference between the financial statement and tax basis in this asset. In 2001, as a result of recording an impairment on the aforementioned asset, the temporary difference was eliminated and a deferred tax asset, relating to the future tax benefit from the impairment loss, with a full valuation allowance, was recorded.

      If not utilized, the tax operating loss carryforwards of $1,455,000 will expire in various amounts over the years 2005 through 2019 and capital loss carryforwards of $526,000 will expire in 2006. The tax credit carryforwards of $88,000 will expire in various amounts over the years 2008 through 2019.

      Deferred income taxes are provided for the expected Tollgate tax on the undistributed earnings of the Company's Puerto Rican subsidiary, which are expected to be distributed at some time in the future.

      At May 29, 2004, undistributed earnings of certain foreign subsidiaries aggregated $21,346,000 that will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $992,000.

      Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

                                                         May 29,       May 31,
                                                          2004           2003
                                                         -------       -------
                                                            (in thousands)

      Current - Other current assets                     $ 1,973       $ 1,828
      Current - Accrued income taxes                          (6)          (63)
      Noncurrent - Other assets                            1,483         1,179
      Noncurrent - Other noncurrent liabilities             (623)         (755)
                                                         -------       -------

        Net deferred tax asset                           $ 2,827       $ 2,189
                                                         =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE I - INCOME TAXES (continued)

      Earnings before income taxes and minority interest for U.S. and international operations consist of the following:

                                                   2004          2003          2002
                                                 -------       -------       -------
                                                           (in thousands)
      U.S                                        $ 6,737       $ 1,505       $ 2,096
      International                                3,186         2,733           335
                                                 -------       -------       -------

                                                 $ 9,923       $ 4,238       $ 2,431
                                                 =======       =======       =======

      The Company's consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's earnings before income taxes and minority interest for the following reasons:

                                                   2004          2003          2002
                                                 -------       -------       -------
                                                           (in thousands)
      Income tax provision                       $ 3,182       $ 1,497       $ 1,846
      Effect of:
        State income taxes, net of Federal
          tax benefit                                (96)          (44)          (44)
        Research and development tax credit          163           118            43
        Extraterritorial income exclusion             11            22            26
        Tax-exempt portion of investment
          income                                      27            57            98
        Change in valuation allowance               (247)          100           101
        Utilization of capital loss
          carryforwards previously not
          given benefit by U.S. entity               692
        Utilization of net operating loss
          carryforwards previously not
          given benefit by foreign
          entities                                   174           259
        Losses of foreign entities
          generating no current tax
          benefit                                   (107)         (149)       (1,071)
        Nondeductible expenses                      (398)         (618)         (338)
        Other                                        (27)          199           166
                                                 -------       -------       -------

      Income tax provision at statutory
        tax rate of 34%                          $ 3,374       $ 1,441       $   827
                                                 =======       =======       =======

      The Company has an agreement with the Commonwealth of Puerto Rico pursuant to which its operations in Puerto Rico are subject to a partial tax exemption that expires January 23, 2007.

      The U.S. Federal income tax returns of the Company through May 31, 2000 have been closed by the Internal Revenue Service.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE J - NOTES PAYABLE

      Notes payable consist of the following:

                                                            May 29,    May 31,
                                                             2004       2003
                                                            -------    -------
                                                              (in thousands)

      Japanese bank
        4.80% note (1)                                       $440        $597
                                                             ----        ----

                                                             $440        $597
                                                             ====        ====

      (1) Guaranteed by the Company and collateralized by property and plant having a net carrying value of $801,000 at May 29, 2004.

      The Company's Canadian subsidiary has available $1,464,000 (Canadian $2,000,000) under a line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2004.

      AngioDynamics has available $3,000,000 under a line of credit with a bank, which is collateralized by substantially all of the assets of AngioDynamics and expires on November 30, 2004.

      During 2004, 2003 and 2002, the weighted average interest rates on short-term debt were 4.80%, 4.68% and 3.30%, respectively.

NOTE K - LONG-TERM DEBT

      Long-term debt consists of the following:

                                                            May 29,      May 31,
                                                             2004         2003
                                                            -------     -------
                                                             (in thousands)
      Industrial Revenue Bonds (1)                          $3,255      $3,395
      Japanese bank loans, due November 2004 through
        October 2007, with interest rates ranging from
        1.80% through 5.65% (2)                                155         270
      Other                                                    173         107
                                                            ------      ------

                                                             3,583       3,772
      Less current maturities                                  305         302
                                                            ------      ------

                                                            $3,278      $3,470
                                                            ======      ======

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE K - LONG-TERM DEBT (continued)

      (1) In September 2002, the Company closed on the financing for the expansion of the AngioDynamics headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the "Bonds") issued by the Warren and Washington Counties Industrial Development Agency (the "Agency") aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the "Trustee"). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the "Bank") and the Company. As of May 29, 2004, the advances aggregated $3,398,000 with the remaining proceeds of $102,000 classified as restricted cash. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are resold (1.21% per annum at May 29, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,325,000 at May 29, 2004) to support outstanding principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

            The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,343,000 and $6,261,000 at May 29, 2004 and May 31, 2003,
            respectively.

            The Company entered into an interest rate swap agreement with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The swap agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The swap agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30 day LIBOR repriced every seven days through May 2022. At May 29, 2004 and May 31, 2003, since the swap agreement is classified as a cash flow hedge, the fair value of $188,000 and $476,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss is $118,000 and $300,000, respectively, net of tax benefit (see note B). Amounts to be paid or received under the swap agreement are accrued as interest rates change

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE K - LONG-TERM DEBT (continued)

            and are recognized over the life of the swap agreement as an adjustment to interest expense.

      (2) Guaranteed by the Company and collateralized by property and plant having a net carrying value of $801,000 at May 29, 2004.

      At May 29, 2004, future minimum principal payments on long-term debt were as follows:

                                                      (in thousands)

                   2005                                   $  305
                   2006                                      259
                   2007                                      250
                   2008                                      214
                   2009                                      220
                   Thereafter                              2,335
                                                          ------

                                                          $3,583
                                                          ======

NOTE L - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

      Accrued liabilities consist of the following:

                                                         May 29,        May 31,
                                                          2004           2003
                                                         -------        -------
                                                             (in thousands)

      Payroll and related expenses                       $7,024         $5,381
      Other                                               2,877          2,343
                                                         ------         ------

                                                         $9,901         $7,724
                                                         ======         ======

      Other noncurrent liabilities consist of the following:

                                                         May 29,        May 31,
                                                          2004           2003
                                                         -------        -------
                                                              (in thousands)

       Deferred compensation                             $2,520          $2,284
       Deferred taxes                                       623             755
       Other                                                345             310
                                                         ------          ------

                                                         $3,488          $3,349
                                                         ======          ======

NOTE M - RETIREMENT PLANS

      E-Z-EM, Inc. and its domestic subsidiaries ("E-Z-EM") provide pension benefits through three Profit-Sharing Plans, under which E-Z-EM makes discretionary contributions to eligible employees, and three companion

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE M - RETIREMENT PLANS (continued)

      401(k) Plans, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. These plans cover all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2004, 2003 and 2002, profit-sharing contributions were $797,000, $760,000 and $651,000, respectively, and 401(k) matching contributions were $471,000, $446,000 and $395,000, respectively. E-Z-EM also contributed $40,000, $43,000 and $41,000 in 2004, 2003 and 2002,
      respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

      E-Z-EM Canada Inc., a wholly owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2004, 2003 and 2002, contributions were $150,000, $115,000 and $100,000, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

      Operating Leases
      ----------------

      The Company is committed under non-cancelable operating leases for facilities, automobiles and equipment. During 2004, 2003 and 2002, aggregate rental costs under all operating leases were approximately $2,017,000, $2,046,000 and $1,816,000, respectively, of which approximately $28,000, $170,000 and $203,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 29, 2004, are summarized as follows:

                                                              Total
                                                              leases
                                                              ------
                                                          (in thousands)

            2005                                              $1,346
            2006                                               1,321
            2007                                               1,276
            2008                                                 591
            2009                                                 374
            Thereafter                                           418
                                                              ------

                                                              $5,326
                                                              ======

      Employment Contract
      -------------------

      The Company has an employment contract with an executive officer that is cancelable at any time, but provides for severance pay in the event such executive is terminated by the Company without cause, as defined in the contract. Unless cancelled earlier, the contract will terminate on May 31, 2007. Aggregate minimum compensation commitments under this contract at May 29, 2004, and relating to fiscal 2005, are $680,000.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

      Litigation Matters
      ------------------

      AngioDynamics and E-Z-EM have been named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no.
               -------------     -----------------------------------
      27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics' distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys' fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp and Medcomp has accepted defense of the action. Based upon its prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation to AngioDynamics if it is unsuccessful in defending this action.

      On January 6, 2004, Diomed, Inc. filed an action against AngioDynamics entitled Diomed, Inc., vs. AngioDynamics, Inc., civil action no. 04 10019
               ------------      -------------------
      RGS in the U.S. District Court for the District of Massachusetts. Diomed's complaint alleges that AngioDynamics has infringed on Diomed's U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the "VenaCure(TM) Procedure Kit") and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the VenaCure(TM) Procedure Kit. The complaint alleges that AngioDynamics' actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting training programs, and asks for compensatory and treble money damages, reasonable attorneys' fees, costs and pre-judgment interest. AngioDynamics believes that the product does not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on AngioDynamics' behalf to defend this action.

      The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE O - COMMON STOCK

      On May 27, 2004, the Company's AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. The Company has recorded a credit to common stock and additional paid-in capital of $12,174,000 which is net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, and on June 18, 2004, AngioDynamics received proceeds of $2,992,000, net of financing costs. At June 15, 2004, the Company's ownership interest in AngioDynamics decreased to 80.4%.

      On August 17, 2004, the Company's Board of Directors approved the distribution of its entire equity interest in AngioDynamics (the "Distribution"), which will be made to its shareholders on October 30, 2004. The Company has received a private letter ruling from the Internal Revenue Service that the Distribution will be tax-free to the Company and its shareholders. The Company believes that positioning AngioDynamics as an independent public company will allow it greater access to capital and flexibility to take advantage of business opportunities that may arise. E-Z-EM has entered into three agreements with AngioDynamics - a master separation and distribution agreement, a corporate agreement and a tax allocation and indemnification agreement - that relate to our relationship with AngioDynamics both now and after the separation of AngioDynamics from our Company.

      The Company's financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and Note R. The Company's historical financial statements are not necessarily indicative of its financial position, results of operations and cash flows after completion of the Distribution described above. During the period between the IPO and the Distribution, the Company will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to its percentage of equity ownership. Upon completion of the Distribution, the Company will report the results of operations for AngioDynamics as a discontinued operation.

      In July 2002, the Company concluded a program to repurchase 500,000 shares of its then Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock were repurchased for approximately $139,000 during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. The Company repurchased 37,400 shares of common stock for approximately $417,000 during 2004. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE O - COMMON STOCK (continued)

      In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was payable on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, the Company's Board of Directors declared a cash dividend of $.30 per outstanding share of the Company's common stock. The dividend was payable on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

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

NOTE P - STOCK COMPENSATION PLANS

      1983 Stock Option Plan
      ----------------------

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

      1984 Stock Option Plan
      ----------------------

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

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE P - STOCK COMPENSATION PLANS (continued)

      1997 Stock Option Plan
      ----------------------

      In 1997, the Company's AngioDynamics subsidiary adopted a Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares (including 243,129 shares authorized in May 2002) of AngioDynamics' common stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. As a result of the 1997 Plan, the Company's equity interest in AngioDynamics may become diluted by as much as 9%.

      2004 Stock and Incentive Award Plan
      -----------------------------------

      In 2004, AngioDynamics adopted the 2004 Stock and Incentive Award Plan (the "2004 Plan"). The 2004 Plan provides for the grant of incentive stock options to AngioDynamics' employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to AngioDynamics' employees, directors and other service providers. A total of 1,000,000 shares of AngioDynamics' common stock have been reserved for issuance under the 2004 Plan. A committee of the AngioDynamics board will administer the 2004 Plan. The committee will determine the vesting terms and exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of AngioDynamics' common stock on the date of grant. The term of an incentive stock option may not exceed ten years. At May 29, 2004, no grants had been awarded and no shares were outstanding under the 2004 Plan.

      Mirror Stock Option Plans
      -------------------------

      Under E-Z-EM's Master Separation and Distribution Agreement with AngioDynamics, AngioDynamics agreed to grant options to purchase shares of its common stock to all holders of options to purchase E-Z-EM common stock outstanding prior to the date of the distribution by E-Z-EM of its shares of AngioDynamics common stock to its shareholders. The number of shares subject to, and exercise prices of, the AngioDynamics options (and of the E-Z-EM options, which will be adjusted to give effect to the distribution) will be set so that the adjusted E-Z-EM options and the AngioDynamics options will have the same ratio of exercise price to market price, and, to the extent possible, the same aggregate difference between the market price and the exercise price, or intrinsic value, as did the E-Z-EM options at the time of the distribution.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE P - STOCK COMPENSATION PLANS (continued)

      Except for the adjusted exercise price, and if applicable, the number of shares subject to the options, the terms and conditions of the E-Z-EM options, including the vesting provisions, will remain the same. In connection with the grant of the AngioDynamics options, AngioDynamics adopted two stock option plans intended to substantially "mirror" the provisions of E-Z-EM's option plans under which the outstanding E-Z-EM options were granted. AngioDynamics has reserved 700,000 shares of common stock for issuance under the two plans. At May 29, 2004, no stock options have been granted under the plans.

      A summary of the status of the Company's stock option plans as of May 29, 2004, May 31, 2003 and June 1, 2002, and changes for the three years then ended, is presented below:

                                            2004                         2003                           2002
                                   ---------------------        ----------------------         ----------------------
                                                 Weighted-                     Weighted-                      Weighted-
                                                  average                       average                        average
                                   Shares        exercise        Shares        exercise         Shares        exercise
                                   (000)          price          (000)           price           (000)          price
                                   ------        --------        ------        --------         ------        --------
      1983 Plan
      ---------
      Outstanding at
        beginning of year          1,018          $ 6.13          1,180          $ 5.99          1,269          $ 5.84
      Granted                                                                                       56          $ 7.53
      Exercised                     (570)         $ 5.08           (113)         $ 4.97           (127)         $ 5.23
      Forfeited                       (2)         $ 5.63            (25)         $ 5.13            (18)         $ 5.69
      Expired                                                       (24)         $ 5.39
                                   -----                          -----                          -----
      Outstanding at
        end of year                  446          $ 7.49          1,018          $ 6.13          1,180          $ 5.99
                                   =====                          =====                          =====

      Options exercisable
        at year-end                  418          $ 7.48            901          $ 5.87            907          $ 5.51

      Weighted-average
        fair value of
        options granted
        during the year                             None                           None                         $ 3.61

      1984 Plan
      ---------
      Outstanding at
        beginning of year            202          $ 6.05            242          $ 5.65            281          $ 5.41
      Granted                          8          $18.70              9          $ 8.40              8          $ 9.00
      Exercised                      (62)         $ 5.98            (46)         $ 4.18            (44)         $ 4.52
      Forfeited                                                      (3)         $ 9.66
      Expired                                                                                       (3)         $ 8.07
                                   -----                          -----                          -----
      Outstanding at
        end of year                  148          $ 6.76            202          $ 6.05            242          $ 5.65
                                   =====                          =====                          =====
      Options exercisable
        at year-end                  131          $ 5.92            186          $ 5.82            228          $ 5.55

      Weighted-average
        fair value of
        options granted
        during the year                           $ 9.08                         $ 4.35                         $ 4.39

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE P - STOCK COMPENSATION PLANS (continued)

                                     2004                     2003                      2002
                               --------------------     --------------------     --------------------
                                           Weighted-                Weighted-                Weighted-
                                            average                  average                 average
                               Shares      exercise     Shares      exercise     Shares      exercise
                                (000)       price        (000)        price       (000)        price
                               ------      --------     ------      --------     ------      --------
      1997 Plan
      ---------
      Outstanding at
        beginning of year       1,305       $ 4.46       1,286       $ 4.41       1,221       $ 4.35
      Granted                     193       $10.24          31       $ 6.52          66       $ 5.56
      Forfeited                    (8)      $ 4.62         (12)      $ 4.35          (1)      $ 4.35
                                -----                    -----                    -----
      Outstanding at
        end of year             1,490       $ 5.21       1,305       $ 4.46       1,286       $ 4.41
                                =====                    =====                    =====
      Options exercisable
        at year-end              None                     None                     None

      Weighted-average
        fair value of
        options granted
        during the year                     $ 5.74                   $ 4.02                   $ 3.55

      The following information applies to options outstanding and exercisable at May 29, 2004:

                                                Outstanding                           Exercisable
                                   --------------------------------------       ----------------------
                                                 Weighted-
                                    Number        average       Weighted-       Number       Weighted-
                                      out-       remaining       average         exer-        average
             Range of              standing       life in       exercise        cisable      exercise
         exercise prices             (000)         years          price          (000)         price
         ---------------           --------      ----------     ---------       -------      ---------
             1983 Plan
             ---------
          $3.66 to $4.90               76           2.32         $ 4.30            65         $ 4.21
               $5.63                   58           5.08         $ 5.63            58         $ 5.63
         $8.50 to $10.13              312           5.91         $ 8.61           295         $ 8.58
                                      ---                                         ---

                                      446                                         418
                                      ===                                         ===

            1984 Plan
            ---------
          $3.66 to $5.49               84           1.20         $ 4.26            84         $ 4.26
          $5.88 to $8.58               34           4.49         $ 7.83            25         $ 7.63
         $9.00 to $12.49               22           4.29         $10.28            22         $10.28
              $18.70                    8          10.00         $18.70
                                      ---                                         ---

                                      148                                         131
                                      ===                                         ===

            1997 Plan
            ---------
             $ 4.35                 1,229           3.15         $ 4.35
             $ 6.52                   100           8.69         $ 6.52
             $11.00                   161           9.99         $11.00
                                    -----

                                    1,490
                                    =====

    On May 29, 2004, there remained 555,988, 96,440 and 7,356 shares available for granting of options under the 1983, 1984 and 1997 Plans, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE P - STOCK COMPENSATION PLANS (continued)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

                                                    2004            2003             2002
                                                  -------          -------         -------
      1983 and 1984 Plans
      -------------------
      Expected stock price volatility              50.98%           50.74%          48.88%
      Risk-free interest rate                       3.90%            2.37%           4.29%
      Expected life of options                    5 years          5 years         5 years

      1997 Plan
      ---------
      Expected stock price volatility              57.24%           47.88%          45.87%
      Risk-free interest rate                       3.30%            3.64%           5.42%
      Expected life of options                  6.2 years        9.5 years        9.5 years

      In 1985, the Company adopted an Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for the purchase by employees of the Company's common stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company's common stock may be purchased under the Employee Plan. The Board of Directors in its discretion may terminate the Employee Plan at any time. Unless sooner terminated, the Employee Plan shall terminate at the time that all of the shares of common stock available for offer under the plan have been sold under the plan. During 2004, employees purchased 596 shares, at prices ranging from $11.01 to $15.65 per share. Total proceeds received by the Company approximated $8,000.

NOTE Q - RELATED PARTIES

      The Company has split dollar life insurance arrangements ("arrangements") with Howard S. Stern (including his spouse), the Company's Chairman of the Board, and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively. Betty Meyers is a shareholder of the Company and the widow of Phillip H. Meyers, a co-founder of the Company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers, a director. Annually, through fiscal 2002, the Company paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under The Sarbanes-Oxley Act of 2002, for fiscal years 2003 and 2004, the Company did not make any payments toward the cost of such policies. Through August 2000, payments made by the Company were subject to repayment with interest payable to the Company annually by the insureds. In August 2000, the arrangements were modified to conform to the Company's other split dollar life insurance arrangements, making subsequent payments non-interest bearing. In May 2002, the Company forgave any unpaid interest.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE Q - RELATED PARTIES (continued)

      As a result of the Company's not advancing the cost of the policies, Mr. Stern personally paid the premiums on his policy during fiscal years 2003 and 2004. The Betty Meyers Life Insurance Trust did not make similar premium payments and, as a result, the insurance company charged the amount of the premium against the cash surrender value of the Meyers' policy. The aggregate amount of premiums paid by the Company for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by the Company for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by the Company. As a result of the insurance company charging the Meyers' policy for the amount of the unpaid premiums, the cash surrender value of the Meyers' policy was reduced to $487,000. Both Howard Stern (including his spouse) and Betty Meyers have agreed to repay to the Company any shortfall between the cash surrender value of his or her policy and the aggregate amount of premiums paid by the Company.

      At May 29, 2004 and May 31, 2003, the cash surrender value of such policies aggregated $1,331,000 and $1,193,000, respectively. At May 29, 2004 and May 31, 2003, advances of $1,000,000 are recorded in the consolidated balance sheets under the caption "Other assets".

      The Company's employment contract with Howard S. Stern, the Chairman of the Company's board, expired on November 30, 2001. Effective January 1, 2002, the Company entered into an agreement with Mr. Stern, pursuant to which Mr. Stern agreed to provide certain services to the Company until December 31, 2004. The Company agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at the annual meeting. So long as Mr. Stern remains Chairman of the Company, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern is also entitled to receive 36 equal monthly payments of $20,833, as well as certain bonus opportunities. Mr. Stern also receives other benefits and perquisites and, so long as he remains Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Effective January 1, 2002, the Company extended the exercise period of Mr. Stern's fully vested, expiring stock options. The Company recorded a compensation charge of $173,000 during 2002 in connection with this decision.

      Several other directors provided consulting services to the Company and to the Company's benefit plans during 2004, 2003 and 2002. Fees for such services were approximately $267,000, $161,000 and $156,000 during 2004, 2003 and 2002, respectively.

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE R - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK

      The Company is engaged in the manufacture and distribution of a wide variety of products that are classified into two operating segments:
      E-Z-EM products and AngioDynamics products. E-Z-EM products include X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, gastroenterology products and accessory medical devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. AngioDynamics products include angiographic products and accessories, hemodialysis catheters, VenaCure(TM) products, PTA dilation catheters, image-guided vascular access products, thrombolytic products, and drainage products used in minimally invasive, image-guided procedures to treat peripheral vascular disease and other non-coronary diseases. The Company's primary business activity is conducted with radiologists and hospitals throughout the U.S. and through distributors outside of the U.S. The Company's exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

      In 2004 and 2003, sales of E-Z-EM products to SourceOne Healthcare Technologies, Inc. ("SourceOne") represented 20% and 23% of total sales, respectively. In November 2002, Platinum Equities, LLC completed the acquisitions of Diagnostic Imaging Inc. and the Health Care Products division of Phillips Medical Systems, Inc. ("HCP") and merged these companies into a newly formed subsidiary, SourceOne. In 2002, sales of E-Z-EM products to HCP represented 13% of total sales. Approximately 22% and 26% of accounts receivable pertained to SourceOne at May 29, 2004 and May 31, 2003, respectively. While the accounts receivable related to this distributor may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor.

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE R - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Operating Segments                          2004            2003            2002
      ------------------                       ---------       ---------       ---------
                                                           (in thousands)
      Net sales to external customers
        E-Z-EM products                        $ 100,609       $  95,683       $  92,288
        AngioDynamics products                    48,162          37,475          29,845
                                               ---------       ---------       ---------

      Total net sales to external
        customers                              $ 148,771       $ 133,158       $ 122,133
                                               =========       =========       =========

      Intersegment net sales
        AngioDynamics products                 $     893       $     959       $   1,045
                                               ---------       ---------       ---------

      Total intersegment net sales             $     893       $     959       $   1,045
                                               =========       =========       =========

      Interest income
        E-Z-EM products                        $     788       $   1,100       $   1,196
        AngioDynamics products                        16              38              45
        Eliminations                                (596)           (892)           (863)
                                               ---------       ---------       ---------

      Total interest income                    $     208       $     246       $     378
                                               =========       =========       =========

      Interest expense
        E-Z-EM products                        $     316       $     307       $     273
        AngioDynamics products                       758           1,021             863
        Eliminations                                (596)           (892)           (863)
                                               ---------       ---------       ---------

      Total interest expense                   $     478       $     436       $     273
                                               =========       =========       =========

      Depreciation and amortization
        E-Z-EM products                        $   2,992       $   2,742       $   2,219
        AngioDynamics products                       675             653             569
                                               ---------       ---------       ---------

      Total depreciation and amortization      $   3,667       $   3,395       $   2,788
                                               =========       =========       =========

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE R - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

   Operating Segments (continued)                      2004           2003             2002
   ------------------------------                   ---------       ---------       ---------
                                                                 (in thousands)
      Income tax provision
        E-Z-EM products                             $   1,944       $     428       $   1,285
        AngioDynamics products                          1,238           1,069             561
                                                    ---------       ---------       ---------

      Total income tax provision                    $   3,182       $   1,497       $   1,846
                                                    =========       =========       =========

      Operating profit (loss)
        E-Z-EM products                             $   2,099       $     544       $    (425)
        AngioDynamics products                          5,122           3,238           2,389
        Eliminations                                                       47             (58)
                                                    ---------       ---------       ---------

      Total operating profit                        $   7,221       $   3,829       $   1,906
                                                    =========       =========       =========

      Net earnings (loss)
        E-Z-EM products                             $   4,066       $   1,508       $    (366)
        AngioDynamics products                          3,143           1,186           1,009
        Eliminations                                     (483)             47             (58)
                                                    ---------       ---------       ---------

      Total net earnings                            $   6,726       $   2,741       $     585
                                                    =========       =========       =========

      Other significant non-cash items
        E-Z-EM products
          Gains on sales of equity investments      $   2,622
          Impairment of long-lived assets                           $     116       $   1,312
                                                    ---------       ---------       ---------

      Total other significant non-cash
        items                                       $   2,622       $     116       $   1,312
                                                    =========       =========       =========

      Assets
        E-Z-EM products                             $ 123,048       $ 112,899       $ 110,421
        AngioDynamics products                         49,728          26,000          20,046
        Eliminations                                  (30,240)        (28,275)        (28,186)
                                                    ---------       ---------       ---------

      Total assets                                  $ 142,536       $ 110,624       $ 102,281
                                                    =========       =========       =========

      Capital expenditures
        E-Z-EM products                             $   2,352       $   2,663       $   2,711
        AngioDynamics products                          1,635           4,062             682
                                                    ---------       ---------       ---------

      Total capital expenditures                    $   3,987       $   6,725       $   3,393
                                                    =========       =========       =========

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE R - OPERATING SEGMENT, GEOGRAPHIC AREA OPERATIONS AND CONCENTRATION OF
         CREDIT RISK (continued)

      Net Sales by Major Product Lines
      --------------------------------

            The following table sets forth net sales to external customers by major product lines. Other net sales to external customers primarily include gastroenterology products, virtual colonoscopy products, PTA dilation catheters, image-guided vascular access products, thrombolytic products and drainage products.

                                              2004          2003          2002
                                            --------      --------      --------
                                                       (in thousands)

        X-Ray Fluoroscopy Products          $ 40,810      $ 40,639      $ 42,200
        CT Imaging Products                   34,398        29,932        25,478
        Angiographic Products and
          Accessories                         15,456        13,356        12,542
        Hemodialysis Catheters                13,381         9,368         6,225
        Contract Manufacturing                 9,218         9,981        10,196
        VenaCure(TM) Products                  5,656         2,106
        Accessory Medical Devices              5,351         5,392         5,260
        Other                                 24,501        22,384        20,232
                                            --------      --------      --------

                                            $148,771      $133,158      $122,133
                                            ========      ========      ========

      Geographic Areas
      ----------------

            The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

                                         2004            2003            2002
                                       ---------       ---------      ---------
                                                   (in thousands)

      Net sales
        U.S. operations                $ 129,821       $ 114,854      $ 105,224
        International operations:
          Canada                          31,500          28,968         28,464
          Other                           10,044           9,741          8,745
        Eliminations                     (22,594)        (20,405)       (20,300)
                                       ---------       ---------      ---------

      Total net sales                  $ 148,771       $ 133,158      $ 122,133
                                       =========       =========      =========

      Long-lived assets
        U.S. operations                $  15,549       $  16,460      $  13,290
        International operations:
          Canada                           7,689           7,645          6,764
          Other                            1,039           1,075          1,067
                                       ---------       ---------      ---------

      Total long-lived assets          $  24,277       $  25,180      $  21,121
                                       =========       =========      =========

                          E-Z-EM, Inc. and Subsidiaries

                    May 29, 2004, May 31, 2003, June 1, 2002

NOTE S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly results of operations during 2004 and 2003 were as follows:

                                                              2004
                                      ---------------------------------------------------
                                        First         Second         Third        Fourth
                                       quarter        quarter       quarter       quarter
                                      --------       --------      --------      --------
                                            (in thousands, except per share data)
      Net sales                       $ 33,057       $ 36,938      $ 37,173      $ 41,603
      Gross profit                      13,969         16,549        16,394        18,946
      Net earnings (loss)                 (299)         1,769         1,229         4,027
      Earnings (loss) per common
        share
          Basic (1)                       (.03)           .17           .12           .38
          Diluted                         (.03)           .17           .12           .37

                                                             2003
                                      ---------------------------------------------------
                                        First         Second         Third        Fourth
                                       quarter        quarter       quarter       quarter
                                      --------       --------      --------      --------
                                            (in thousands, except per share data)
      Net sales                       $ 30,280       $ 32,900      $ 33,093      $ 36,885
      Gross profit                      12,497         15,072        13,936        16,291
      Net earnings (loss)                 (741)           988           280         2,214
      Earnings (loss) per common
        share
          Basic (1)                       (.07)           .10           .03           .22
          Diluted                         (.07)           .09           .03           .21

      (1) The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

                          E-Z-EM, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

    Column A                               Column B                 Column C                Column D       Column E
    --------                               --------                 --------                --------       --------
                                                                   Additions
                                                          ---------------------------

                                                              (1)               (2)
                                            Balance                        Charged to                       Balance
                                               at         Charged to          other                         at end
                                           beginning      costs and         accounts-      Deductions-        of
   Description                             of period       expenses         describe        describe        period
   -----------                             ---------       --------        ----------      -----------      -------
Fifty-two weeks
  ended June 1, 2002

Allowance for
  doubtful accounts .........               $  661           $  221                         $   34(a)       $  848
                                            ======           ======                         ======          ======

Fifty-two weeks
  ended May 31, 2003

Allowance for
  doubtful accounts .........               $  848           $  287                         $  109(a)       $1,026
                                            ======           ======                         ======          ======

Fifty-two weeks
  ended May 29, 2004

Allowance for
  doubtful accounts .........               $1,026           $  170                         $   56(a)       $1,140
                                            ======           ======                         ======          ======

(a)   Amounts written off as uncollectible.