Form 10-Q
period 2004-08-28
EZ EM INC
filed 2004-10-12
CIK 727008

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  August 28, 2004
                                                ---------------

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

                            Yes |_|        No  |X|

As of October 8, 2004, there were 10,742,929 shares of the issuer's common stock outstanding.

                          E-Z-EM, Inc. and Subsidiaries

                                      INDEX
                                      -----

Part I: Financial Information                                            Page
------- ---------------------                                            ----

      Item l. Financial Statements

        Consolidated Balance Sheets - August 28, 2004 and
          May 29, 2004                                                   3 - 4

        Consolidated Statements of Earnings - Thirteen weeks
          ended August 28, 2004 and August 30, 2003                        5

        Consolidated Statement of Stockholder's Equity and
          Comprehensive Income - Thirteen weeks ended
          August 28, 2004                                                  6

        Consolidated Statements of Cash Flows - Thirteen weeks
          ended August 28, 2004 and August 30, 2003                      7 - 8

        Notes to Consolidated Financial Statements                      9 - 18

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    19 - 27

      Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                            27 - 28

      Item 4. Controls and Procedures                                     28

Part II: Other Information
-------- -----------------

      Item 1. Legal Proceedings                                           29

      Item 2. Unregistered Sales of Equity Securities
                 and Use of Proceeds                                      29

      Item 3. Defaults Upon Senior Securities                             29

      Item 4. Submission of Matters to a Vote of Security Holders         29

      Item 5. Other Information                                           29

      Item 6. Exhibits                                                    29

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        August 28,      May 29,
              ASSETS                                       2004          2004
                                                         --------      --------
                                                        (unaudited)    (audited)

CURRENT ASSETS
    Cash and cash equivalents                            $ 30,127       $ 14,080
    Restricted cash                                           102            102
    Debt and equity securities, at fair value              16,923         12,867
    Accounts receivable, principally
       trade, net                                          22,309         24,531
    Inventories                                            29,371         27,445
    Stock subscription receivable                                         19,949
    Other current assets                                    6,719          7,146
                                                         --------       --------

          Total current assets                            105,551        106,120

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and
    amortization                                           23,520         22,758

INTANGIBLE ASSETS, less accumulated
    amortization                                            1,034          1,097

DEBT AND EQUITY SECURITIES, at fair value                   2,690          3,107

INVESTMENTS AT COST                                         1,300          1,300

OTHER ASSETS                                                8,290          8,154
                                                         --------       --------

                                                         $142,385       $142,536
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                         August 28,     May 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                    2004         2004
                                                          --------     --------
                                                        (unaudited)    (audited)

CURRENT LIABILITIES
    Notes payable                                         $    394     $    440
    Current maturities of long-term debt                       291          305
    Accounts payable                                         6,806        6,557
    Accrued liabilities                                      7,605        9,901
    Accrued income taxes                                       590          281
                                                          --------     --------

          Total current liabilities                         15,686       17,484

LONG-TERM DEBT, less current maturities                      3,213        3,278

OTHER NONCURRENT LIABILITIES                                 3,522        3,488

MINORITY INTEREST                                            7,983        6,511
                                                          --------     --------

          Total liabilities                                 30,404       30,761
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
       share - authorized, 1,000,000 shares;
       issued, none
    Common stock, par value $.10 per share -
       authorized, 16,000,000 shares; issued
       and outstanding 10,738,107 shares at
       August 28, 2004 and 10,698,216 shares
       at May 29, 2004 (excluding 86,288 and
       83,062 shares held in treasury at August
       28, 2004 and May 29, 2004, respectively)              1,074        1,070
    Additional paid-in capital                              40,138       38,445
    Retained earnings                                       68,669       70,638
    Accumulated other comprehensive income                   2,100        1,622
                                                          --------     --------

          Total stockholders' equity                       111,981      111,775
                                                          --------     --------

                                                          $142,385     $142,536
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      (in thousands, except per share data)

                                                         Thirteen weeks ended
                                                     ---------------------------
                                                     August 28,       August 30,
                                                        2004            2003
                                                      --------        --------

Net sales                                             $ 36,870        $ 33,057
Cost of goods sold                                      19,855          19,088
                                                      --------        --------

     Gross profit                                       17,015          13,969
                                                      --------        --------

Operating expenses
  Selling and administrative                            13,077          11,558
  Plant closing and operational
    restructuring costs                                    601             572
  Research and development                               2,156           1,804
                                                      --------        --------

   Total operating expenses                             15,834          13,934
                                                      --------        --------

     Operating profit                                    1,181              35

Other income (expense)
  Interest income                                          118              52
  Interest expense                                        (120)           (115)
  Other, net                                               702              29
                                                      --------        --------

     Earnings before income taxes and
       minority interest                                 1,881               1

Income tax provision                                       484             300
                                                      --------        --------

     Earnings (loss) before minority
       interest                                          1,397            (299)

Minority interest                                          146
                                                      --------        --------

     NET EARNINGS (LOSS)                              $  1,251        $   (299)
                                                      ========        ========

Earnings (loss) per common share
  Basic                                               $    .12        $   (.03)
                                                      ========        ========

  Diluted                                             $    .11        $   (.03)
                                                      ========        ========
Weighted average common shares
  Basic                                                 10,732          10,162
                                                      ========        ========
  Diluted                                               10,932          10,162
                                                      ========        ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      Thirteen weeks ended August 28, 2004
                                   (unaudited)
                        (in thousands, except share data)

                                                                                  Accumulated
                                       Common stock      Additional                  other                   Compre-
                                    -------------------   paid-in     Retained   comprehensive               hensive
                                      Shares     Amount   capital     earnings       income       Total      income
                                    ----------   ------  ----------   --------   -------------   --------    -------
Balance at May 29, 2004             10,698,216   $1,070    $38,445    $ 70,638       $1,622      $111,775

Exercise of stock options,
  net of 3,226 shares tendered
  to satisfy withholding taxes          39,791        4        118                                    122
Income tax benefits on
  stock options exercised                                      103                                    103
Compensation related to
  stock option plans                                            14                                     14
Issuance of stock                          100                   2                                      2
Proceeds from subsidiary's
  initial public offering, net
  of financing costs and
  minority interest                                          1,456                                  1,456
Net earnings                                                             1,251                      1,251    $1,251
Cash dividend ($.30 per
  common share)                                                         (3,220)                    (3,220)
Unrealized holding gain on debt
  and equity securities
    Arising during the period                                                           375           375       375
    Reclassification adjustment
      for gains included in
      net earnings                                                                     (718)         (718)     (718)
Decrease in fair market value
  on interest rate swap                                                                 (55)          (55)      (55)
Foreign currency translation
  adjustments                                                                           876           876       876
                                    ----------   ------    -------    --------       ------      --------    ------

Comprehensive income                                                                                         $1,729
                                                                                                             ======

Balance at August 28, 2004          10,738,107   $1,074    $40,138    $ 68,669       $2,100      $111,981
                                    ==========   ======    =======    ========       ======      ========

The accompanying notes are an integral part of this statement.

                          E-Z-EM, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                               Thirteen weeks ended
                                                            --------------------------
                                                            August 28,      August 30,
                                                               2004           2003
                                                             --------       --------
Cash flows from operating activities:
  Net earnings (loss)                                        $  1,251       $   (299)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating activities
      Depreciation and amortization                               935            892
      Gain on sale of investments                                (718)
      Provision for (reduction in) doubtful
        accounts                                                   (8)            11
      Minority interest                                           146
      Deferred income tax provision
        (benefit)                                                  25            (18)
      Other non-cash items                                         14              1
      Changes in operating assets and
        liabilities
          Accounts receivable                                   2,230          2,656
          Inventories                                          (1,926)          (207)
          Other current assets                                    459           (227)
          Other assets                                           (158)          (136)
          Accounts payable                                        249         (1,194)
          Accrued liabilities                                  (1,660)          (479)
          Accrued income taxes                                    416            239
          Other noncurrent liabilities                              8             75
                                                             --------       --------

            Net cash provided by operating
              activities                                        1,263          1,314
                                                             --------       --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                                             (1,340)          (660)
  Restricted cash used in investing
    activities                                                                    75
  Available-for-sale securities
    Purchases                                                 (14,357)        (9,657)
    Proceeds from sale                                         11,123         12,699
                                                             --------       --------

      Net cash provided by (used in)
        investing activities                                   (4,574)         2,457
                                                             ========       ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                                   (unaudited)
                                 (in thousands)

                                                         Thirteen weeks ended
                                                       -------------------------
                                                       August 28,     August 30,
                                                          2004          2003
                                                        --------      --------

Cash flows from financing activities:
  Repayments of debt                                    $   (128)     $   (126)
  Proceeds from stock subscription receivable             19,949
  Proceeds from issuance of stock in connection
    with initial public offering of subsidiary             2,992
  Payments of costs relating to initial public
    offering of subsidiary                                  (933)
  Dividends paid                                          (3,220)       (2,552)
  Proceeds from exercise of stock options                    122           630
  Purchase of treasury stock                                               (74)
  Proceeds from issuance of stock in connection
    with the stock purchase plan                               2
                                                        --------      --------

      Net cash provided by (used in) financing
        activities                                        18,784        (2,122)
                                                        --------      --------

Effect of exchange rate changes on
  cash and cash equivalents                                  574          (200)
                                                        --------      --------

      INCREASE IN CASH AND CASH
        EQUIVALENTS                                       16,047         1,449

Cash and cash equivalents
  Beginning of period                                     14,080         9,459
                                                        --------      --------

  End of period                                         $ 30,127      $ 10,908
                                                        ========      ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                          $     55      $     59
                                                        ========      ========

      Income taxes                                      $    211      $    304
                                                        ========      ========

The accompanying notes are an integral part of these statements.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of August 28, 2004, the consolidated statement of stockholders' equity and comprehensive income for the period ended August 28, 2004, and the consolidated statements of earnings and cash flows for the thirteen weeks ended August 28, 2004 and August 30, 2003, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders' equity and comprehensive income, results of operations and cash flows at August 28, 2004 (and for all periods presented) have been made.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004 filed by the Company on August 27, 2004. The results of operations for the thirteen weeks ended August 28, 2004 and August 30, 2003 are not necessarily indicative of the operating results for the respective full years.

      The consolidated financial statements include the accounts of E-Z-EM, Inc. ("E-Z-EM") and all wholly owned subsidiaries, as well as the accounts of AngioDynamics, Inc. ("AngioDynamics") (collectively, the "Company"). Through May 26, 2004, AngioDynamics was a wholly owned subsidiary of E-Z-EM. On May 27, 2004, AngioDynamics sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM's ownership interest in AngioDynamics decreased to 80.4% (see Note
      J). All significant intercompany balances and transactions have been eliminated.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE B - STOCK-BASED COMPENSATION

      At August 28, 2004, the Company has four stock-based compensation plans, as well as two AngioDynamics option plans intended to substantially "mirror" the provisions of E-Z-EM's option plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the thirteen weeks ended August 28, 2004 and August 30, 2003, compensation expense of $14,000 and $1,000, respectively, was recognized under these plans for options granted to consultants.

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

                                                         Thirteen weeks ended
                                                      --------------------------
                                                      August 28,      August 30,
                                                         2004            2003
                                                      ---------       ---------
                                                            (in thousands,
                                                        except per share data)

      Net earnings (loss), as reported                $   1,251       $    (299)
      Deduct: Total stock-based employee
        compensation expense determined
        under the fair value based method
        for all awards, net of income
        tax effects                                        (358)           (138)
                                                      ---------       ---------

      Pro forma net earnings (loss)                   $     893       $    (437)
                                                      =========       =========

      Earnings (loss) per common share
        Basic - as reported                           $     .12       $    (.03)
        Basic - pro forma                                   .08            (.04)

        Diluted - as reported                         $     .11       $    (.03)
        Diluted - pro forma                                 .08            (.04)

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE C - EARNINGS PER COMMON SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Potential common shares were excluded from the diluted calculation for the thirteen weeks ended August 30, 2003, as their effects were anti-dilutive.

      The following table sets forth the reconciliation of the weighted average number of common shares:

                                                       Thirteen weeks ended
                                                     ------------------------
                                                     August 28,     August 30,
                                                        2004           2003
                                                       ------         ------
                                                          (in thousands)

      Basic                                            10,732         10,162
      Effect of dilutive securities
        (stock options)                                   200
                                                       ------         ------

      Diluted                                          10,932         10,162
                                                       ======         ======

      Excluded from the calculation of earnings per common share, are options to purchase 8,000 and 1,078,381 shares of common stock at August 28, 2004 and August 30, 2003, respectively, as their inclusion would be anti-dilutive. At August 28, 2004, the exercise price on the excluded options was $18.70 per share and, at August 30, 2003, the range of exercise prices on the excluded options was $3.66 to $12.49 per share.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE D - COMPREHENSIVE INCOME

      The components of comprehensive income (loss), net of related tax, are as follows:

                                                         Thirteen weeks ended
                                                       ------------------------
                                                       August 28,    August 30,
                                                          2004          2003
                                                        -------       -------
                                                            (in thousands)

      Net earnings (loss)                               $ 1,251       $  (299)
      Unrealized holding gain on debt
        and equity securities:
          Arising during the year                           375           144
          Reclassification adjustment for
            gains included in net earnings                 (718)
      Increase (decrease) in fair value
        on interest rate swap arising
        during the year                                     (55)          155
      Foreign currency translation
        adjustments arising during the period               876          (302)
                                                        -------       -------

              Comprehensive income (loss)               $ 1,729       $  (302)
                                                        =======       =======

      The components of accumulated other comprehensive income, net of related tax, are as follows:

                                                       August 28,      May 29,
                                                          2004          2004
                                                        -------       -------
                                                           (in thousands)

      Unrealized holding gain on debt and equity
        securities                                      $ 2,087       $ 2,430
      Fair value on interest rate swap                     (173)         (118)
      Cumulative translation adjustments                    186          (690)
                                                        -------       -------

          Accumulated other comprehensive income        $ 2,100       $ 1,622
                                                        =======       =======

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE E - PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS

      In the fourth quarter of fiscal 2004, the Company completed the closing of its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which was part of the E-Z-EM segment. The Company currently outsources these operations to a third-party manufacturer. This realignment was part of the Company's strategic plan of restructuring its operations to achieve greater efficiency. The Company has begun realizing the savings it had anticipated from this project during the first quarter of fiscal 2005. For the thirteen weeks ended August 30, 2003, project costs, primarily severance relating to 98 employees, aggregated $572,000. At August 28, 2004 and August 30, 2003, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $16,000 and $526,000, respectively.

      In June 2004, the Company announced a plan to further streamline its operations in the E-Z-EM segment, specifically by moving its powder-based barium production to its manufacturing facility in Montreal, Canada. The Company expects the project to take 12 months to complete, and to generate savings beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000, approximately half of which is severance relating to 71 employees, will be recorded in fiscal 2005 as a result of this program. For the thirteen weeks ended August 28, 2004, project costs aggregated $601,000. At August 28, 2004, the liability for this restructuring, which is included in accrued liabilities, approximated $592,000.

NOTE F - INVENTORIES

      Inventories consist of the following:

                                                        August 28,    May 29,
                                                           2004         2004
                                                         -------      -------
                                                            (in thousands)

      Finished goods                                     $15,279      $14,526
      Work in process                                      1,679        1,583
      Raw materials                                       12,413       11,336
                                                         -------      -------
                                                         $29,371      $27,445
                                                         =======      =======

NOTE G - DEBT AND EQUITY SECURITIES

      During the thirteen weeks ended August 28, 2004, the Company sold 100,000 shares of its investment in Cedara Software Corporation, resulting in a gain on sale of $718,000, which is included in the consolidated statement of earnings under the caption "Other, net".

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE H - DISTRIBUTION AGREEMENT

      In June 2004, AngioDynamics signed a Distribution Agreement (the "Agreement") granting to AngioDynamics worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, AngioDynamics will pay up to $1,000,000 in five equal installments of $200,000, each contingent upon the achievement of specified product development and approval milestone events, as defined. Upon the signing of the Agreement, AngioDynamics made the first installment payment of $200,000, which has been recorded as a component of research and development expenses.

      The Agreement contains an option for AngioDynamics to purchase 100% of the capital stock or substantially all assets of the entity that owns the products for the sum of $15,000,000, payable in four equal installments of $3,750,000 over a two-year period from the closing date of the purchase option. The purchase option is exercisable within 90 days of the completion of the third milestone, as defined.

NOTE I - CONTINGENCIES

      AngioDynamics and E-Z-EM have been named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no.
               ------            ----------------------------
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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE I - CONTINGENCIES (continued)

      On January 6, 2004, Diomed, Inc. filed an action against AngioDynamics entitled Diomed, Inc., vs. AngioDynamics, Inc., civil action no. 04 10019
               ------------      -------------------
      RGS in the U.S. District Court for the District of Massachusetts. Diomed's complaint alleges that AngioDynamics has infringed on Diomed's U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the "VenaCure(TM) Procedure Kit") and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the VenaCure(TM) Procedure Kit. The complaint alleges that AngioDynamics' actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting training programs, and seeks compensatory and treble money damages, reasonable attorneys' fees, costs and pre-judgment interest. AngioDynamics believes that the product does not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on AngioDynamics' behalf to defend this action.

      The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

NOTE J - COMMON STOCK

      On May 27, 2004, the Company's AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. At May 29, 2004, the Company has recorded a credit to common stock and additional paid-in capital of $12,174,000 which is net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, the Company's ownership interest in AngioDynamics decreased to 80.4%. For the thirteen weeks ended August 28, 2004, the Company has recorded a credit to common stock and additional paid-in capital of $1,456,000 which is net of financing costs of $211,000 and minority interest of $1,325,000.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE J - COMMON STOCK (continued)

      On August 17, 2004, the Company's Board of Directors approved the distribution of its entire equity interest in AngioDynamics (the "Distribution"), which will be made to the Company's shareholders on October 30, 2004. The Company has received a private letter ruling from the Internal Revenue Service that the Distribution will be tax-free to the Company and its shareholders. The Company believes that positioning AngioDynamics as an independent public company will allow it greater access to capital and flexibility to take advantage of business opportunities that may arise. E-Z-EM has entered into three agreements with AngioDynamics - a master separation and distribution agreement, a corporate agreement and a tax allocation and indemnification agreement - that relate to its relationship with AngioDynamics both now and after the separation of AngioDynamics from the Company.

      The Company's financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and Note L. The Company's historical financial statements are not necessarily indicative of its financial position, results of operations and cash flows after completion of the Distribution described above. During the period between the IPO and the Distribution, the Company will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to its percentage of equity ownership. Upon completion of the Distribution, the Company will report the results of operations for AngioDynamics as a discontinued operation.

      In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock at an aggregate purchase price of up to $3,000,000. During the quarter ended August 28, 2004, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

      In June 2003, the Company's Board of Directors declared a cash dividend of $.25 per outstanding share of the Company's common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, the Company's Board of Directors declared a cash dividend of $.30 per outstanding share of the Company's common stock. The dividend was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors' review of operations and financial and other conditions then prevailing.

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE K - STOCK COMPENSATION PLANS

      Under the 1983 and 1984 Stock Option Plans, options for 20,000 shares were granted at $16.02 per share, options for 43,017 shares were exercised at prices ranging from $4.22 to $5.63 per share, options for 25,984 shares expired at $4.22 per share, and no options were forfeited during the thirteen weeks ended August 28, 2004. Under the 1997 and 2004 AngioDynamics Stock Option Plans, options for 212,473 shares were granted at $13.19 per share, options for 523 shares were forfeited at $4.35 per share, and no options were exercised or expired during the thirteen weeks ended August 28, 2004.

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

                          E-Z-EM, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 28, 2004 and August 30, 2003
                                   (unaudited)

NOTE L - OPERATING SEGMENTS (continued)

      The Company's chief operating decision maker utilizes operating segment net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                                                        Thirteen weeks ended
                                                     ---------------------------
                                                     August 28,       August 30,
                                                        2004             2003
                                                      --------         --------
                                                            (in thousands)
      Net sales to external customers
       E-Z-EM products                                $ 24,012         $ 22,642
       AngioDynamics products                           12,858           10,415
                                                      --------         --------

      Total net sales to external
       customers                                      $ 36,870         $ 33,057
                                                      ========         ========

      Intersegment net sales
       AngioDynamics products                         $    247         $    215
                                                      --------         --------

      Total intersegment net sales                    $    247         $    215
                                                      ========         ========

      Operating profit (loss)
       E-Z-EM products                                $    (94)        $   (936)
       AngioDynamics products                            1,270              943
       Eliminations                                          5               28
                                                      --------         --------

      Total operating profit                          $  1,181         $     35
                                                      ========         ========

      Net earnings (loss)
       E-Z-EM products                                $    631         $   (854)
       AngioDynamics products                              761              527
       Eliminations                                       (141)              28
                                                      --------         --------

      Total net earnings                              $  1,251         $   (299)
                                                      ========         ========

                                                      August 28,        May 29,
                                                        2004              2004
                                                      --------         --------
                                                             (in thousands)
      Assets
       E-Z-EM products                                $121,127         $123,048
       AngioDynamics products                           48,630           49,728
       Eliminations                                    (27,372)         (30,240)
                                                      --------         --------

      Total assets                                    $142,385         $142,536
                                                      ========         ========

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

Forward-Looking Statements and Risk Factors
-------------------------------------------

Our disclosure and analysis in this report, including but not limited to the information discussed in this Quarterly Report on Form 10-Q, contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

      o our pricing flexibility is constrained by the formation of large Group Purchasing Organizations;

      o if we fail to adequately protect our intellectual property rights, our business may suffer;

      o if third parties claim that our products infringe their intellectual rights, we may be forced to expend significant financial resources and management time defending against such actions and our results of operations could suffer;

      o if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

      o the market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations;

      o the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated;

      o the market potential for Reactive Skin Decontamination Lotion is uncertain;

      o our AngioDynamics business is dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions;

      o our AngioDynamics business may be harmed if interventional cardiologists perform more of the procedures that interventional radiologists and vascular surgeons currently perform;

      o if we cannot obtain approval from governmental agencies, we will not be able to sell our products; and

      o inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 7 of that filing under the heading "Risk Factors." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Recent Transaction and Scheduled Transaction
--------------------------------------------

On May 27, 2004, our AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering ("IPO"). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15,

2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

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

Our financial statements are based on the consolidated results of two business segments, the E-Z-EM segment and the AngioDynamics segment, which are discussed more fully in the Segment Overview of the Results of Operations and Note L to the Consolidated Financial Statements included herein. Our historical financial statements are not necessarily indicative of our financial position, results of operations and cash flows after completion of the Distribution described above. During the period between the IPO and the Distribution, we will continue to consolidate the financial statements of AngioDynamics and report the results of operations in an amount equal to our percentage of equity ownership. Upon completion of the Distribution, we will report the results of operations for AngioDynamics as a discontinued operation.

Results of Operations
---------------------

The Company's quarters ended August 28, 2004 and August 30, 2003 both represent thirteen weeks.

Segment Overview
----------------

We operate in two industry segments: E-Z-EM products and AngioDynamics products. The E-Z-EM operating segment includes X-ray fluoroscopy products, CT imaging products, virtual colonoscopy products, gastroenterology products and accessory medical devices. The E-Z-EM segment also includes third-party contract manufacturing of diagnostic contrast agents, pharmaceuticals, cosmetics and defense decontaminants. The E-Z-EM operating segment accounted for 65% of net sales for the quarter ended August 28, 2004, as compared to 68% for the quarter ended August 30, 2003. The AngioDynamics operating segment, which includes angiographic products and accessories, hemodialysis catheters, VenaCure(TM) products, PTA dilation catheters, image-guided vascular access products, thrombolytic products, and drainage products used in minimally invasive, image-guided procedures to treat peripheral vascular disease and other non-coronary diseases, accounted for 35% of net sales for the quarter ended August 28, 2004, as compared to 32% for the quarter ended August 30, 2003. The E-Z-EM operating segment reported operating losses of $94,000 and $936,000 for the quarters ended August 28, 2004 and August 30, 2003, respectively. The AngioDynamics operating segment reported operating profits of $1,270,000 and $943,000 for the quarters ended August 28, 2004 and August 30, 2003, respectively.

The following table sets forth certain financial information with respect to our operating segments:

                                     E-Z-EM     AngioDynamics   Eliminations      Total
                                     ------     -------------   ------------      -----
                                                       (in thousands)
Quarter ended August 28, 2004
-----------------------------

   Unaffiliated customer sales      $ 24,012       $ 12,858            --       $ 36,870
   Intersegment sales                     --            247         ($247)            --
   Gross profit                       10,017          6,993             5         17,015
   Operating profit (loss)               (94)         1,270             5          1,181

Quarter ended August 30, 2003
-----------------------------

   Unaffiliated customer sales      $ 22,642       $ 10,415            --       $ 33,057
   Intersegment sales                     --            215         ($215)            --
   Gross profit (loss)                 8,406          5,535            28         13,969
   Operating profit (loss)              (936)           943            28             35

E-Z-EM Products

E-Z-EM segment operating results for the current quarter improved by $842,000. Both the current quarter and the comparable quarter of the prior year included charges for restructuring our manufacturing operations. The current quarter included $601,000 in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. We expect the project to be completed by the end of fiscal 2005, and to generate projected annual pre-tax savings of $2,200,000 beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000 (inclusive of the $601,000 charge for the first quarter), approximately half of which is severance related, will be recorded in the current year as a result of this program. The comparable quarter of the prior year included $572,000 in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, which were completed in the fourth quarter of fiscal 2004.

Excluding the effect of the plant closings and operational restructurings, E-Z-EM segment operating results improved by $871,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 6%, or $1,370,000, due, in large part, to a decline in distributor rebates resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems. Continued declines in sales of X-ray fluoroscopy products were offset by increases in virtual colonoscopy products. Price increases, excluding the decline in rebates, accounted for less than 1% of net sales for the current quarter. Gross profit, expressed as a percentage of net sales, increased to 42% for the current quarter, from 37% for the comparable quarter of the prior year, due primarily to the decline in rebates and the cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York. Excluding the aforementioned plant closings and operational restructurings, operating expenses increased $740,000, or 8%, due primarily to increased selling and marketing promotional activities and inflationary cost increases.

AngioDynamics Products

AngioDynamics segment operating profit improved by $327,000 in the current quarter due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased 23%, or $2,443,000, due primarily to the continued growth from new products released in the prior year, as well as the continued gain in market share of our existing product lines. On a product line basis, the net sales increase resulted from increased sales of our VenaCureTM products of $738,000, hemodialysis catheters of $726,000 and angiographic products and accessories of $611,000. Price increases accounted for less than 2% of net sales for the current quarter. Gross profit, expressed as a percentage of net sales, improved to 53% for the current quarter, from 52% for the comparable quarter of the prior year. This improvement was due to favorable sales product mix and improved production efficiencies, resulting from streamlined production layouts and investments in manufacturing equipment put into effect in the prior year. Operating expenses increased $1,131,000 due, in large part, to: the continued expansion of our domestic sales force; increased marketing personnel; increased promotional materials and samples to support new product launches; increased administrative expenses primarily associated with the costs of AngioDynamics becoming a public company last fiscal year; and increased research and development expenses.

Consolidated Results of Operations
----------------------------------

For the quarter ended August 28, 2004, we reported net earnings of $1,251,000, or $.12 and $.11 per common share on a basic and diluted basis, respectively, as compared to a net loss of $299,000, or ($.03) per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter were favorably affected by increased sales and improved gross profit in both our E-Z-EM and AngioDynamics segments, partially offset by increased operating expenses in both segments. Results for the current quarter included $601,000 pre-tax, or $.04 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. Results for the comparative period of last year included $572,000 pre-tax, or $.05 per basic share, in plant closing and operational restructuring costs related to the closing of our device manufacturing facility in San Lorenzo, Puerto Rico, as well as our heat-sealing operation in Westbury, New York.

Net sales for the quarter ended August 28, 2004 increased 12%, or $3,813,000, as compared to the quarter ended August 30, 2003, due to increased sales of AngioDynamics products of $2,443,000 and E-Z-EM products of $1,370,000, which resulted from the factors previously disclosed in the segment overview. Price increases, excluding the decline in rebates, accounted for less than 1% of net sales for the current quarter. Net sales in international markets, including direct exports from the U.S., increased 1%, or $55,000, for the current quarter from the comparable period of last year due to increased sales of AngioDynamics products.

Gross profit, expressed as a percentage of net sales, improved to 46% for the current quarter from 42% for the comparable quarter of the prior year due to improved gross profit in both the E-Z-EM and AngioDynamics segments, which resulted from the factors previously disclosed in the segment overview.

Selling and administrative ("S&A") expenses were $13,077,000 for the quarter ended August 28, 2004 compared to $11,558,000 for the quarter ended August 30, 2003. This increase of $1,519,000, or 13%, was due to increased E-Z-EM S&A expenses of $765,000 and increased AngioDynamics S&A expenses of

$754,000. The increase in E-Z-EM S&A expenses was due primarily to increased selling and marketing promotional activities and inflationary cost increases. Increased AngioDynamics S&A expenses resulted, in large part, from the continued expansion of our domestic sales force, increased marketing personnel, increased promotional materials and samples to support new product launches and increased administrative expenses primarily associated with the costs of AngioDynamics becoming a public company last fiscal year.

Research and development ("R&D") expenditures increased 20% for the current quarter to $2,156,000, or 6% of net sales, from $1,804,000, or 5% of net sales, for the comparable quarter of the prior year due primarily to increased spending of $377,000 relating to AngioDynamics' projects. Of the R&D expenditures for the current quarter, approximately 52% relate to AngioDynamics projects, 24% to X-ray fluoroscopy and CT imaging projects, 16% to general regulatory costs, 6% to gastroenterology projects, 1% to virtual colonoscopy projects and 1% to other projects. R&D expenditures are expected to continue at approximately current levels.

Other income, net of other expenses, totaled $700,000 of income for the current quarter compared to $34,000 of expense for the comparable period of last year. This improvement was due primarily to a $718,000 gain on the sale of a non-core equity security in the current quarter.

For the quarter ended August 28, 2004, our effective tax rate of 26% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to an impairment of a non-core equity security, partially offset by non-deductible expenses. For the quarter ended August 30, 2003, we reported an income tax provision of $300,000 against earnings before income taxes and minority interest of $1,000, due primarily to: i) losses incurred at our Puerto Rican subsidiary not currently deductible; ii) non-deductible expenses; and iii) the fact that we did not provide for the tax benefit on losses incurred in certain foreign jurisdictions, since, at that time, it was more likely than not that such benefits would not be realized. The losses incurred at our Puerto Rican subsidiary resulted from the plan to close this facility and to outsource these operations.

Liquidity and Capital Resources
-------------------------------

For the quarter ended August 28, 2004, cash dividends, capital expenditures and working capital were funded by cash provided by operations and the repayment of intercompany debt by AngioDynamics from the proceeds of its IPO. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At August 28, 2004, debt (notes payable, current maturities of long-term debt and long-term debt) was $3,898,000 (including $3,220,000 relating to the financing of the AngioDynamics facility expansion), as compared to $4,023,000 at May 29, 2004 (including $3,255,000 relating to the financing of the AngioDynamics facility expansion). We have available $4,522,000 under two bank lines of credit, one of which, for $3,000,000, is with AngioDynamics. No amounts were outstanding under the lines of credit at August 28, 2004.

There have been no material changes with respect to contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on Form 10-K for our 2004 fiscal year. We have no variable interest entities or other off-balance sheet obligations.

At August 28, 2004, approximately $47,050,000, or 33%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 6.73 to 1, with net working capital of

$89,865,000, at August 28, 2004, compared to the current ratio of 6.07 to 1, with net working capital of $88,636,000, at May 29, 2004. The increase in net working capital was due primarily to our receipt of the net proceeds from the underwriter's exercise of their over-allotment option in the AngioDynamics IPO, and cash provided by operations, partially offset by the payment of a cash dividend.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the quarter ended August 28, 2004, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2003, our Board of Directors declared a cash dividend of $.25 per outstanding share of our common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, our Board of Directors declared a cash dividend of $.30 per outstanding share of our common stock. The dividend was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to our Board of Directors' review of operations and financial and other conditions then prevailing.

On August 17, 2004, our Board of Directors declared a special stock dividend of our entire equity interest in AngioDynamics, consisting of 9,200,000 shares of common stock, to be distributed to our shareholders on October 30, 2004. Of the net cash provided by operating activities of $1,263,000 for the quarter ended August 28, 2004, AngioDynamics contributed $290,000, or approximately 23% of the total. We believe that, after giving effect to our separation from AngioDynamics, our cash reserves, cash provided from continuing operations and existing line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

Critical Accounting Policies
----------------------------

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our fiscal 2004 Annual Report filed on Form 10-K. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under

"Accounts Receivable" below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. E-Z-EM products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors. All product returns must be pre-approved by us and, if approved, customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. Within the E-Z-EM segment, we record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $412,000 at August 28, 2004. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 21% of our total accounts receivable balance at August 28, 2004 is concentrated in one distributor. While the accounts receivable related to this distributor may be significant, we do not believe the credit loss risk to be significant given the distributor's consistent payment history.

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At August 28, 2004, our reserve for excess and obsolete inventory was $2,900,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact our results of operations and financial position. Although we entered into an interest rate swap with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2004 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders' equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at August 28, 2004, our assets and liabilities would increase or decrease by $3,413,000 and $436,000, respectively, and our net sales and net earnings would increase or decrease by $2,144,000 and $296,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at August 28, 2004, our pre-tax earnings would be favorably or unfavorably impacted by approximately $603,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of August 28, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $16,775,000. The bonds bear interest at a floating rate established weekly. For the quarter ended August 28, 2004, the after-tax interest rate on the bonds approximated 1.1%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $168,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $678,000 at August 28, 2004, a change in interest rates would not materially impact results of operations or financial position. At August 28, 2004, we maintained variable interest rate financing of approximately $3,220,000 in connection with the AngioDynamics facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of August 28, 2004, we have available $4,522,000 under two working capital bank lines of credit, one of which, for $3,000,000, is with AngioDynamics. Advances under these lines of credit will bear interest at an annual rate indexed to either LIBOR or prime. We will thus be exposed to interest rate risk with respect to these credit facilities to the extent that interest rates rise when there are amounts outstanding under these facilities.

Item 4. Controls and Procedures
        -----------------------

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended August 28, 2004.

                          E-Z-EM, Inc. and Subsidiaries

                           Part II: Other Information

Item 1. Legal Proceedings
        -----------------

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Item 2. Unregistered Sales of Securities and Use of Proceeds
        ----------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission Of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits
        --------

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

                                         E-Z-EM, Inc.
                                         ---------------------------------------
                                         (Registrant)


Date October 12, 2004                    /s/ Anthony A. Lombardo
    -------------------                  ---------------------------------------
                                         Anthony A. Lombardo, President,
                                         Chief Executive Officer, Director


Date October 12, 2004                    /s/ Dennis J. Curtin
    -------------------                  ---------------------------------------
                                         Dennis J. Curtin, Senior Vice
                                         President - Chief Financial Officer
                                         (Principal Financial and Chief
                                         Accounting Officer)