Form 10-Q
period 2004-11-27
EZ EM INC
filed 2005-01-11
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-11479

E-Z-EM, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1999504

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue, Lake Success, New York	11042

(Address of principal executive offices)	(Zip Code)

(516) 333-8230

Registrant’s telephone number, including area code

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

Yes |_|     No |X|

As of January 7, 2005, there were 10,772,286 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	November 27, 2004	May 29, 2004

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$7,824	$12,334
Debt and equity securities, at fair value	16,233	12,130
Accounts receivable, principally
trade, net	17,251	16,673
Inventories	23,572	18,901
Other current assets	5,307	5,792
Current assets of discontinued operation		40,290

Total current assets	70,187	106,120

PROPERTY, PLANT AND EQUIPMENT - AT COST,
less accumulated depreciation and
amortization	17,552	15,415

INTANGIBLE ASSETS, less accumulated
amortization	67	133

DEBT AND EQUITY SECURITIES, at fair value	2,805	3,107

INVESTMENTS AT COST	1,000	1,000

OTHER ASSETS	7,626	7,409

NONCURRENT ASSETS OF DISCONTINUED OPERATION		9,352

	$99,237	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 27, 2004	May 29, 2004

	(unaudited)	(audited)

CURRENT LIABILITIES
Notes payable	$468	$440
Current maturities of long-term debt	115	149
Accounts payable	3,951	4,415
Accrued liabilities	6,505	6,557
Accrued income taxes	205	179
Current liabilities of discontinued
operation		5,744

Total current liabilities	11,244	17,484

LONG-TERM DEBT, less current maturities	135	178

OTHER NONCURRENT LIABILITIES	3,678	3,488

NONCURRENT LIABILITIES AND MINORITY INTEREST
OF DISCONTINUED OPERATION		9,611

Total liabilities	15,057	30,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per
share - authorized, 1,000,000 shares;
issued, none
Common stock, par value $.10 per share -
authorized, 16,000,000 shares; issued
and outstanding 10,771,939 shares at
November 27, 2004 and 10,698,216 shares
at May 29, 2004 (excluding 86,288 and
83,062 shares held in treasury at November
27, 2004 and May 29, 2004, respectively)	1,077	1,070
Additional paid-in capital	27,222	38,445
Retained earnings	50,243	70,638
Accumulated other comprehensive income	5,638	1,622

Total stockholders’ equity	84,180	111,775

	$99,237	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	$26,222	$25,287	$50,234	$47,929
Cost of goods sold	14,360	14,812	28,356	29,048

Gross profit	11,862	10,475	21,878	18,881

Operating expenses
Selling and administrative	8,788	7,553	17,269	15,270
Plant closing and operational
restructuring costs	824	628	1,425	1,200
Research and development	1,469	1,129	2,498	2,182

Total operating expenses	11,081	9,310	21,192	18,652

Operating profit	781	1,165	686	229

Other income (expense)
Interest income	80	243	147	510
Interest expense	(81)	(78)	(165)	(153)
Other, net	324	521	1,026	550

Earnings from continuing
operations before income
taxes	1,104	1,851	1,694	1,136

Income tax provision	281	670	240	589

Earnings from continuing
operations	823	1,181	1,454	547

Earnings from discontinued
operation, net of income tax
provision	608	588	1,228	923

NET EARNINGS	$1,431	$1,769	$2,682	$1,470

Basic earnings per common share
From continuing operations	$0.08	$0.11	$0.14	$0.05
From discontinued operation,
net of income tax provision	0.05	0.06	0.11	0.09

Net earnings	$0.13	$0.17	$0.25	$0.14

Diluted earnings per common share
From continuing operations	$0.08	$0.11	$0.14	$0.05
From discontinued operation,
net of income tax provision	0.05	0.06	0.11	0.09

Net earnings	$0.13	$0.17	$0.25	$0.14

Weighted average common shares
Basic	10,749	10,272	10,741	10,217

Diluted	10,936	10,545	10,934	10,475

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended November 27, 2004
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income

	Shares	Amount

Balance at May 29, 2004	10,698,216	$1,070	$38,445	$70,638	$1,622	$111,775

Exercise of stock options,
net of 3,226 shares tendered
to satisfy withholding taxes	65,303	6	219			225
Income tax benefits on
stock options exercised			286			286
Compensation related to
stock option plans, net of
income tax benefit			408			408
Issuance of stock	8,420	1	103			104
Proceeds from subsidiary’s
initial public offering, net
of financing costs and
minority interest			1,442			1,442
Net earnings				2,682		2,682	$2,682
Cash dividend ($.30 per
common share)				(3,220)		(3,220)
Net book value of discontinued
operation at date of spin-off			(13,681)	(19,857)	173	(33,365)
Unrealized holding gain on debt
and equity securities
Arising during the period					1,151	1,151	1,151
Reclassification adjustment
for gains included in
net earnings					(1,406)	(1,406)	(1,406)
Decrease in fair market value
on interest rate swap					(55)	(55)	(55)
Foreign currency translation
adjustments					4,153	4,153	4,153

Comprehensive income							$6,525

Balance at November 27, 2004	10,771,939	$1,077	$27,222	$50,243	$5,638	$84,180

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six weeks ended

	November 27, 2004	November 29, 2003

Cash flows from operating activities:
Net earnings	$2,682	$1,470
Adjustments to reconcile net earnings to net
cash provided by (used in) operating
activities
Earnings from discontinued operation,
net of tax	(1,228)	(923)
Depreciation and amortization	1,515	1,450
Gain on sale of investments	(1,406)	(336)
Provision for doubtful accounts	48	42
Deferred income tax provision
(benefit)	67	(34)
Other non-cash items	483	(312)
Changes in operating assets and liabilities,
net of business divested
Accounts receivable	(712)	(1,161)
Inventories	(4,607)	(1,533)
Other current assets	486	1,147
Other assets	(315)	(308)
Accounts payable	190	(1)
Accrued liabilities	(52)	886
Accrued income taxes	316	(984)
Other noncurrent liabilities	74	93
Net cash provided by operating activities
of discontinued operation	567	729

Net cash provided by (used in)
operating activities	(1,892)	225

Cash flows from investing activities: Additions to property, plant and
equipment, net	(2,234)	(1,158)
Available-for-sale securities
Purchases	(18,280)	(12,667)
Proceeds from sale	15,926	15,743
Net cash used in investing activities
of discontinued operation	(11,140)	(321)

Net cash provided by (used in)
investing activities	(15,728)	1,597

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Twenty-six weeks ended

	November 27, 2004	November 29, 2003

Cash flows from financing activities:
Repayments of debt	$(183)	$(188)
Proceeds from issuance of debt	92
Proceeds from repayment of debt by discontinued
operation	3,000
Dividends paid	(3,220)	(2,552)
Proceeds from exercise of stock options	225	1,075
Purchase of treasury stock		(417)
Proceeds from issuance of stock in connection with the stock purchase plan	6
Cash distributed with discontinued operation	(8,453)
Net cash provided by (used in) financing
activities of discontinued operation	18,958	(408)

Net cash provided by (used in) financing
activities	10,425	(2,490)

Effect of exchange rate changes on
cash and cash equivalents	2,685	957

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,510)	289

Cash and cash equivalents
Beginning of period	12,334	8,520

End of period	$7,824	$8,809

Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Interest	$69	$126

Income taxes	$1,526	$586

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also a third-party contract manufacturer, a business that enables the Company to leverage its capacity in quality control, process, automation and manufacturing. Prior to the spin-off of AngioDynamics, Inc. (“AngioDynamics”) on October 30, 2004, the Company was also a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designed, developed, manufactured and marketed a broad line of therapeutic and diagnostic devices that enabled interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

Basis of Presentation

The consolidated balance sheet as of November 27, 2004, the consolidated statement of stockholders’ equity and comprehensive income for the period ended November 27, 2004, and the consolidated statements of earnings and cash flows for the periods ended November 27, 2004 and November 29, 2003, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at November 27, 2004 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004 filed by the Company on August 27, 2004. The results of operations for the periods ended November 27, 2004 and November 29, 2003 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B. Discontinued Operation). All significant intercompany balances and transactions have been eliminated.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE B – DISCONTINUED OPERATION

On May 27, 2004, AngioDynamics sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM’s ownership interest in AngioDynamics decreased to 80.4% (see Note L).

On November 4, 2004, the Company announced the completion of the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The pro rata distribution of 9,200,000 shares of AngioDynamics was made on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received approximately .856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

In fiscal 2004, E-Z-EM entered into three agreements with AngioDynamics – a master separation and distribution agreement, a corporate agreement and a tax allocation and indemnification agreement – that relate to its relationship with AngioDynamics both before and after the separation of AngioDynamics from the Company. All of the agreements between the Company and AngioDynamics were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

		(in thousands)

Net sales
From unaffiliated customers	$9,484	$11,651	$22,342	$22,066
From affiliates	173	200	420	415

Total net sales	$9,657	$11,851	$22,762	$22,481

Earnings before income taxes	$1,338	$932	$2,628	$1,647
Income tax provision	579	344	1,103	724

Earnings before minority
interest	759	588	1,525	923
Minority interest	151		297

Earnings from discontinued
operation	$608	$588	$1,228	$923

For the thirteen weeks ended November 27, 2004, the results of operations for AngioDynamics represented nine weeks’ activity. For the twenty-six weeks ended November 27, 2004, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

The following table represents summarized balance sheet information for AngioDynamics, including minority interest, as of the date of the spin-off, and is provided to assist in understanding the impact of the disposition on the consolidated balance sheet of the Company (amounts in thousands):

ASSETS

Cash and cash equivalents	$10,238
Debt and equity securities	11,407
Accounts receivable	7,202
Inventory	9,200
Other current assets	1,363
Property, plant and equipment	7,559
Other assets	1,954

Total assets	$48,923

LIABILITIES AND STOCKHOLDER’S EQUITY

Current maturities of long-term debt	$160
Accounts payable	1,947
Accrued liabilities	2,278
Accrued income taxes	44
Long-term debt	3,060
Minority interest	8,133
Stockholder’s equity	33,301

Total liabilities and stockholder’s equity	$48,923

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE C – STOCK-BASED COMPENSATION

At November 27, 2004, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the thirteen weeks ended November 27, 2004 and November 29, 2003, compensation expense of $397,000 and $1,000, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants. For the twenty-six weeks ended November 27, 2004 and November 29, 2003, compensation expense of $411,000 and $2,000, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	Thirteen weeks ended		Twenty-six weeks ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

		(in thousands, except per share data)

Net earnings, as reported	$1,431	$1,769	$2,682	$1,470
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method for all awards,
net of income tax effects	(222)	(141)	(580)	(280)

Pro forma net earnings	$1,209	$1,628	$2,102	$1,190

Earnings per common share
Basic - as reported	$.13	$.17	$.25	$.14
Basic - pro forma	.11	.16	.20	.12

Diluted - as reported	$.13	$.17	$.25	$.14
Diluted - pro forma	.11	.15	.19	.11

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE D – EARNINGS PER COMMON SHARE

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Twenty-six weeks ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

		(in thousands)

Basic	10,749	10,272	10,741	10,217
Effect of dilutive securities
(stock options)	187	273	193	258

Diluted	10,936	10,545	10,934	10,475

Excluded from the calculation of earnings per common share, are options to purchase 5,305 shares of common stock for the thirteen and twenty-six weeks ended November 29, 2003, as their inclusion would be anti-dilutive. At November 29, 2003, the exercise price on the excluded options was $12.49 per share.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE E – EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on the financial statements of the Company commencing with the second quarter ending December 3, 2005.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE F – COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

		(in thousands)

Net earnings	$1,431	$1,769	$2,682	$1,470
Unrealized holding gain on debt
and equity securities:
Arising during the period	776	1,678	1,151	1,822
Reclassification adjustment
for gains included in net
earnings	(688)	(212)	(1,406)	(212)
Increase (decrease) in fair
value on interest rate swap
arising during the period		(24)	(55)	131
Foreign currency translation
adjustments arising during
the period	3,277	1,649	4,153	1,347

Comprehensive income	$4,796	$4,860	$6,525	$4,558

The components of accumulated other comprehensive income, net of related tax, are as follows:

	November 27, 2004	May 29, 2004

	(in thousands)

Unrealized holding gain on debt and equity
securities	$2,175	$2,430
Fair value on interest rate swap		(118)
Cumulative translation adjustments	3,463	(690)

Accumulated other comprehensive income	$5,638	$1,622

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE G – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS

In the fourth quarter of fiscal 2004, the Company completed the closing of its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which was part of the E-Z-EM segment. The Company currently outsources these operations to a third-party manufacturer. This realignment was part of the Company’s strategic plan of restructuring its operations to achieve greater efficiency. The Company has begun realizing the savings it had anticipated from this project during the first quarter of fiscal 2005. For the thirteen and twenty-six weeks ended November 29, 2003, project costs, primarily severance relating to 98 employees, aggregated $628,000 and $1,200,000, respectively. At November 27, 2004 and November 29, 2003, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $15,000 and $947,000, respectively.

In June 2004, the Company announced a plan to further streamline its operations in the E-Z-EM segment, specifically by moving its powder-based barium production to its manufacturing facility in Montreal, Canada. The Company expects the project to take 12 months to complete, and to generate savings beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000 will be recorded in fiscal 2005 as a result of this program. Of the $2,800,000 in project costs, approximately $1,600,000 is severance relating to 71 employees and the balance relates primarily to training, relocation and regulatory costs. For the thirteen and twenty-six weeks ended November 27, 2004, project costs aggregated $824,000 and $1,425,000, respectively. At November 27, 2004, the liability for this restructuring, which is included in accrued liabilities, approximated $876,000.

NOTE H — INVENTORIES

Inventories consist of the following:

	November 27, 2004	May 29, 2004

	(in thousands)

Finished goods	$12,236	$9,850
Work in process	377	252
Raw materials	10,959	8,799

	$23,572	$18,901

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE I – DEBT AND EQUITY SECURITIES

During the thirteen and twenty-six weeks ended November 27, 2004, the Company sold 100,000 shares and 200,000 shares, respectively, of its investment in Cedara Software Corporation. The Company recognized gains on these sales totaling $690,000 and $1,406,000, respectively, during the thirteen and twenty-six weeks ended November 27, 2004, which are included in the consolidated statements of earnings under the caption “Other, net”.

NOTE J – INCOME TAXES

For the thirteen and twenty-six weeks ended November 27, 2004, the Company’s effective tax rates of 25% and 14%, respectively, differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance, relating to an impairment of a non-core equity security, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

NOTE K – CONTINGENCIES

AngioDynamics, our former subsidiary, and E-Z-EM have been named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’ distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp and Medcomp has accepted defense of the action. Based upon its prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation to AngioDynamics if it is unsuccessful in defending this action.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE K – CONTINGENCIES (continued)

On January 6, 2004, Diomed, Inc. filed an action against AngioDynamics entitled Diomed, Inc., vs. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that AngioDynamics has infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure™ Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the VenaCure™ Procedure Kit. The complaint alleges that AngioDynamics’ actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting training programs, and seeks compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. AngioDynamics believes that the product does not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on AngioDynamics’ behalf to defend this action.

In accordance with the Master Separation and Distribution Agreement between AngioDynamics and E-Z-EM, AngioDynamics has agreed to indemnify E-Z-EM from any claims which arise out of the business operations of AngioDynamics prior to its spin-off (October 30, 2004) in which E-Z-EM is a named defendant solely because E-Z-EM was the sole stockholder of AngioDynamics.

The Company has been notified by a competitor that it believes specific claims contained in issued United States patents owned by this competitor may be relevant to certain features of the Company’s Empower CT injector. Management is currently in discussions to resolve this matter, and the extent of any liability is not estimable at this time.

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE L – COMMON STOCK

AngioDynamics Initial Public Offering

On May 27, 2004, the Company’s AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. At May 29, 2004, the Company has recorded a credit to common stock and additional paid-in capital of $12,174,000 which is net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, the Company’s ownership interest in AngioDynamics decreased to 80.4%. For the twenty-six weeks ended November 27, 2004, the Company has recorded a credit to common stock and additional paid-in capital of $1,442,000 which is net of financing costs of $225,000 and minority interest of $1,325,000.

AngioDynamics Spin-off

On November 4, 2004, the Company announced the completion of the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The pro rata distribution of 9,200,000 shares of AngioDynamics was made on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received approximately .856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date.

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen and twenty-six weeks ended November 27, 2004, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE L – COMMON STOCK (continued)

Cash Dividends

In June 2003, the Company’s Board of Directors declared a cash dividend of $.25 per outstanding share of the Company’s common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, the Company’s Board of Directors declared a cash dividend of $.30 per outstanding share of the Company’s common stock. The dividend was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors’ review of operations and financial and other conditions then prevailing.

NOTE M – STOCK COMPENSATION PLANS

In connection with the completion of the AngioDynamics spin-off, as of October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted and/or exchanged with E-Z-EM options (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options”), collectively referred to as (the “Replacement Options”).

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, is the same as those of the replaced E-Z-EM Pre-spin Option, except that (1) in some cases, the exercise period of the AngioDynamics Post-spin Options are shorter than the exercise period of the E-Z-EM Pre-spin Options and (2) option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003
(unaudited)

NOTE M – STOCK COMPENSATION PLANS (continued)

Under the 1983 and 1984 Stock Option Plans, options for 20,000 shares were granted at $16.02 per share, options for 68,529 shares were exercised at prices ranging from $3.64 to $8.08 per share, options for 25,984 shares expired at $4.22 per share, and options for 14 shares were forfeited at prices ranging from $3.66 to $12.49 per share during the twenty-six weeks ended November 27, 2004. Under the 2004 Stock and Incentive Award Plan which was adopted on October 26, 2004, options for 372,000 shares were granted at prices ranging from $14.23 to $14.51 per share and no options were exercised, forfeited or expired during the twenty-six weeks ended November 27, 2004.

Effective October 26, 2004, the Company extended the exercise period of expiring stock options of a former director who currently provides the Company with consulting services. The Company recorded a compensation charge of $385,000 during the thirteen weeks ended November 27, 2004 in connection with this extension.

NOTE N – OPERATING SEGMENT

The Company currently operates in one reportable segment: the E-Z-EM segment. Prior to October 30, 2004, the Company operated in two reportable segments: the E-Z-EM segment and the AngioDynamics segment, through its majority-owned subsidiary, AngioDynamics, Inc. Effective as of October 30, 2004, E-Z-EM spun off AngioDynamics by distributing to E-Z-EM’s shareholders 9,200,000 shares of AngioDynamics common stock then held by E-Z-EM. As discussed in Note B. Discontinued Operation, the AngioDynamics segment is being reported as a discontinued operation and the E-Z-EM segment is being reported as the Company’s continuing operations.

In the E-Z-EM segment, the Company develops, manufactures and markets medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also a third-party contract manufacturer, a business that enables the Company to leverage its capacity in quality control, process, automation and manufacturing. The entire business is focused in the following general areas: X-ray fluoroscopy, CT imaging, contract manufacturing, virtual colonoscopy, gastroenterology and accessory medical devices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements and Risk Factors

Our disclosure and analysis in this report, including but not limited to the information discussed in this Quarterly Report on Form 10-Q, contain forward-looking information about our company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	our pricing flexibility is constrained by the formation of large Group Purchasing Organizations;

•	if we fail to adequately protect our intellectual property rights, our business may suffer;

•	if third parties claim that our products infringe their intellectual rights, we may be forced to expend significant financial resources and management time defending against such actions and our results of operations could suffer;

•	if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

•	the market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations;

•	the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated;

•	the market potential for Reactive Skin Decontamination Lotion is uncertain;

•	if we cannot obtain approval from governmental agencies, we will not be able to sell our products; and

•	inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 7 of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. We are also a third-party contract manufacturer, a business that enables us to leverage our capacity in quality control, process, automation and manufacturing. The entire business is focused in the following general areas: X-ray fluoroscopy, CT imaging, contract manufacturing, virtual colonoscopy, gastroenterology and accessory medical devices.

Prior to our spin-off of AngioDynamics on October 30, 2004, we were also a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designed, developed, manufactured and marketed a broad line of therapeutic and diagnostic devices that enabled interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

AngioDynamics Initial Public Offering

On May 27, 2004, our AngioDynamics subsidiary sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

AngioDynamics Spin-off

On November 4, 2004, we announced the completion of our spin-off of AngioDynamics by means of a tax-free distribution of our remaining 80.4% ownership of AngioDynamics. In February 2004, we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of our remaining ownership in AngioDynamics. The pro rata distribution of 9,200,000 shares of AngioDynamics was made on October 30, 2004 to our shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, our shareholders received approximately ..856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Quarters ended November 27, 2004 and November 29, 2003

Our quarters ended November 27, 2004 and November 29, 2003 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended November 27, 2004, we reported net earnings of $1,431,000, or $.13 per common share on both a basic and diluted basis, compared to net earnings of $1,769,000, or $.17 per common share on both a basic and diluted basis, for the comparable period of last year.

Both the current quarter and the comparable quarter of the prior year included charges for restructuring our manufacturing operations. The current quarter included $824,000, or $.05 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. We expect the project to be completed by the end of fiscal 2005, and to generate projected annual pre-tax savings of $2,200,000 beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000 (inclusive of the $601,000 and $824,000 charges for the first and second quarters, respectively), approximately half of which is severance related, will be recorded in the current year as a result of this program. The comparable quarter of the prior year included $628,000, or $.05 per basic share, in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, which were completed in the fourth quarter of fiscal 2004.

Excluding the effect of the plant closings and operational restructurings, operating results declined by $188,000 due to increased operating expenses, partially offset by increased sales and improved gross profit.

Continuing Operations

Net sales for the quarter ended November 27, 2004 increased 4%, or $935,000, compared to the quarter ended November 29, 2003 due to foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $448,000, and sales volume increases. On a product line basis, increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $2,403,000 and virtual colonoscopy products of $245,000 were partially offset by continued declines in sales of X-ray fluoroscopy products of $889,000 and declines in sales of contract manufacturing products of $835,000. Price increases accounted for less than 1% of net sales for the current quarter.

Net sales in international markets, including direct exports from the U.S., remained relatively flat at $9,346,000 for the current quarter versus $9,373,000 from the comparable period of last year. Foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $448,000, offset lower sales volumes.

Gross profit, expressed as a percentage of net sales, improved to 45% for the current quarter from 41% for the comparable quarter of the prior year due primarily to the cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, as well as reduced raw material and purchased finished product costs.

Selling and administrative (“S&A”) expenses were $8,788,000 for the quarter ended November 27, 2004 compared to $7,553,000 for the quarter ended November 29, 2003. This increase of $1,235,000, or 16%, was due primarily to: i) increased compensation costs of $387,000, ii) the recording of a non-cash compensation charge of $385,000, resulting from the modification of certain stock options previously granted to one of our former directors, and iii) foreign currency exchange rate fluctuations which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $161,000.

Research and development (“R&D”) expenditures increased 30% for the current quarter to $1,469,000, or 6% of net sales, from $1,129,000, or 4% of net sales, for the comparable quarter of the prior year due primarily to increased spending of $202,000 relating to gastroenterology projects and $85,000 relating to virtual colonoscopy projects. Of the R&D expenditures for the current quarter, approximately 42% relate to X-ray fluoroscopy and CT imaging projects, 23% to general regulatory costs, 18% to gastroenterology projects, 15% to virtual colonoscopy projects and 2% to other projects. R&D expenditures are expected to continue at approximately current levels for the remainder of this fiscal year.

Other income, net of other expenses, totaled $323,000 for the current quarter compared to $686,000 for the comparable period of last year. This decline was due primarily to unfavorable changes in foreign currency exchange gains and losses of $527,000, resulting from the weakening of the U.S. dollar, and reduced interest income of $163,000, partially offset by increased gains of $352,000 on the sale of non-core equity securities. Interest income for the comparable period of last year included $201,000 in imputed interest on loans to AngioDynamics. Such interest charges were suspended in the fourth quarter of the 2003 fiscal year. Certain of these loans were capitalized in connection with the initial public offering of AngioDynamics and the balance was repaid in the current fiscal year.

For the quarter ended November 27, 2004, our effective tax rate of 25% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance, relating to an impairment of a non-core equity security, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For the quarter ended November 29, 2003, our effective tax rate of 36% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our Puerto Rican subsidiary and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations.

Discontinued Operations

We consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the spin-off date. The results for the discontinued operation for the current quarter represent nine weeks’ activity and, therefore, are not comparative to the results for the prior year’s second quarter.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Nine weeks ended October 30, 2004	Thirteen weeks ended November 29, 2003

	(in thousands)

Net sales
From unaffiliated customers	$9,484	$11,651
From affiliates	173	200

Total net sales	$9,657	$11,851

Earnings before income taxes	$1,338	$932
Income tax provision	579	344

Earnings before minority
interest	759	588
Minority interest	151

Earnings from discontinued
operation	$608	$588

Six months ended November 27, 2004 and November 29, 2003

Our six months ended November 27, 2004 and November 29, 2003 both represent twenty-six weeks.

Consolidated Results of Operations

For the six months ended November 27, 2004, we reported net earnings of $2,682,000, or $.25 per common share on both a basic and diluted basis, compared to net earnings of $1,470,000, or $.14 per common share on both a basic and diluted basis, for the comparable period of last year.

Both the current six months and the comparable six months of the prior year included charges for restructuring our manufacturing operations. The current six months included $1,425,000, or $.09 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. The comparable six months of the prior year included $1,200,000, or $.10 per basic share, in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, which were completed in the fourth quarter of fiscal 2004.

Excluding the effect of the plant closings and operational restructurings, operating results improved by $682,000 due to increased sales and improved gross profit, partially offset by increased operating expenses, including the recording of compensation costs of $385,000, resulting from the modification of certain stock options previously granted to one of our former directors.

Continuing Operations

Net sales for the six months ended November 27, 2004 increased 5%, or $2,305,000, compared to the six months ended November 29, 2003 due to: i) a decline in distributor rebates resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts, ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $777,000, and iii) sales volume increases. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $3,866,000 and virtual colonoscopy products of $605,000, partially offset by continued declines in sales of X-ray fluoroscopy products of $1,276,000 and declines in sales of contract manufacturing products of $882,000. Price increases, excluding the decline in rebates, accounted for less than 1% of net sales for the current period.

Net sales in international markets, including direct exports from the U.S., remained relatively flat at $17,132,000 for the current period versus $17,192,000 from the comparable period of last year. Foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $777,000, offset lower sales volumes.

Gross profit, expressed as a percentage of net sales, improved to 44% for the current period from 39% for the comparable period of the prior year due primarily to: i) the cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York; ii) the decline in distributor rebates; and iii) reduced raw material and purchased finished product costs.

S&A expenses were $17,269,000 for the six months ended November 27, 2004 compared to $15,270,000 for the six months ended November 29, 2003. This increase of $1,999,000, or 13%, was due primarily to: i) increased compensation costs of $805,000, ii) the recording of a non-cash compensation charge of $385,000, resulting from the modification of certain stock options previously granted to one of our former directors, and iii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $301,000.

R&D expenditures remained at 5% of net sales and increased 14% for the current period to $2,498,000 from $2,182,000 for the comparable period of the prior year due primarily to increased spending of $239,000 relating to gastroenterology projects. Of the R&D expenditures for the current period, approximately 46% relate to X-ray fluoroscopy and CT imaging projects, 27% to general regulatory costs, 16% to gastroenterology projects, 9% to virtual colonoscopy projects and 2% to other projects.

Other income, net of other expenses, totaled $1,008,000 for the current period compared to $907,000 for the comparable period of last year. This improvement was due primarily to increased gains of $1,070,000 on the sale of non-core equity securities, almost entirely offset by unfavorable changes in foreign currency exchange gains and losses of $549,000, resulting from the weakening of the U.S. dollar, and reduced interest income of $363,000. Interest income for the comparable period of last year included $420,000 in imputed interest on loans to AngioDynamics. Such interest charges were suspended in the fourth quarter of the 2003 fiscal year. Certain of these loans were capitalized in connection with the initial public offering of AngioDynamics and the balance was repaid in the current fiscal year.

For the six months ended November 27, 2004, our effective tax rate of 14% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance, relating to an impairment of a non-core equity security, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For the six months ended November 29, 2003, our effective tax rate of 52% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our Puerto Rican subsidiary and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations.

Discontinued Operations

We consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the spin-off date. The results for the discontinued operation for the current six months represent only twenty-two weeks activity and, therefore, are not comparative to the results for the prior year’s first six months.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Twenty-two weeks ended October 30, 2004	Twenty-six weeks ended November 29, 2003

	(in thousands)

Net sales
From unaffiliated customers	$22,342	$22,066
From affiliates	420	415

Total net sales	$22,762	$22,481

Earnings before income taxes	$2,628	$1,647
Income tax provision	1,103	724

Earnings before minority
interest	1,525	923
Minority interest	297

Earnings from discontinued
operation	$1,228	$923

Liquidity and Capital Resources

For the six months ended November 27, 2004, cash dividends, capital expenditures and working capital were funded by cash reserves and the repayment of intercompany debt by AngioDynamics from the proceeds of its IPO. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At November 27, 2004, debt (notes payable, current maturities of long-term debt and long-term debt) was $718,000, as compared to $767,000 at May 29, 2004. We have available $1,701,000 under a bank line of credit of which no amounts were outstanding at November 27, 2004.

Our contractual obligations and their effect on liquidity and cash flows as of November 27, 2004 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of November 27, 2004

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$270	$124	$146
Notes payable	380	380
Operating leases (1)	6,340	1,584	2,887	$1,362	$507
Purchase obligations (1)	6,104	5,980	124
Employment contract (1)	680	680
Consulting contracts (1)	108	63	45
Other long-term liabilities
reflected on the
consolidated balance sheet
Deferred compensation (2)	2,646	16	39	49	2,542
Accrued retirement
benefits	205	32	32		141

Total	$16,733	$8,859	$3,273	$1,411	$3,190

(1)	The non-cancelable operating leases, purchase obligations, and employment and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist primarily of finished good product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At November 27, 2004, approximately $24,058,000, or 24%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 6.24 to 1, with net working capital of $58,943,000, at November 27, 2004, compared to the current ratio of 6.07 to 1, with net working capital of $88,636,000, at May 29, 2004. The decrease in net working capital resulted from the spin-off of AngioDynamics. We believe that our cash reserves, cash provided from continuing operations and our existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the six months ended November 27, 2004, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2003, our Board of Directors declared a cash dividend of $.25 per outstanding share of our common stock. The dividend was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, our Board of Directors declared a cash dividend of $.30 per outstanding share of our common stock. The dividend was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended May 29, 2004. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below. Should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at an agreed-upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $435,000 at November 27, 2004. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 29% of our total accounts receivable balance at November 27, 2004 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit loss risk to be significant given the distributor’s consistent payment history.

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At November 27, 2004, our reserve for excess and obsolete inventory was $1,767,000.

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

Effects of Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are currently evaluating the impact of adoption of SFAS No. 151 on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for us as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on our financial statements commencing with the second quarter ending December 3, 2005.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2004 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at November 27, 2004, our assets and liabilities would increase or decrease by $3,545,000 and $462,000, respectively, and our net sales and net earnings would increase or decrease by $2,376,000 and $394,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at November 27, 2004, our pre-tax earnings would be favorably or unfavorably impacted by approximately $884,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of November 27, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $16,090,000. The bonds bear interest at a floating rate established weekly. For the six months ended November 27, 2004, the after-tax interest rate on the bonds approximated 1.3%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $161,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $718,000 at November 27, 2004, a change in interest rates would not materially impact results of operations or financial position. At November 27, 2004, we did not maintain any variable interest rate financing.

As of November 27, 2004, we have available $1,701,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended November 27, 2004.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1.   Legal Proceedings

We have been notified by a competitor that it believes specific claims contained in issued United States patents owned by this competitor may be relevant to certain features of our Empower CT injector. We are currently in discussions to resolve this matter, and the extent of any liability is not estimable at this time.

Certain other legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

On November 1, 2004, we issued 2,000 shares of common stock to our Chairman of the Board, Howard S. Stern, and 1,000 shares of common stock to each of our following directors: Robert J. Beckman, Michael A. Davis, Paul S. Echenberg, James L. Katz, David P. Meyers and George P. Ward. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the shares were issued only to our directors in transactions not involving any public offering.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission Of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 26, 2004, the following persons were elected as directors of the Company:

Class II Directors: (until the 2007 Annual Meeting)

Robert J. Beckman Paul S. Echenberg John T. Preston

In this election, 10,270,624, 10,131,497 and 10,247,002 votes were cast for Mr. Beckman, Mr. Echenberg and Mr. Preston, respectively, and 304,716, 443,843 and 328,338 shares were withheld from voting for Mr. Beckman, Mr. Echenberg and Mr. Preston, respectively.

Our 2004 Stock and Incentive Award Plan was approved by a vote of 6,264,722 in favor, 1,584,964 against, 34,203 shares abstaining and 2,691,451 broker non-votes.

The action of the Board of Directors in appointing Grant Thornton LLP as our independent auditors for our fiscal year ending May 28, 2005 was ratified by a vote of 10,509,768 in favor, 17,794 against and 47,778 shares abstaining.

Item 5.   Other Information

None.

Item 6.   Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as
	Amended	(a)

3.2	Bylaws of the Registrant, as amended	(b)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Anthony A. Lombardo)	38

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Dennis J. Curtin)	39

32.1	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Anthony A. Lombardo)	40

32.2	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Dennis J. Curtin)	41

(a)	Incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, filed under Commission File No. 1-11479, and to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 22, 2002.

(b)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994, filed under Commission File No. 0-13003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date January 11, 2005 ———————	E-Z-EM, Inc. ———————————————————— (Registrant) /s/ Anthony A. Lombardo ———————————————————— Anthony A. Lombardo, President, Chief Executive Officer, Director
Date January 11, 2005 ———————	/s/ Dennis J. Curtin ———————————————————— Dennis J. Curtin, Senior Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)