Form 10-Q
period 2005-02-26
EZ EM INC
filed 2005-04-12
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-11479

E-Z-EM, Inc. ————————————————————— (Exact name of registrant as specified in its charter)

Delaware ————————————— (State or other jurisdiction of incorporation or organization)	11-1999504 ———————— (I.R.S. Employer Identification No.)

1111 Marcus Avenue, Lake Success, New York ———————————————————— (Address of principal executive offices)	11042 ————— (Zip Code)

(516) 333-8230 —————————————————————— Registrant’s telephone number, including area code

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

Yes |_|       No |X|

As of April 7, 2005, there were 10,777,758 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	February 26, 2005	May 29, 2004

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$10,412	$12,334
Debt and equity securities, at fair value	15,304	12,130
Accounts receivable, principally
trade, net	21,141	16,673
Inventories	22,405	18,901
Other current assets	6,729	5,792
Current assets of discontinued operation		40,290

Total current assets	75,991	106,120

PROPERTY, PLANT AND EQUIPMENT - AT COST,
less accumulated depreciation and
amortization	17,076	15,415

INTANGIBLE ASSETS, less accumulated
amortization	588	133

DEBT AND EQUITY SECURITIES, at fair value	1,643	3,107

INVESTMENTS AT COST	490	1,000

OTHER ASSETS	7,772	7,409

NONCURRENT ASSETS OF DISCONTINUED OPERATION		9,352

	$103,560	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 26, 2005	May 29, 2004

	(unaudited)	(audited)

CURRENT LIABILITIES
Notes payable	$407	$440
Current maturities of long-term debt	94	149
Accounts payable	6,158	4,415
Accrued liabilities	7,335	6,557
Accrued income taxes	210	179
Current liabilities of discontinued
operation		5,744

Total current liabilities	14,204	17,484

LONG-TERM DEBT, less current maturities	123	178

OTHER NONCURRENT LIABILITIES	3,747	3,488

NONCURRENT LIABILITIES AND MINORITY INTEREST
OF DISCONTINUED OPERATION		9,611

Total liabilities	18,074	30,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per
share - authorized, 1,000,000 shares;
issued, none
Common stock, par value $.10 per share -
authorized, 16,000,000 shares; issued
and outstanding 10,772,286 shares at
February 26, 2005 and 10,698,216 shares
at May 29, 2004 (excluding 86,288 and
83,062 shares held in treasury at February
26, 2005 and May 29, 2004, respectively)	1,077	1,070
Additional paid-in capital	28,170	38,445
Retained earnings	53,161	70,638
Accumulated other comprehensive income	3,078	1,622

Total stockholders’ equity	85,486	111,775

	$103,560	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net sales	$30,833	$24,950	$81,067	$72,879
Cost of goods sold	18,106	15,207	46,462	44,255

Gross profit	12,727	9,743	34,605	28,624

Operating expenses
Selling and administrative	8,923	7,963	26,192	23,233
Plant closing and operational
restructuring costs	649	500	2,074	1,700
Research and development	1,421	1,047	3,919	3,229

Total operating expenses	10,993	9,510	32,185	28,162

Operating profit	1,734	233	2,420	462

Other income (expense)
Interest income	83	162	230	672
Interest expense	(84)	(82)	(249)	(235)
Other, net	1,496	828	2,522	1,378

Earnings from continuing
operations before income
taxes	3,229	1,141	4,923	2,277

Income tax provision	311	593	551	1,182

Earnings from continuing
operations	2,918	548	4,372	1,095

Earnings from discontinued
operation, net of income tax
provision		681	1,228	1,604

NET EARNINGS	$2,918	$1,229	$5,600	$2,699

Basic earnings per common share
From continuing operations	$0.27	$0.05	$0.41	$0.11
From discontinued operation,
net of income tax provision	0.00	0.07	0.11	0.15

Net earnings	$0.27	$0.12	$0.52	$0.26

Diluted earnings per common share
From continuing operations	$0.27	$0.05	$0.40	$0.11
From discontinued operation,
net of income tax provision	0.00	0.07	0.11	0.15

Net earnings	$0.27	$0.12	$0.51	$0.26

Weighted average common shares
Basic	10,772	10,348	10,751	10,261

Diluted	10,960	10,683	10,943	10,544

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirty-nine weeks ended February 26, 2005
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income

	Shares	Amount

Balance at May 29, 2004	10,698,216	$1,070	$38,445	$70,638	$1,622	$111,775

Exercise of stock options,
net of 3,226 shares tendered
to satisfy withholding taxes	65,303	6	219			225
Income tax benefits on
stock options exercised			1,217			1,217
Compensation related to
stock option plans, net of
income tax benefit			421			421
Issuance of stock	8,767	1	107			108
Proceeds from subsidiary’s
initial public offering, net
of financing costs and
minority interest			1,442			1,442
Net earnings				5,600		5,600	$5,600
Cash dividend ($.30 per
common share)				(3,220)		(3,220)
Net book value of discontinued
operation at date of spin-off			(13,681)	(19,857)	173	(33,365)
Unrealized holding gain on debt
and equity securities
Arising during the period					1,108	1,108	1,108
Reclassification adjustment
for gains included in
net earnings					(2,385)	(2,385)	(2,385)
Decrease in fair market value
on interest rate swap					(55)	(55)	(55)
Foreign currency translation
adjustments					2,615	2,615	2,615

Comprehensive income							$6,883

Balance at February 26, 2005	10,772,286	$1,077	$28,170	$53,161	$3,078	$85,486

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirty-nine weeks ended

	February 26, 2005	February 28, 2004

Cash flows from operating activities:
Net earnings	$5,600	$2,699
Adjustments to reconcile net earnings to net
cash provided by operating activities
Earnings from discontinued operation,
net of tax	(1,228)	(1,604)
Depreciation and amortization	2,262	2,195
Gain on sale of investments	(2,385)	(993)
Provision for doubtful accounts	69	58
Tax benefit on exercise of stock options	1,217	1,200
Deferred income tax provision
(benefit)	81	(68)
Other non-cash items	504	(425)
Changes in operating assets and liabilities,
net of business divested
Accounts receivable	(4,623)	(579)
Inventories	(3,440)	(324)
Other current assets	(913)	(1,590)
Other assets	(473)	(532)
Accounts payable	2,397	84
Accrued liabilities	778	1,118
Accrued income taxes	31	110
Other noncurrent liabilities	184	144
Net cash provided by operating activities
of discontinued operation	567	1,140

Net cash provided by operating
activities	628	2,633

Cash flows from investing activities:
Additions to property, plant and
equipment, net	(2,997)	(1,764)
Purchase of intangible assets	(555)
Proceeds from sale of investment at cost	575
Investment at cost	(90)
Available-for-sale securities
Purchases	(23,545)	(17,200)
Proceeds from sale	23,108	18,516
Net cash used in investing activities
of discontinued operation	(11,140)	(642)

Net cash used in investing activities	(14,644)	(1,090)

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Thirty-nine weeks ended

	February 26, 2005	February 28, 2004

Cash flows from financing activities:
Repayments of debt	$(263)	$(307)
Proceeds from issuance of debt	93	151
Proceeds from repayment of debt by discontinued
operation	3,000
Dividends paid	(3,220)	(2,552)
Proceeds from exercise of stock options	225	2,247
Purchase of treasury stock		(417)
Proceeds from issuance of stock in connection
with the stock purchase plan	10	4
Cash distributed with discontinued operation	(8,453)
Net cash provided by (used in) financing
activities of discontinued operation	18,958	(498)

Net cash provided by (used in) financing
activities	10,350	(1,372)

Effect of exchange rate changes on
cash and cash equivalents	1,744	676

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,922)	847

Cash and cash equivalents
Beginning of period	12,334	8,520

End of period	$10,412	$9,367

Supplemental disclosures of cash flow
information:
Cash paid during the period for:
Interest	$83	$157

Income taxes (net of refunds of $175
in 2004)	$2,013	$1,182

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
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

Basis of Presentation

The consolidated balance sheet as of February 26, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the period ended February 26, 2005, and the consolidated statements of earnings and cash flows for the periods ended February 26, 2005 and February 28, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at February 26, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004 filed by the Company on August 27, 2004. The results of operations for the periods ended February 26, 2005 and February 28, 2004 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Discontinued Operation). All significant intercompany balances and transactions have been eliminated.

NOTE B – DISCONTINUED OPERATION

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM’s ownership interest in AngioDynamics decreased to 80.4% (see Note M).

On November 4, 2004, the Company announced the completion of the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The Company made a pro rata distribution of its 9,200,000 shares of AngioDynamics on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received ..856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

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

February 26, 2005 and February 28, 2004
(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

	(in thousands)

Net sales
From unaffiliated customers		$12,223	$22,342	$34,289
From affiliates		232	420	647

Total net sales	—	$12,455	$22,762	$34,936

Earnings before income taxes		$946	$2,628	$2,593
Income tax provision		265	1,103	989

Earnings before minority
interest	—	681	1,525	1,604
Minority interest			297

Earnings from discontinued
operation	—	$681	$1,228	$1,604

For the thirty-nine weeks ended February 26, 2005, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE C – STOCK-BASED COMPENSATION

At February 26, 2005, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the thirteen weeks ended February 26, 2005 and February 28, 2004, compensation expense of $21,000 and $2,000, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants and a former director serving as a consultant. For the thirty-nine weeks ended February 26, 2005 and February 28, 2004, compensation expense of $432,000 and $4,000, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants and a former director serving as a consultant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	Thirteen weeks ended		Thirty-nine weeks ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

	(in thousands, except per share data)

Net earnings, as reported	$2,918	$1,229	$5,600	$2,699
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method for all awards,
net of income tax effects
(see Note N)	(2,124)	(141)	(2,704)	(421)

Pro forma net earnings	$794	$1,088	$2,896	$2,278

Earnings per common share
Basic - as reported	$.27	$.12	$.52	$.26
Basic - pro forma	.07	.11	.27	.22

Diluted - as reported	$.27	$.12	$.51	$.26
Diluted - pro forma	.07	.10	.26	.22

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE D — EARNINGS PER COMMON SHARE

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Thirty-nine weeks ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

	(in thousands)

Basic	10,772	10,348	10,751	10,261
Effect of dilutive securities
(stock options)	188	335	192	283

Diluted	10,960	10,683	10,943	10,544

Excluded from the calculation of earnings per common share, are options to purchase 396,000 and 24,000 shares of common stock for the thirteen and thirty-nine weeks ended February 26, 2005, respectively, as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $13.45 to $14.51 per share for the thirteen weeks ended February 26, 2005 and the exercise price on the excluded options was $13.45 for the thirty-nine weeks ended February 26, 2005.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this statement may have a material impact on the financial statements of the Company commencing with the second quarter ending December 3, 2005. (See Note N).

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and the Company has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Company does not anticipate that issuance of a final consensus will materially impact its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE F – COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

	(in thousands)

Net earnings	$2,918	$1,229	$5,600	$2,699
Unrealized holding gain (loss)
on debt and equity
securities:
Arising during the period	(43)	1,599	1,108	3,421
Reclassification adjustment
for gains included in net
earnings	(979)	(467)	(2,385)	(679)
Increase (decrease) in fair
value on interest rate swap
arising during the period		(35)	(55)	96
Foreign currency translation
adjustments arising during
the period	(1,538)	(481)	2,615	866

Comprehensive income	$358	$1,845	$6,883	$6,403

The components of accumulated other comprehensive income, net of related tax, are as follows:

	February 26, 2005	May 29 , 2004

	(in thousands)

Unrealized holding gain on debt and equity
securities	$1,153	$2,430
Fair value on interest rate swap		(118)
Cumulative translation adjustments	1,925	(690)

Accumulated other comprehensive income	$3,078	$1,622

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE G – ASSET PURCHASE

On January 16, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with O’Dell Engineering Ltd. and Philip O’Dell, the sole shareholder and officer of O’Dell Engineering.

Under the Agreement, the Company has agreed to purchase all of O’Dell Engineering’s assets related to reactive skin decontamination lotion (“RSDL”) business and technology. These assets include all licenses, intellectual property, customer orders, contracts and all other assets and properties relating to O’Dell Engineering’s RSDL business and technology (collectively, the “RSDL Assets”).

The purchase price for the RSDL Assets is (i) $5.0 million, of which $500,000 was paid upon signing the Agreement and is included in intangible assets in the accompanying balance sheet, $2.5 million was paid at closing on April 7, 2005, and the balance of which is payable in three installments over the two years following the closing and (ii) royalty payments, not to exceed $8.0 million in total, on sales of RSDL products over the seven years following the closing.

The Agreement also provides that Philip O’Dell will provide consulting services to the Company over a three-year term, with diminishing time commitments in the second and third years, related to commercialization of the RSDL technology. Under the consulting arrangement, Mr. O’Dell is entitled to royalty payments, calculated at 4% of net sales of patented products and 2% of net sales of unpatented products, for seven years based on inventions created or developed by him, or introduced to the Company by him, related to decontamination that are not part of the RSDL technology being acquired by the Company. O’Dell Engineering and Mr. O’Dell have also agreed not to compete with the Company in the sale of RSDL products or other decontamination products anywhere in the world for seven years following the closing of the acquisition.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE H – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS

In the fourth quarter of fiscal 2004, the Company completed the closing of its device manufacturing facility in San Lorenzo, Puerto Rico as well as its heat-sealing operation in Westbury, New York, each of which was part of the E-Z-EM segment. The Company currently outsources these operations to a third-party manufacturer. This realignment was part of the Company’s strategic plan of restructuring its operations to achieve greater efficiency. The Company has begun realizing the savings it had anticipated from this project during the first quarter of fiscal 2005. For the thirteen and thirty-nine weeks ended February 26, 2004, project costs, primarily severance relating to 98 employees, aggregated $500,000 and $1,700,000, respectively. At February 26, 2005 and February 28, 2004, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $8,000 and $792,000, respectively.

In June 2004, the Company announced a plan to further streamline its operations in the E-Z-EM segment, specifically by moving its powder-based barium production to its manufacturing facility in Montreal, Canada. The Company expects the project to take 12 months to complete, and to generate savings beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000 will be recorded in fiscal 2005 as a result of this program. Of the $2,800,000 in project costs, approximately $1,400,000 is severance relating to 71 employees and the balance relates primarily to training, relocation and regulatory costs. For the thirteen and thirty-nine weeks ended February 26, 2005, project costs aggregated $649,000 and $2,074,000, respectively. At February 26, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $687,000.

NOTE I – INVENTORIES

Inventories consist of the following:

	February 26, 2005	May 29 , 2004

	(in thousands)

Finished goods	$10,689	$9,850
Work in process	410	252
Raw materials	11,306	8,799

	$22,405	$18,901

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE J – DEBT AND EQUITY SECURITIES

During the thirteen and thirty-nine weeks ended February 26, 2005, the Company sold 100,000 shares and 300,000 shares, respectively, of its investment in Cedara Software Corporation. The Company recognized gains on these sales totaling $979,000 and $2,385,000, respectively, during the thirteen and thirty-nine weeks ended February 26, 2005, which are included in the consolidated statements of earnings under the caption “Other, net”.

NOTE K – INCOME TAXES

For the thirteen weeks ended February 26, 2005, the Company’s effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses. For the thirty-nine weeks ended February 26, 2005, the Company’s effective tax rate of 11% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

NOTE L – CONTINGENCIES

E-Z-EM, AngioDynamics, the Company’s former subsidiary, and Medical Components, Inc., or Medcomp, have been named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that the defendants designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’distribution agreement with Medcomp, Medcomp is required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp and Medcomp has accepted defense of the action. Based upon its prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation to AngioDynamics if it is unsuccessful in defending this action.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE L – CONTINGENCIES (continued)

On January 6, 2004, Diomed, Inc. filed an action against AngioDynamics entitled Diomed, Inc., vs. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that AngioDynamics has infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure(TM) Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the VenaCure(TM) Procedure Kit. The complaint alleges that AngioDynamics’ actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit AngioDynamics from continuing to market and sell these products, as well as conducting training programs, and seeks compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. AngioDynamics believes that the product does not infringe the Diomed patent. AngioDynamics purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on AngioDynamics’ behalf to defend this action.

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

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE M – COMMON STOCK

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. At May 29, 2004, the Company has recorded a credit to common stock and additional paid-in capital of $12,174,000 which is net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, the Company’s ownership interest in AngioDynamics decreased to 80.4%. For the thirty-nine weeks ended February 26, 2005, the Company has recorded a credit to common stock and additional paid-in capital of $1,442,000 which is net of financing costs of $225,000 and minority interest of $1,325,000.

AngioDynamics Spin-off

On November 4, 2004, the Company announced the completion of the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The Company made a pro rata distribution of its 9,200,000 shares of AngioDynamics on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received ..856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date.

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen and thirty-nine weeks ended February 26, 2005, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE M – COMMON STOCK (continued)

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

NOTE N – STOCK COMPENSATION PLANS

In connection with the completion of the AngioDynamics spin-off, as of October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted and/or exchanged with E-Z-EM options (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options”), collectively referred to as (the “Replacement Options”).

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option which was replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE N – STOCK COMPENSATION PLANS (continued)

Under the 1983 and 1984 Stock Option Plans, options for 20,000 shares were granted at $16.02 per share, options for 68,529 shares were exercised at prices ranging from $3.64 to $8.08 per share, options for 25,984 shares expired at $4.22 per share, and options for 14 shares were forfeited at prices ranging from $3.66 to $12.49 per share during the thirty-nine weeks ended February 26, 2005. Under the 2004 Stock and Incentive Award Plan, which was adopted on October 26, 2004, options for 492,500 shares were granted at prices ranging from $12.66 to $14.51 per share and no options were exercised, forfeited or expired during the thirty-nine weeks ended February 26, 2005.

On January 17, 2005, the Company’s Board of Directors accelerated the vesting of the outstanding unvested stock options awarded to the officers, directors and employees under the E-Z-EM, Inc. 2004 Stock and Incentive Award Plan, all of which had an exercise price greater than the price of the common stock on January 14, 2005. As a result of the acceleration, options to acquire 372,000 shares of common stock (representing approximately 38.6% of the total outstanding options under all of the Company’s compensation plans), which otherwise would have vested from time to time in one-third increments in 2005, 2006 and 2007, became immediately exercisable. The board’s decision to accelerate the vesting of these options was in response to the issuance by the FASB of SFAS No. 123 (R), “Share-Based Payment.” By accelerating the vesting of these options, the Company avoided recognizing any compensation expense in future periods associated with these options. The pro forma charge relating to the accelerated options was $2,260,000 for the thirteen and thirty-nine weeks ended February 26, 2005.

Effective October 26, 2004, the Company extended the exercise period of expiring stock options of a former director who currently provides the Company with consulting services. The Company recorded compensation charges of $21,000 and $406,000 during the thirteen and thirty-nine weeks ended February 26, 2005, respectively, in connection with this extension.

NOTE O – OPERATING SEGMENT

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004
(unaudited)

NOTE O – OPERATING SEGMENT (continued)

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

•	we currently purchase significant amounts of products, product components and raw materials from several single-source suppliers;

•

our reliance on a single Canadian manufacturing facility to produce most of our X-ray fluoroscopy and CT barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events, and also exposes us to the effects of changes in Canadian dollar - U.S. dollar exchange rate;

•	the market potential for our Reactive Skin Decontamination Lotion product is uncertain;

•	if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

•	the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated;

•	the market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations;

•	if we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products; and

•	inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 7 of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical diagnostic oral contrast agents used in the diagnosis of abdominal disease. Our customers include radiologists and gastroenterologists. We are focused on becoming a CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT small bowel imaging procedures. Frost & Sullivan, a leading market research firm, has estimated that CT procedures will grow at 11.25% compound annual growth rate over the period 2003 through 2010.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market several lines of CT power injectors, which are used to deliver CT contrast agents. We were recently rated # 1 in user satisfaction among vendors of CT Power injectors by MD Buyline.

In addition to our products for the radiology market, we have focused our efforts in the area of healthcare decontamination. Reactive Skin Decontamination Lotion (RSDL), is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. In January 2005, we entered into an agreement to purchase all of the RSDL Assets of O’Dell Engineering Ltd., the licensee of the RSDL technology. We completed this transaction on April 7, 2005.

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

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, our former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

AngioDynamics Spin-off

On November 4, 2004, we announced the completion of our spin-off of AngioDynamics by means of a tax-free distribution of our remaining 80.4% ownership of AngioDynamics. In February 2004, we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of our remaining ownership in AngioDynamics. We made a pro rata distribution of our 9,200,000 shares of AngioDynamics on October 30, 2004 to our shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, our shareholders received .856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Recent Developments

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, we estimate that our third quarter net sales were favorably affected by $3.3 million to $3.7 million due to our ability to provide replacement products. We anticipate that Mallinckrodt will resume shipping these products prior to the end of our fourth quarter. We are unable to predict what portion of the business, if any, we will be able to retain.

We recently received notice of price increases from several of our single-source barium suppliers. While this had no affect on the current quarter operating results, it could adversely affect our future results of operation. We currently are negotiating with our suppliers and exploring various alternatives to mitigate this potential cost increase.

As of the end of our current fiscal year, we will become subject to the accelerated filing requirements and the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002. As an accelerated filer, our quarterly and annual SEC reports will be subject to more stringent filing deadlines. Additionally, under Section 404 of the Act, we will be required to design and implement a system of internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. During the current quarter, we dedicated significant amounts of time and resources to these compliance efforts. We incurred outside consulting and auditing costs of $165,000 in the quarter, and we expect that our costs for continuing Sarbanes-Oxley compliance will be significant.

Quarters ended February 26, 2005 and February 28, 2004

Our fiscal quarters ended February 26, 2005 and February 28, 2004 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended February 26, 2005, we reported net earnings of $2,918,000, or $.27 per common share on both a basic and diluted basis, compared to net earnings of $1,229,000, or $.12 per common share on both a basic and diluted basis, for the comparable period of last year.

Both the current quarter and the comparable quarter of the prior year included charges for restructuring our manufacturing operations. The current quarter included $649,000, or $.04 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. We expect the project to be completed by the end of fiscal 2005, and to generate projected annual pre-tax savings of $2,200,000 beginning in fiscal 2006. An expected pre-tax charge to earnings of $2,800,000 (inclusive of $2,074,000 in charges incurred during the nine months ended February 26, 2005), approximately half of which is severance related, will be recorded in the current year as a result of this program. The comparable quarter of the prior year included $500,000, or $.04 per basic share, in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, both of which were completed in the fourth quarter of fiscal 2004.

Excluding the effect of the plant closings and operational restructurings, operating results improved by $1,650,000 due to increased sales and improved gross profit, partially offset by increased operating expenses.

Continuing Operations

Net sales for the quarter ended February 26, 2005 increased 24%, or $5,883,000, over the quarter ended February 28, 2004 due to sales volume increases of $5,557,000, of which we estimate $3,300,000 to $3,700,000 can be attributed to the Mallinckrodt product recall, and foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’sales to U.S. dollars for financial reporting purposes by $425,000. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $4,322,000 and increased sales of X-ray fluoroscopy products of $1,175,000. Price increases had minimal effect on net sales for the current quarter.

Net sales in international markets, including direct exports from the United States, increased 11%, or $991,000, to $9,887,000 for the current quarter from $8,896,000 for the comparable period of last year. This increase is attributable to higher sales volumes of $566,000 and foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’sales to U.S. dollars for financial reporting purposes by $425,000.

Gross profit, expressed as a percentage of net sales, improved to 41% for the current quarter from 39% for the comparable quarter of the prior year due primarily to favorable changes in sales product mix and cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York. Our third fiscal quarters traditionally have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages.

Selling and administrative (“S&A”) expenses were $8,923,000 for the quarter ended February 26, 2005 compared to $7,963,000 for the quarter ended February 28, 2004. This increase of $960,000, or 12%, was due, in large part, to: (i) increased compensation costs of $260,000; (ii) costs of $165,000 for Sarbanes-Oxley Act Section 404 compliance efforts; and (iii) foreign currency exchange rate fluctuations which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $134,000.

Research and development (“R&D”) expenditures increased 36% for the current quarter to $1,421,000, or 5% of net sales, from $1,047,000, or 4% of net sales, for the comparable quarter of the prior year due primarily to increased spending of $179,000 relating to X-ray fluoroscopy and CT imaging projects, $74,000 relating to gastroenterology projects, $59,000 relating to general regulatory costs and $42,000 relating to virtual colonoscopy projects. Of the R&D expenditures for the current quarter, approximately 53% relate to X-ray fluoroscopy and CT imaging projects, 28% to general regulatory costs, 11% to gastroenterology projects, 6% to virtual colonoscopy projects and 2% to other projects. R&D expenditures are expected to continue at approximately current levels for the remainder of this fiscal year.

Other income, net of other expenses, totaled $1,495,000 for the current quarter compared to $908,000 for the comparable period of last year. This increase was due primarily to increased foreign currency exchange gains of $366,000, resulting from the strengthening of the U.S. dollar in the current quarter, and increased gains of $322,000 on the sales of non-core equity securities, partially offset by reduced interest income of $79,000. Interest income for the comparable period of last year included $115,000 in imputed interest on loans to AngioDynamics. Certain of these loans were capitalized in connection with the initial public offering of AngioDynamics and the balance was repaid in the current fiscal year.

For the quarter ended February 26, 2005, our effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security and losses of our subsidiary in Puerto Rico, partially offset by non-deductible expenses. For the quarter ended February 28, 2004, our effective tax rate of 52% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our subsidiary in Puerto Rico and non-deductible expenses. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations.

Discontinued Operations

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the spin-off date. Since the spin-off occurred prior to our third fiscal quarter, the results for the discontinued operation were excluded from the accompanying consolidated statement of earnings for the current quarter.

Summarized results of operations for AngioDynamics as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings are as follows:

Thirteen weeks ended February 28, 2004

(in thousands)

Net sales
From unaffiliated customers	$12,223
From affiliates	232

Total net sales	$12,455

Earnings before income taxes	$946
Income tax provision	265

Earnings from discontinued
operation	$681

Nine months ended February 26, 2005 and February 28, 2004

Our nine months ended February 26, 2005 and February 28, 2004 both represent thirty-nine weeks.

Consolidated Results of Operations

For the nine months ended February 26, 2005, we reported net earnings of $5,600,000, or $.52 and $.51 per common share on a basic and diluted basis, respectively, compared to net earnings of $2,699,000, or $.26 per common share on both a basic and diluted basis, for the comparable period of last year.

Both the current nine months and the comparable nine months of the prior year included charges for restructuring our manufacturing operations. The current nine months included $2,074,000, or $.13 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. The comparable nine months of the prior year included $1,700,000, or $.15 per basic share, in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, both of which were completed in the fourth quarter of fiscal 2004.

Excluding the effect of the plant closings and operational restructurings, operating results improved by $2,332,000 due to increased sales and improved gross profit, partially offset by increased operating expenses, including the recording of compensation costs of $406,000, resulting from the modification of certain stock options previously granted to one of our former directors.

Continuing Operations

Net sales for the nine months ended February 26, 2005 increased 11%, or $8,188,000, compared to the nine months ended February 28, 2004 due to sales volume increases of $6,782,000, of which we estimate $3,300,000 to $3,700,000 can be attributed to the Mallinckrodt product recall, and foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,202,000. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $8,188,000. Price increases accounted for less than 1% of net sales for the current period.

Net sales in international markets, including direct exports from the United States, increased 4%, or $931,000, to $27,019,000 for the current period from $26,088,000 for the comparable period of last year. Foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,202,000, were partially offset by lower sales volumes.

Gross profit, expressed as a percentage of net sales, improved to 43% for the current period from 39% for the comparable period of the prior year due primarily to: (i) cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York; (ii) the decline in distributor rebates; and (iii) reduced raw material and purchased finished product costs.

S&A expenses were $26,192,000 for the nine months ended February 26, 2005 compared to $23,233,000 for the nine months ended February 28, 2004. This increase of $2,959,000, or 13%, was due, in large part, to: (i) increased compensation costs of $596,000; (ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $435,000; (iii) the recording of a non-cash compensation charge of $406,000, resulting from the modification of certain stock options previously granted to one of our former directors; and (iv) costs of $165,000 for Sarbanes-Oxley Act Section 404 compliance efforts.

R&D expenditures increased 21% for the current period to $3,919,000, or 5% of net sales, from $3,229,000, or 4% of net sales, for the comparable period of the prior year due primarily to increased spending of $313,000 relating to gastroenterology projects, $198,000 relating to X-ray fluoroscopy and CT imaging projects, $73,000 relating to general regulatory costs and $60,000 relating to virtual colonoscopy projects. Of the R&D expenditures for the current period, approximately 48% relate to X-ray fluoroscopy and CT imaging projects, 28% to general regulatory costs, 14% to gastroenterology projects, 8% to virtual colonoscopy projects and 2% to other projects.

Other income, net of other expenses, totaled $2,503,000 for the current period compared to $1,815,000 for the comparable period of last year. This improvement was due primarily to increased gains of $1,392,000 on the sales of non-core equity securities, partially offset by reduced interest income of $442,000 and unfavorable changes in foreign currency exchange gains and losses of $183,000, resulting from the weakening of the U.S. dollar. Interest income for the comparable period of last year included $535,000 in imputed interest on loans to AngioDynamics. Certain of these loans were capitalized in connection with the initial public offering of AngioDynamics and the balance was repaid in the current fiscal year.

For the nine months ended February 26, 2005, our effective tax rate of 11% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security and losses of our subsidiary in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For the nine ended February 28, 2004, our effective tax rate of 52% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our subsidiary in Puerto Rico and non-deductible expenses, partially offset by the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations.

Discontinued Operations

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the spin-off date. The results for the discontinued operation for the current nine months represent only twenty-two weeks activity and, therefore, are not comparative to the results for the prior year’s first nine months.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Twenty-two weeks ended October 30, 2004	Thirty-nine weeks ended February 28, 2004

	(in thousands)
Net sales
From unaffiliated customers	$22,342	$34,289
From affiliates	420	647

Total net sales	$22,762	$34,936

Earnings before income taxes	$2,628	$2,593
Income tax provision	1,103	989

Earnings before minority
interest	1,525	1,604
Minority interest	297

Earnings from discontinued
operation	$1,228	$1,604

Liquidity and Capital Resources

For the nine months ended February 26, 2005, cash dividends and capital expenditures were funded by working capital, cash reserves and the repayment of intercompany debt by AngioDynamics from the proceeds of its IPO. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At February 26, 2005, debt (notes payable, current maturities of long-term debt and long-term debt) was $624,000, as compared to $767,000 at May 29, 2004. We have available $1,614,000 under a bank line of credit, of which no amounts were outstanding at February 26, 2005.

Our contractual obligations and their effect on liquidity and cash flows as of February 26, 2005 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of February 26, 2005

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$217	$107	$110
Notes payable	407	407
Operating leases (1)	9,652	1,763	3,552	$3,550	$787
Purchase obligations (1)	4,876	4,876
Employment contract (1)	680	680
Consulting contracts (1)	77	42	35
Other long-term liabilities
reflected on the
consolidated balance sheet
Deferred compensation (2)	2,713	16	40	51	2,606
Accrued retirement
benefits	200	62			138

Total	$18,822	$7,953	$3,737	$3,601	$3,531

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

At February 26, 2005, approximately $25,716,000, or 25%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.35 to 1, with net working capital of $61,787,000, at February 26, 2005, compared to a current ratio of 6.07 to 1, with net working capital of $88,636,000, at May 29, 2004. The decrease in net working capital resulted from our spin-off of AngioDynamics. We believe that our cash reserves, cash provided from continuing operations and our existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the nine months ended February 26, 2005, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below. Should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at an agreed-upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $510,000 at February 26, 2005. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 35% of our total accounts receivable balance at February 26, 2005 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit loss risk to be significant given the distributor’s consistent payment history.

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At February 26, 2005, our reserve for excess and obsolete inventory was $1,763,000.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for us as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this statement may have a material impact on our financial statements commencing with the second quarter ending December 3, 2005.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and we have complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. We do not anticipate that issuance of a final consensus will materially impact our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at February 26, 2005, our assets and liabilities would increase or decrease by $3,771,000 and $534,000, respectively, and our net sales and net earnings would increase or decrease by $2,575,000 and $433,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at February 26, 2005, our pre-tax earnings would be favorably or unfavorably impacted by approximately $620,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of February 26, 2005, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $15,160,000. The bonds bear interest at a floating rate established between seven and 35 days. For the nine months ended February 26, 2005, the after-tax interest rate on the bonds approximated 1.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $152,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $624,000 at February 26, 2005, a change in interest rates would not materially impact results of operations or financial position. At February 26, 2005, we did not maintain any variable interest rate financing.

As of February 26, 2005, we have available $1,614,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the quarter ended February 26, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as
	amended	(a)

3.2	Amended and Restated Bylaws of the Registrant	(b)

10.1	Asset Purchase Agreement dated January 16, 2005 by and among
	E-Z-EM, Inc. and O’Dell Engineering Ltd. and Philip O’Dell	41

10.2	Form of Non-statutory Stock Option Agreement for 2004 Stock and
	Incentive Award Plan (Employee)	84

10.3	Form of Non-statutory Stock Option Agreement for 2004 Stock and
	Incentive Award Plan (Member of the Board of Directors)	89

10.4	Form of Incentive Stock Option Agreement for 2004 Stock and
	Incentive Award Plan (Employee)	93

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Anthony A. Lombardo)	98

No.	Description	Page

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Dennis J. Curtin)	99

32.1	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Anthony A. Lombardo)	100

32.2	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Dennis J. Curtin)	101

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005 under Commission File No. 1-11479.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc. ——————————————————— (Registrant)

Date April 12, 2005 ——————	/s/ Anthony A. Lombardo ——————————————————— Anthony A. Lombardo, President, Chief Executive Officer, Director

Date April 12, 2005 ——————	/s/ Dennis J. Curtin ——————————————————— Dennis J. Curtin, Senior Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)