Form 10-K
period 2005-05-28
EZ EM INC
filed 2005-08-11
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 28, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant’s telephone number, including area code (516) 333-8230

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.10

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on November 26, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $115,470,000. Such aggregate market value is computed by reference to the closing sale price of the registrant’s common stock as reported on the American Stock Exchange on such date.

As of August 1, 2005, there were 10,842,622 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be held October 19, 2005 are incorporated by reference in Part III of this Form 10-K Report.

E-Z-EM, Inc. and Subsidiaries

Part I

Item 1.	Business

(a)	General Development of Business

Overview

•

E-Z-EM is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. We develop, manufacture and market medical diagnostic products used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. We are also a third-party contract manufacturer, which enables us to leverage our quality control, process, automation and manufacturing capabilities.

•

Prior to our spin-off of AngioDynamics to our shareholders on October 30, 2004, we were also a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designed, developed, manufactured and marketed a broad line of therapeutic and diagnostic devices that enabled interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

We have been in business for more than 43 years. Our global headquarters are located at 1111 Marcus Avenue, Suite LL-26, Lake Success, N.Y. 11042.

Our company web site is www.ezem.com1. We make available free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

History

We were founded in 1961 by Howard Stern and Phillip Meyers, M.D. to develop and market a unit dose product for delivering barium sulfate contrast media to patients for the X-ray visualization of the GI tract and the detection of colorectal cancer and other GI-related diseases. The Stern-Meyers product was considered to be a major innovation that virtually eliminated cross contamination in lower GI examinations. The product also established E-Z-EM’s brand among radiologists around the world.

In 1983, we reorganized in Delaware and completed an initial public offering. In 1985, we acquired Therapex, a Canadian manufacturer of barium sulfate, creating enhanced manufacturing capacity and providing a platform for our contract manufacturing operations. In 1988, we founded AngioDynamics to provide medical devices for new procedures being developed by interventional radiologists. AngioDynamics was spun-off in a tax-free distribution to our shareholders on October 30, 2004.

1 This website address is not intended to function as a hyperlink and information on our website is not part of this annual report on Form 10-K.

Recent Developments

On October 30, 2004, we completed our spin-off of AngioDynamics by means of a tax-free distribution of our remaining 80.4% ownership of AngioDynamics. AngioDynamics had previously completed an initial public offering in June 2004. In February 2004, we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of our remaining ownership in AngioDynamics. We made a pro rata distribution of our 9,200,000 shares of AngioDynamics on October 30, 2004 to our shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, our shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in our financial statements.

For fiscal 2005, our net sales increased 12%, or $12,466,000, to $113,075,000 due to: i) sales growth, of which we estimate from $5,600,000 to $6,300,000 was attributable to the liquid barium product recall by Mallinckrodt, our principal competitor; ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,818,000; and iii) price increases, which accounted for less than 1% of net sales for 2005. Price increases have had minimal effect on sales since a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of computed tomography (CT) imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $11,268,000.

On April 7, 2005, we acquired from our strategic partner, O’Dell Engineering, all its assets related to Reactive Skin Decontamination Lotion (“RSDL”). RSDL is a liquid skin decontaminant that breaks down chemical agents such as Sarin or VX in seconds, leaving a non-toxic liquid that can be washed away with water. RSDL is packaged in a tear-open pouch that first-responders and soldiers can use to aid victims of a chemical attack or for personal protection. RSDL was originally developed by the Canadian Defense Research Establishment. The U.S. Department of Defense (“DoD”) is currently conducting final configuration and compatibility testing on the product, a required process for the replacement of product currently used in this role. RSDL is currently used by several NATO countries as their exclusive product for personal chemical agent decontamination. Under the rights we acquired through this agreement, RSDL can be marketed to military and first-responder organizations worldwide. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our wholly owned Canadian subsidiary.

Unless the context requires otherwise, all references herein to a particular year are references to our fiscal year, which concludes on the Saturday nearest to May 31st.

(b)	Financial Information About Industry Segments

Not Applicable.

(c)	Narrative Description of Business

General

We are a leading provider of medical products that can be categorized into the following product groupings:

•	CT Imaging

•	X-Ray Fluoroscopy

•	Contract Manufacturing

•	Accessory Medical Devices

•	Gastroenterology

•	Virtual Colonoscopy

•	Defense Decontaminants

Virtually all of our products are cleared for sale in the U.S. Certain products are cleared for sale in the European Community, Japan and other countries.

The following table sets forth revenues from external customers for the last three fiscal years:

	2005		2004		2003

	$	%	$	%	$	%

			(dollars in thousands)

CT Imaging	$45,666	40.4	$34,398	34.2	$29,932	31.3
X-Ray Fluoroscopy	40,649	36.0	40,810	40.6	40,639	42.5
Contract Manufacturing	9,183	8.1	8,054	8.0	8,571	9.0
Accessory Medical Devices	5,328	4.7	5,351	5.3	5,392	5.6
Gastroenterology	4,627	4.1	4,246	4.2	3,877	4.0
Virtual Colonoscopy	3,654	3.2	3,698	3.7	2,610	2.7
Defense Decontaminants	956.8		1,164	1.1	1,410	1.5
Other	3,012	2.7	2,888	2.9	3,252	3.4

	$113,075	100.0	$100,609	100.0	$95,683	100.0

GI Disease and Colorectal Cancer

The GI system is one of the most complex systems in the human body. It processes food, extracts nutrients and passes wastes and involves all major body parts and organs used in chewing, swallowing, digestion, absorption and defecation. Digestive glands also provide moisture, lubrication, emulsification and enzymes for digestion of proteins, carbohydrates and fats.

Diseases of the GI tract are considered to be the second most prevalent after cardiac diseases. According to the National Institute of Diabetes and Digestive and Kidney Diseases, 60 to 70 million people each year are affected by digestive disease, leading to more than 190,000 deaths, 10 million hospitalizations (equal to 13 percent of all hospitalizations), 6 million diagnostic and therapeutic procedures (equal to 14 percent of all procedures), 50 million physician office visits, 1.4 million people with disabilities, and costs of $107 billion, including $87 billion in direct medical costs and $20 billion in indirect costs (e.g., disability and mortality). Colorectal cancer is the second most common cancer in the U.S., striking 140,000 people annually and causing 56,000 deaths, according to the American Society of Colon and Rectal Surgeons.

We believe there are four major healthcare trends that will continue to cause a significant shift in spending from direct care to screening and early detection and preventative treatment of GI disease:

•

Early Detection - Research has shown that colorectal cancer and other GI diseases have higher cure rates if caught early. As a result, the American Cancer Society recommends that Americans age 50 or older should be screened on a regular basis and, in 1998, Medicare began reimbursing for colorectal cancer screening utilizing GI contrast X-ray examinations, as well as other GI-related procedures.

•

Aging of the Population - The number of Americans affected by GI diseases is expected to increase substantially as the population grows older. While colorectal cancer may occur at any age, more than 90% of the patients are over age 40, at which point the risk doubles every ten years, according to the American Society of Colon and Rectal Surgeons. The American Cancer Society estimates that less than 50% of the people age 50 or over in the United States have had a recent test.

•

Technological Innovation - Growth of multi-slice CT, magnetic resonance (MR) scanners, three-dimensional and harmonic ultrasound, and innovations in digital imaging software are increasing the ability of radiologists and gastroenterologists to detect GI problems earlier.

•

Increasing Healthcare Costs - The need to reduce escalating healthcare costs for direct care is leading to increased use of lower cost diagnostic procedures and minimally invasive preventative treatment.

CT Imaging

CT Imaging is an increasingly important technology for the diagnostic imaging of the GI tract. Frost & Sullivan, a leading market research firm, has estimated that CT procedures will grow at an 11.25% compound annual growth rate from 2003 through 2010, and we are focused on finding solutions to capitalize on this trend. During this past year, sales of CT products surpassed those of our X-ray fluoroscopy products for the first time in our history and they now represent our largest product group.

CT scanners take a rapid stream of X-ray photographs from different angles. Through computerization, this block of data is used to create two- and three-dimensional images of bone and hard tissue, and soft tissue when contrast media is introduced inside the body. CT examination is significantly more expensive than X-ray fluoroscopy but, as the cost of CT technology declines and utilization increases, per procedure costs are expected to decline. Radiologists typically employ barium sulfate contrast media for thoracic, abdominal and pelvic studies to mark the GI tract, while water-soluble contrast media are typically used for vascular studies.

We believe we have the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. We market 11 formulations under our Esopho-CAT®, E-Z-CAT® and Readi-CAT® Smoothie lines. Early in fiscal 2005, we introduced VoLumen™, the next generation, low-density barium sulfate suspension for use as an oral contrast in Multidetector CT (“MDCT”) and Positron Emission Tomography (PET)/CT studies. VoLumen is designed to overcome the limitations of water and higher-density positive oral contrasts currently used in these studies, and allows for the simultaneous MDCT investigation of all organs, vasculature, and surrounding structures of the abdominal/pelvic region.The entire CT contrast line consists of formulations that are packaged as a liquid or powder for oral use and in various sizes from unit dose to multi-dose for administration convenience and economy. Each formulation and size is designed to meet the radiologist’s need for consistent performance in lumen marking and transit through the GI tract, while maintaining optimal patient comfort and management.

We also address the CT market with our Empower line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. Our injectors, EmpowerCT® and EmpowerCTA® with EDATM technology, aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. Empower injectors are comprised of an electromechanical injector, and a consumable syringe and EDA detector patch.

Based upon sales, we believe that we are the leading manufacturer of CT barium contrast media and the second largest manufacturer of CT injectors in the U.S. We were recently rated Number 1 in user satisfaction among vendors of CT power injectors by MD Buyline.

X-Ray Fluoroscopy

GI X-ray contrast media has been our principal business for more than 43 years. A standard X-ray takes a photograph of bones (hard tissue). When contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract and is still one of the most common methods used by radiologists for diagnostic imaging of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; and it is biologically inert, insoluble in water and chemically stable. Compared to endoscopic procedures, X-ray fluoroscopy with barium sulfate contrast can be safer, less expensive and provide increased visualization, depending upon the condition being diagnosed.

We believe we offer the most comprehensive line of barium sulfate formulations. We market approximately 30 fluoroscopy formulations. Formulations focus on five key areas - pharynx, esophagus, stomach and small intestine and large intestine (colon) - and are packaged in different sizes in oral, enema, liquid and powder forms. Each formulation is designed to meet the radiologist’s need to optimize visualization of the condition under diagnosis while providing patient comfort and management. Based on sales figures, we believe that we are the leading manufacturer of these contrast media.

We have an ongoing program to develop new formulations, to extend the GI diagnostic power of X-ray fluoroscopy and to enhance the effectiveness of our existing formulations. In recent years, we introduced Varibar®, the first family of barium sulfate contrast for the X-ray diagnosis of dysphagia, or swallowing disorders. Varibar provides a range of viscosity barium suspensions from juice to honey to pudding to evaluate a patient’s ability to swallow liquid and solid materials of differing viscosities and volumes, resulting in consistent, repeatable radiographic results. We estimate 10 million Americans have some degree of swallowing disorder.

We also sell accessory medical devices for use in X-ray procedures, such as empty enema administration kits and components.

Contract Manufacturing

Contract manufacturing focuses on three product areas:

•	Diagnostic Contrast Media - We manufacture an oral iodinated contrast medium for a third party.

•	Pharmaceuticals - This includes products for dermatology, sunscreen lotions and creams, and cough and cold medicines.

•	Cosmetics - This includes anti-aging and moisturizer skin care products, as well as topical liquids.

Accessory Medical Devices

We develop, manufacture and market consumable and non-consumable radiological medical devices, such as entry biopsy needles and trays, mammography wipes and related accessories.

Gastroenterology

We are leveraging our core competency in GI imaging to expand on our presence in the gastroenterology market. Our product offerings to this market include the Suction Polyp TrapTM, E-Z-GuardTM mouthpieces, Visipace electrogastrogram analyzer, as well as other medical devices. We also market several virtual colonoscopy products, including the LoSo PrepTM bowel cleanser and NutraPrepTM pre-procedure meal plan product lines, to gastroenterologists for use in optical colonoscopy procedures, and distribute a hydrogen breath analyzer under the E-Z-EM trade name H2 ScoreTM Breath Meter. H2 Score is a convenient hand-held screening tool for lactose malabsorption. We believe we are well positioned to continue building our presence in this market.

Virtual Colonoscopy

Virtual colonoscopy, or CT colonography, employs a CT scanner and three-dimensional imaging software to look inside the body without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium sulfate (barium enema). We support the virtual colonoscopy marketplace with a comprehensive suite of trademarked products:

•	PROTOCO2LTM is an automated insufflation system that delivers carbon dioxide into the colon to achieve optimal distention for better visualization and greater patient comfort.

•

Tagitol VTM is a next generation radiopaque marker that blends into stool as it forms. Tagitol V provides immediate, visible identification of retained feces via comparative density analysis, enhancing the accurate detection of pathology and helping to reduce the potential for false positive/negative results.

•

NutraPrepTM is a pre-packaged, low-residue patient food system that provides a nutritionally sound diet for the day prior to an exam while minimizing the amount of retained fecal material. NutraPrep is covered by U.S. Patent No. 6,866,873 that was issued on March 15, 2005.

•

LoSo PrepTM is a relatively mild, low sodium, patient colon cleanser. LoSo Prep and other E-Z-EM laxative products are marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema), virtual or optical colonoscopy or surgery.

•

InnerviewGITM is an application software that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI was jointly developed with Vital Images, Inc., which develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis and surgical and therapy planning. Vital Images markets InnerviewGI and pays a royalty to us based on sales. We share the cost of InnerviewGI product development with Vital Images.

We are marketing our virtual colonoscopy products as a more patient-friendly procedure to encourage screening. We believe that patients, when given the choice, prefer virtual colonoscopy because it is less invasive than optical colonoscopy, does not require sedation as with optical colonoscopy (which generally requires missing a day of work) and is more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual colonoscopy is gaining academic and clinical acceptance.

Defense Decontaminants

Our principal product offering is Reactive Skin Decontamination Lotion (“RSDL”), a liquid decontaminant that reacts very rapidly with chemical warfare (“CW”) agents, including VX nerve agent. RSDL neutralizes these agents within a matter of seconds or minutes, leaving a non-toxic, water-soluble residue. RSDL’s efficacy in neutralizing toxic industrial chemicals is also being evaluated under a U.S. Government Cooperative Research and Development Agreement (CRADA). RSDL can potentially be used to decontaminate intact skin surfaces and is being tested for safety in open wounds. RSDL is currently used by all service branches of the Canadian Forces, as well as the armed forces of Australia, Belgium, Ireland, Holland, Sweden and Slovenia. The U.S. Army is currently conducting final testing of RSDL. The U.S. Food and Drug Administration (“FDA”) issued a 510(k) clearance for RSDL in March 2003. Developed by Defense Research and Development Canada (DRDC) and licensed to us by the Canadian government, on a worldwide basis, for military, first-responders, and first-receivers, RSDL is patented in the U.S., Canada and more than a dozen European countries. We also serve as a contract manufacturer of a non-RSDL decontaminant.

Other

Revenues from our “Other” product category totaled 2.7%, 2.9% and 3.4% of net sales in 2005, 2004 and 2003, respectively. This category consists primarily of freight charges billed to customers, miscellaneous products distributed through our foreign operations and royalty income.

Research and Development and Engineering

We believe that the success of our business is due to our ability to improve our existing products and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures. To support these activities, we operate a Research and Development (“R&D”) department with a staff of seven and a product Engineering department with a staff of 11. To take advantage of synergies and efficiencies, and in anticipation of the relocation of our powder manufacturing from our facility in Westbury, N.Y. to our facility in Montreal, Canada, the Westbury R&D laboratory was closed and all formulation R&D activities now occur at our Montreal facility. This reorganization was completed in 2005.

•

The Montreal R&D laboratory specializes in liquid and powder barium sulfate contrast formulations. Capabilities include the ability to evaluate barium sulfate particle size and concentration for optimal imaging characteristics, suspension stabilization, coating or non-coating properties depending on the application, flavoring modification, and expertise in analytic, organic and physical chemistry, including colloidal suspensions.

•

The Engineering department (in Westbury, N.Y.) specializes in FDA Class 2 Medical Device development, manufacturing and regulation for hardware and disposables. Capabilities include mechanical, electrical and software design.

We have a product steering committee to review and evaluate all new product ideas. Furthermore, we have a product development project management process that incorporates all disciplines, including sales and marketing, to ensure that we accurately address our markets’ needs. This team approach is responsible for developing new projects under all applicable design control validation procedures throughout the various stages of product development. These procedures include bench testing, animal testing, biocompatibility testing, human-use testing conducted by independent physicians, and post-initial test-market surveillance of product performance. The feedback we receive throughout the process, especially from physicians, is used to confirm product functionality, safety and effectiveness before commencing full-scale marketing.

We conduct clinical research studies to support our product development activities and also to evaluate post-market performance, particularly in comparison to competitive products in the market. We manage and monitor the clinical studies performed by investigators and institutions to study the clinical outcome of our products. In addition to offering administrative support and funding, our clinical applications team assists investigators in writing protocols and collecting and analyzing data when necessary.

We are jointly developing with Berlex Laboratories, a U.S. affiliate of Schering AG, the ULTRAVIST® Glass Pre-filled Cartridge (PFC), a pre-filled contrast syringe loaded with ULTRAVIST (iopromide) injection.  We will adapt our EmpowerCT® injector system to permit the use of the ULTRAVIST Glass PFC. The program is expected to be completed in fiscal 2006.

Our research and development (R&D) expenditures totaled $5,494,000, $4,467,000, and $4,267,000 in 2005, 2004 and 2003, respectively. R&D expenditures are expected to continue at or exceed current levels.

Sales and Marketing

We also believe that the success of our business is due to the effectiveness of our sales, marketing and distribution infrastructure.

In North America, our products are sold through a 38-person sales force (including three regional managers), some of whom began their careers as X-ray or CT technologists or had other specialized training before joining our company. The sales force calls on the 1,500 major hospitals in North America where approximately 25,000 radiologists and an increasing number of gastroenterologists are located.

We promote our products through exhibits at major medical conventions worldwide. We also advertise in select medical journals and trade publications, conduct direct mail campaigns and sponsor web sites, and sponsor continuing medical education seminars in virtual colonoscopy to reach our target markets. In 2005, we supported 18 such courses, which trained over 430 physicians in virtual colonoscopy. Each course typically lasts for two days and consists of didactic lectures and hands-on training sessions focused on performing and interpreting virtual colonoscopy examinations. We offer a marketing program for virtual colonoscopy, through which customers can receive comprehensive marketing support materials for use in promoting their practices.

We sell our products in the U.S. through a network of approximately 150 distributors.

Outside North America, our products are marketed through a 17-person sales force. We market and distribute directly in the United Kingdom, Benelux and Tokyo, Japan, reaching major hospitals in these markets. Independent distributors, such as GE Medical in Central and Eastern Europe, Bracco in Italy, and Astra in Scandinavia, are used in other markets. Significant sales are made in the United Kingdom, Holland, Japan, Italy, Belgium, Germany,

Sweden, South Africa, Australia and Austria. Foreign distributors are generally granted exclusive distribution rights, where permissible by applicable law, and some hold governmental product registrations in their names. New registrations are filed in our name when permissible under applicable law.

Competition

We believe that our CT and X-ray fluoroscopy contrast products are the most widely used diagnostic imaging products of their kind in the U.S., Canada and certain European countries. We face competition in the domestic contrast systems market primarily from Mallinckrodt, a division of Tyco International Ltd., GE Healthcare, a segment of General Electric Co., and Bracco. Significant competition exists outside of the U.S. We compete primarily on the basis of product quality, customer service, and the availability of a full line of barium sulfate formulations tailored to user needs, while maintaining competitive pricing.

The CT and X-ray fluoroscopy procedures for which we provide products complement, as well as compete with, procedures such as colonoscopy and endoscopy. Such procedures involve direct visual inspection of the GI tract by a gastroenterologist using a flexible fiber optic instrument inserted into the patient. The use of gastroenterology procedures has been growing in both upper and lower GI examinations, as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs that successfully treat ulcers and other GI disorders has tended to reduce the need for upper GI tract X-ray examinations.

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

Significant Customer

Sales to SourceOne Healthcare Technologies, Inc., a distributor of our products, accounted for 30% of our net sales for 2005.

Backlog

At July 31, 2005, we had a backlog of unfilled customer orders of $7,056,000, compared to a backlog of $5,089,000 at July 31, 2004. The backlog figures represent sales less estimated rebates. We expect all backlog at July 31, 2005 will be filled during fiscal 2006. The changes in backlog are not necessarily indicative of comparable variations in sales or earnings.

Raw Materials and Supplies

Most barium sulfate used in our X-ray fluoroscopy and CT imaging products is supplied by several European and U.S. manufacturers. A minor portion of our barium sulfate requirements is supplied by E-Z-EM Canada Inc., our wholly owned subsidiary, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates. We believe that these sources should be adequate for our foreseeable needs.

We have generally been able to obtain adequate supplies of all raw materials and components for our business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect operations.

We recently received notice of price increases from several of our single-source processed barium suppliers. While this had no effect on the current year operating results, we estimate it will increase our material cost by approximately $0.8 million in 2006. We currently are evaluating various alternatives to mitigate this cost increase.

Patents and Trademarks

We believe that our success is dependent, in part, on patent protection and the proprietary nature of our technology. We file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable. Generally, for products that we believe are appropriate for patent protection, we attempt to obtain patents in the U.S., European Union and other appropriate jurisdictions.

Notwithstanding the foregoing, the patent positions of pharmaceutical and medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending or future patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will be circumvented by a more basic patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

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

Third parties may claim that our products infringe on their patents and other intellectual property rights. The pharmaceutical and medical device industries are highly competitive and companies in these areas may have large patent portfolios. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to stop selling our products and/or make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements also require our employees and, generally, our consultants to assign to us all rights to any inventions made or conceived during their employment with or engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions.

We believe that a good trademark can help establish brand recognition and awareness for our company and our products. We file and prosecute trademark applications in jurisdictions where we believe that registered trademark protection is effective and advisable. We have registered numerous trademarks in the U.S. and certain foreign jurisdictions. Because the registration of trademarks in the U.S. and foreign countries can be expensive, we also rely on common law protection for certain trademarks.

The laws of foreign countries generally do not protect our proprietary rights to the same extent, as do the laws of the U.S. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

Government Regulation

The products we manufacture and market are subject to regulation by the U.S. Food and Drug Administration, or FDA, and, in some instances, state authorities and foreign governments.

U.S. Regulation

In the U.S., before a pharmaceutical or medical device product can be introduced into the market, a manufacturer must, depending on the product, either register the product with the FDA or obtain clearance or approval from the FDA.

We manufacture and market both pharmaceutical products and medical devices. Our pharmaceutical products, such as contrast agents used in X-ray fluoroscopy and CT imaging procedures, are registered with the FDA. Our medical devices have been cleared and approved by the FDA.

The FDA clearance and approval processes for pharmaceuticals and medical devices are expensive, uncertain and lengthy, and a number of products for which approval or clearance has been sought by other companies have never been approved for marketing. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any future products on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

If and when FDA marketing clearance or approvals are granted for a drug or device, the products and their manufacture are subject to pervasive and continuing regulation by the FDA, including Current Good Manufacturing Practices (CGMP), record keeping requirements and the MedWatch and Medical

Device Reporting regulation, which requires that manufacturers report to the FDA if their drug or device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The labeling and promotion activities with respect to products are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of drugs and devices for unapproved new indications or uses.

The products we manufacture are subject to the FDA’s Quality System Regulations. Drug and device manufacturers are required to register and list their facilities with the FDA and certain state agencies. Every phase of production, including raw materials, components and subassemblies, manufacturing, testing, quality control, labeling, traceability after distribution, and follow-up and reporting of complaint information is governed by FDA regulations. The FDA periodically conducts inspections of manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action.

In 2005, we had two unrelated product recalls. The first was due to the incomplete or inadequate joint weld on a ceiling mount used with our Empower CT injector. This recall is 95% complete and pending final closure by the FDA.

The second incident involved the recall of Evacupaste. This product is manufactured for us by Mallinckrodt, a division of Tyco International Ltd, and was part of the overall recall of their liquid barium products in December 2004. The Evacupaste recall is about 70% complete with closure expected in the next several months.

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

Non-U.S. sales of pharmaceuticals and medical devices manufactured in the U.S. that are not approved or cleared by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures.

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

We received International Standards Organization (ISO) 9001 and 13485 certification in January 2005 of our facility in Montreal, Canada. Our facility in Westbury, NY is also certified as compliant with these standards.

Environmental and other Regulations

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

We operate several facilities within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site due to ground water investigations conducted on Long Island during the 1980’s. Due to the broad area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability we may have. Further, it has not been alleged that we contributed to the contamination, and it is our belief that we have not done so.

Employees

As of May 28, 2005, we employed 553 persons, 153 of whom were covered by various collective bargaining agreements. Collective bargaining agreements covering 26 and 125 employees expire in December 2005 and December 2010, respectively. A third collective bargaining agreement, covering 2 employees, automatically renews every May. We consider employee relations to be satisfactory.

(d)	Financial Information Regarding Foreign and Domestic Operations and Export Sales

We derived about 35% of our sales for 2005 from customers outside the U.S. Profit margins on export sales are somewhat lower than domestic sales margins. Our domestic operations bill third-party export sales in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales to local customers, which are made by our subsidiaries in Canada, the United Kingdom, Holland and Japan, are billed in their local currency.

As of May 28, 2005, 358 of our employees are involved in the developing, manufacturing and marketing of our products outside of the U.S. Of this amount, 268 employees are based at our Canadian subsidiary supporting most of our worldwide manufacturing requirements. Our product lines are marketed through approximately 137 foreign distributors to 87 countries outside of the U.S.

The net sales of each geographic area and the long-lived assets attributable to each geographic area are set forth in Note R to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K, which information is incorporated by reference into this Item 1 (d).

Item 2.	Properties

Our global headquarters, located in Lake Success, New York, consist of leased offices aggregating 25,608 square feet. We also occupy two facilities located in Westbury, New York, of which we own one and lease the other, containing an aggregate of 163,800 square feet used for manufacturing, warehousing and administration. We entered into an agreement to sell our Company-owned facility in Westbury, subject to certain conditions to closing. We also occupy manufacturing and warehousing facilities located in Montreal, Canada consisting of two buildings, of which we own one and lease the other, containing an aggregate of 140,544 square feet. We also own a 29,120 square-foot building in Debert, Nova Scotia and both own and lease land encompassing our barium sulfate mining operation in Nova Scotia.

Item 3.	Legal Proceedings

We were named as a co-defendant in an action entitled Jeffrey Madison d/b/a Maqguide.com vs. Avail Medical Products, Inc. et al., Case No. 05CC03584 filed in Superior Court for the State of California, Orange County, on February 28, 2005. The complaint alleges that in March 2003, we sought a contract manufacturer to manufacture and supply certain medical products and, acting through our agent, Sopheon Corporation, solicited Maqguide to assist in this process. Acting on this information, Maqguide contacted Avail Medical Products, Inc., or Avail, about this opportunity and helped negotiate a final agreement between us and Avail. The complaint alleges that Maqguide had an agreement with Avail that required Avail to pay a commission to Maqguide upon the execution of the agreement with us. The complaint alleges 18 causes of action against all of the defendants, including breach of contract, breach of the covenant of good faith, quantum meruit, fraud and deceit, promissory estoppel, conspiracy and conversion. The complaint seeks compensatory, punitive and other monetary damages in an unspecified amount in excess of $25,000. We have tendered the case to Avail’s counsel. We will defend this matter and believe that the allegations against us are without merit and intend to vigorously defend this action.

AngioDynamics and E-Z-EM were named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleged that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committed other negligent acts. The complaint sought compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’ distribution agreement with Medcomp, Medcomp was required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement, and Medcomp has accepted the defense of the action. We have been advised by counsel that the matter was settled on June 30, 2005 and that the action will be dismissed with prejudice. We believe that Medcomp has a sufficient amount of insurance coverage and funds available to fully cover the settlement of this action and, based upon our agreement with Medcomp, we do not expect that either we or AngioDynamics will be required to contribute to the settlement of this matter.

In accordance with the Master Separation and Distribution Agreement between AngioDynamics and E-Z-EM, AngioDynamics has agreed to indemnify us from any claims that arise out of the business operations of AngioDynamics prior to its spin-off (October 30, 2004) in which we are a named defendant solely because we were the sole stockholder of AngioDynamics.

We are party to other claims, legal actions and complaints that arise in the ordinary course of our business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective April 12, 2005, our common stock began trading on the Nasdaq National Market under the symbol “EZEM”. Previously, our common stock was traded on the American Stock Exchange (“AMEX”) under the symbol “EZM”. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the AMEX (through April 11, 2005) and the Nasdaq National Market (from April 12, 2005 through May 28, 2005).

	Sales Prices

	High	Low

Fifty-two weeks ended May 28, 2005

Fourth Quarter	$14.84	$11.31
Third Quarter	15.58	12.25
Second Quarter (1)	21.45	10.76
First Quarter	19.94	13.50

Fifty-two weeks ended May 29, 2004

Fourth Quarter	$20.65	$14.52
Third Quarter	21.50	11.45
Second Quarter	14.95	10.38
First Quarter	11.90	8.11

(1)	During the second quarter, we completed the spin-off of our subsidiary, AngioDynamics, Inc., to our shareholders by means of a tax-free distribution.

As of August 1, 2005 there were 385 registered holders of our common stock. This number of registered holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

During the first quarter of fiscal 2004, our Board of Directors declared a cash dividend on our common stock at the rate of $.25 per share. During the first quarter of fiscal 2005, the Board of Directors declared a cash dividend on our common stock at the rate of $.30 per share. We will continue to evaluate our dividend policy on an ongoing basis. Any future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Equity Compensation Plan Information

The following table sets forth information, as of May 28, 2005, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	959,888	$10.32	565,570 (1)

Equity compensation plans not approved by security holders	None	None	None

Total	959,888	$10.32	565,570

(1)	Consists of 460,925 shares reserved for issuance under our 2004 Stock and Incentive Award Plan and 104,645 shares reserved for issuance under our 1985 Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock during the quarter ended May 28, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

	(a)	(b)	(c)	(d)

2/27/05 – 4/2/05	—	—	—	—

4/3/05 – 4/30/05	2,917 (1)	$12.94	—	—

5/1/05 – 5/28/05	—	—	—	—

Total	2,917	$12.94	—	—

(1)	Our repurchase of these shares was in settlement of tax withholding obligations of an employee from the exercise of stock options.

In March 2003, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the fiscal year ended May 28, 2005, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003, and the consolidated balance sheet data as of May 28, 2005 and May 29, 2004, are derived from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended June 1, 2002 and June 2, 2001, and the consolidated balance sheet data as of May 31, 2003, June 1, 2002 and June 2, 2001, are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Financial Statements” for a description of the method that we used to compute our historical basic and diluted earnings per common share.

	Fifty-two weeks ended

	May 28, 2005	May 29, 2004*	May 31, 2003*	June 1, 2002*	June 2, 2001*

	(in thousands, except per share data)

Income statement data:
Net sales	$113,075	$100,609	$95,683	$92,288	$90,610
Gross profit	48,036	40,057	37,887	35,786	34,770
Operating profit (loss)	3,453	2,099	544	(425)	3,865
Earnings from continuing operations before income taxes	6,559	5,542	1,936	919	4,858
Earnings (loss) from continuing operations	5,708	3,598	1,508	(366)	2,993
Net earnings	6,936	6,726	2,741	585	3,286
Earnings (loss) from continuing operations per common share
Basic	.53	.35	.15	(.04)	.30
Diluted	.52	.34	.14	(.04)	.30
Earnings per common share
Basic	.64	.65	.27	.06	.33
Diluted	.63	.63	.26	.06	.32
Cash dividends declared per common share	.30	.25	.00	.00	.00
Weighted average common shares
Basic	10,762	10,344	10,048	9,848	9,881
Diluted	10,951	10,625	10,419	10,160	10,145

	May 28, 2005	May 29, 2004*	May 31, 2003*	June 1, 2002*	June 2, 2001*

	(in thousands)

Balance sheet data:
Working capital	$59,612	$88,636	$60,123	$56,746	$56,184
Cash, certificates of deposit and short-term debt and equity securities	28,602	24,464	16,296	21,221	16,192
Total assets	105,648	142,536	110,624	102,281	97,455
Long-term debt, less current maturities	85	178	215	327	408
Stockholders’ equity	85,720	111,775	88,602	83,522	81,004

*	Reclassified to reflect the discontinued operation described in Note B to the Consolidated Financial Statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, contain forward-looking information about our company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. These risks and other factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” and elsewhere in this Annual Report on Form 10-K. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

We are a leading provider of medical diagnostic oral contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists and gastroenterologists. We are focused on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT based applications for imaging the abdominal tract. Frost & Sullivan, a leading market research firm, has estimated that CT procedures in the U.S. will grow at 11.25% compound annual growth rate over the period 2003 through 2010. For the first time in 2005, sales from our CT imaging business surpassed our legacy X-ray fluoroscopy business, $45,666,000 to $40,649,000. We expect this trend to continue.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents (e.g., VoLumen) that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market several lines of CT power injectors, which are used to deliver CT contrast agents. We were recently rated Number 1 in user satisfaction among vendors of CT power injectors by MD Buyline.

In addition to our products for the radiology market, we have continued to focus our efforts in the area of healthcare decontamination. Reactive Skin Decontamination Lotion (RSDL) is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. On April 7, 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology, principally consisting of the marketing rights to this product. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. We have begun staffing key positions within our RSDL product team.

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

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, our former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

AngioDynamics Spin-off

On October 30, 2004, we completed our spin-off of AngioDynamics by means of a tax-free distribution of our remaining 80.4% ownership of AngioDynamics. In February 2004, we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of our remaining ownership in AngioDynamics. We made a pro rata distribution of our 9,200,000 shares of AngioDynamics on October 30, 2004 to our shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, our shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Our fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003 represent fifty-two weeks.

Recent Developments

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, we estimate that our 2005 net sales were favorably affected by $5.6 million to $6.3 million due to our ability to provide replacement products. In the fourth quarter of 2005, Mallinckrodt returned to market with one of their products, but we believe that the majority of their products will remain offline for the next several weeks and possibly longer. We are unable to predict what portion of the business, if any, we will be able to retain.

We recently received notice of price increases from several of our single-source processed barium suppliers. While this had no affect on the current year operating results, we estimate it will increase our materials cost by approximately $0.8 million in 2006. We currently are evaluating various alternatives to mitigate this cost increase.

As of the end of fiscal 2005, we became subject to the accelerated filing requirements and the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002. As an accelerated filer, our quarterly and annual SEC reports are subject to more stringent filing deadlines. Additionally, under Section 404 of the Act, we are required to design and implement a system of internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. During fiscal 2005, we dedicated significant amounts of time and resources to these compliance efforts. We incurred outside consulting and auditing costs of $550,000 in fiscal 2005, and we expect that our costs for continuing Sarbanes-Oxley compliance will be significant.

Consolidated Results of Operations

We reported net earnings of $6,936,000, or $.64 and $.63 per common share on a basic and diluted basis, respectively, for 2005, as compared to net earnings of $6,726,000, or $.65 and $.63 per common share on a basic and diluted basis, respectively, for 2004, and net earnings of $2,741,000, or $.27 and $.26 per common share on a basic and diluted basis, respectively, for 2003.

The following table sets forth earnings from continuing operations and earnings from discontinued operation for the last three fiscal years:

	2005	2004	2003

	(in thousands)

Earnings from continuing operations	$5,708	$3,598	$1,508
Earnings from discontinued operation	1,228	3,128	1,233

Net earnings	$6,936	$6,726	$2,741

Our operating results for 2005, 2004 and 2003 are expressed as a percentage of net sales in the following table:

	Fifty-two weeks ended

	May 28, 2005	May 29, 2004	May 31, 2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.5	60.2	60.4

Gross profit	42.5	39.8	39.6

Operating expenses
Selling and administrative	32.0	31.5	34.4
Plant closings and operational restructuring costs	2.6	1.8
Asset impairment			0.1
Research and development	4.8	4.4	4.5

Total operating expenses	39.4	37.7	39.0

Operating profit	3.1	2.1	0.6

Other income (expense)
Interest income	0.3	0.8	1.1
Interest expense	(0.3)	(0.3)	(0.3)
Other, net	2.7	2.9	0.6

Earnings from continuing operations before income taxes	5.8	5.5	2.0

Income tax provision	0.8	1.9	0.4

Earnings from continuing operations	5.0	3.6	1.6

Earnings from discontinued operation, net of income tax provision	1.1	3.1	1.3

NET EARNINGS	6.1%	6.7%	2.9%

Continuing Operations

Operating results for 2005 improved by $1,354,000 due to increased sales and improved gross profit, partially offset by increased operating expenses, including increased plant closing and operational restructuring costs of $1,146,000.

Operating results for 2004 improved by $1,555,000 due to increased sales and improved gross profit, partially offset by increased operating expenses, including increased costs of $1,062,000 to restructure and reposition our company.

The 2005, 2004 and 2003 results included charges for restructuring our manufacturing operations and repositioning our company. The 2005 results included $2,917,000, or $.18 per basic share, in plant closing and operational restructuring costs related to moving our powder-based barium production to our manufacturing facility in Montreal, Canada. The project has been substantially completed and all barium manufacturing activities are now centralized in our

ISO certified Montreal facility. The 2004 results included $1,771,000 pre-tax, or $.15 per basic share, in plant closing and operational restructuring costs related to the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, both of which were completed in the fourth quarter of 2004. The 2003 results included $709,000, or $.07 per basic share, in costs associated with our common stock recapitalization, which combined two classes of common stock into one class and which was completed in the second quarter of 2003.

Both 2005 and 2004 were favorably affected by gains on the sales of non-core equity securities. For 2005, such gains totaled $3,270,000, or $.30 per basic share and, for 2004, such gains totaled $2,622,000, or $.25 per basic share.

Net sales increased 12%, or $12,466,000, to $113,075,000 for 2005, and 5%, or $4,926,000, to $100,609,000 for 2004. The increase for 2005 was due to: i) sales growth, of which we estimate from $5,600,000 to $6,300,000 was attributable to the liquid barium product recall by Mallinckrodt, our principal competitor; ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,818,000; and iii) price increases, which accounted for less than 1% of net sales for 2005. Price increases have had minimal effect on sales since a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $11,268,000. Net sales for 2004 were favorably affected by a decline in distributor rebates resulting from a shift in sales from products under contract with significant discounts to products not currently under contract or to products under contract with lower discounts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT smoothie lines, and CT injector systems totaling $4,466,000 and increased sales of virtual colonoscopy products of $1,088,000. Price increases, excluding the decline in rebates, had minimal effect on net sales in 2004.

Net sales in international markets, including direct exports from the U.S., increased 11%, or $3,728,000, to $39,049,000 for 2005, and 1%, or $490,000, to $35,321,000 for 2004. For 2005, the increase resulted from foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,818,000, and sales volume increases of $1,778,000. For 2004, increased sales of CT imaging contrast and injector systems of $914,000 and X-ray fluoroscopy products of $308,000 were partially offset by decreased sales of contract manufacturing products of $795,000.

Gross profit expressed as a percentage of net sales was 42% for 2005, as compared to 40% for both 2004 and 2003. The percentage improvement in 2005 was due primarily to: (i) cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York; (ii) favorable changes in sales product mix; and (iii) sales price increases, including the effects of lower distributor rebates as a percentage of sales. For 2004 as compared to 2003, increased raw material costs and unfavorable changes in sales product mix offset manufacturing overhead cost reductions and the decline in rebates.

Selling and administrative (“S&A”) expenses were $36,172,000 for 2005, $31,720,000 for 2004 and $32,960,000 for 2003. The increase for 2005 compared to 2004 of $4,452,000, or 14%, was due, in large part, to: (i) increased compensation costs of $1,186,000; (ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $656,000; (iii) outside consulting and auditing costs of $550,000 for Sarbanes-Oxley Act Section 404 compliance efforts; and (iv) the recording of a non-cash compensation charge of $427,000, resulting from the modification of certain stock options previously granted to one of our former directors. The decrease for 2004 compared to 2003 of $1,240,000, or 4%, resulted from planned reductions in selling and marketing promotional activities, costs associated with our common stock recapitalization of $709,000 in 2003, and decreased severance costs of $539,000, partially offset by 365,000 in costs associated with the spin-off of our AngioDynamics subsidiary.

R&D expenditures for 2005 totaled $5,494,000, or 5% of net sales, as compared to $4,467,000, or 4% of net sales, for 2004, and $4,267,000, or 4% of net sales, for 2003. The increase for 2005 compared to 2004 of $1,027,000 was due primarily to increased spending of $397,000 relating to gastroenterology projects, $329,000 relating to X-ray fluoroscopy and CT imaging projects, $166,000 relating to general regulatory costs and $81,000 relating to virtual colonoscopy projects. The increase for 2004 compared to 2003 of $200,000 was mainly due to increased general regulatory costs of $407,000 and gastroenterology projects of $263,000, partially offset by decreased spending relating to X-ray fluoroscopy and CT imaging projects of $250,000 and virtual colonoscopy projects of $179,000. Of the R&D expenditures for 2005, approximately 47% related to X-ray fluoroscopy and CT imaging projects, 29% to general regulatory costs, 13% to gastroenterology projects, 9% to virtual colonoscopy projects and 2% to other projects. R&D expenditures are expected to continue at or exceed current levels. In addition to its in-house technical staff, we are presently sponsoring various independent R&D projects and are committed to continued expansion of our product lines through R&D.

Other income, net of other expenses, totaled $3,106,000 for 2005, compared to $3,443,000 for 2004 and $1,392,000 for 2003. The decrease for 2005 compared to 2004 was due primarily to the impairment of a non-core equity security of $500,000 and reduced interest income of $423,000, partially offset by increased gains of $648,000 on the sales of non-core equity securities. The increase for 2004 compared to 2003 was due primarily to gains on the sales of non-core equity securities of $2,622,000, slightly offset by declines in interest income of $312,000 and foreign currency exchange gains of $253,000. Interest income for 2004 and 2003 included $596,000 and $892,000, respectively, in imputed interest on loans to AngioDynamics. Certain of these loans were capitalized in connection with the initial public offering of AngioDynamics and the balance was repaid early in 2005.

Note I to the Consolidated Financial Statements included in this report details the major elements affecting income taxes for 2005, 2004 and 2003. For 2005, our effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security sold in 2005 and utilized losses of our subsidiary in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For 2004, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our subsidiary in Puerto Rico and non-deductible expenses, partially offset by non-taxable imputed interest on loans to AngioDynamics of $596,000 and the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations. For 2003, our effective tax rate of 22% differed from the Federal statutory tax rate of 34% due primarily to non-taxable imputed interest on loans to

AngioDynamics of $892,000. The effects of non-deductible expenses, resulting, in large part, from our common stock recapitalization, offset the effects of utilizing previously unrecorded net operating loss carryforwards in certain foreign jurisdictions and R&D tax credits.

Discontinued Operation

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

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Twenty-two weeks ended May 28, 2005	Fifty-two weeks ended May 29, 2004	Fifty-two weeks ended May 31, 2003

	(in thousands)
Net sales
From unaffiliated customers	$22,342	$48,162	$37,475
From affiliates	420	893	959

Total net sales	$22,762	$49,055	$38,434

Earnings before income taxes	$2,628	$4,381	$2,302
Income tax provision	1,103	1,238	1,069

Earnings before minority interest	1,525	3,143	1,233
Minority interest	297	15

Earnings from discontinued operation	$1,228	$3,128	$1,233

The results for the discontinued operation for 2005 represent only twenty-two weeks activity and, therefore, are not comparative to the results for 2004 and 2003.

Operating profit for the discontinued operation for 2004 improved by $1,884,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Net sales increased by $10,687,000, or 29%, to $48,162,000 due to new product introductions, the expansion of its domestic sales force and increased sales in its existing product lines. Sales of hemodialysis catheters for 2004 increased by $4,013,000 compared to 2003 principally due to the introduction of the DURA-FlowTM chronic hemodialysis catheter in September 2002. VenaCureTM products, devices used in the treatment of varicose veins, were introduced in June 2002 and accounted for $3,550,000 of the increase in net sales for 2004. Sales of angiographic products and accessories, image-guided vascular access products, PTA dilation catheters and thrombolytic products in the aggregate accounted for $3,315,000 of the increase in net sales for 2004. Price increases had minimal effect on net sales in 2004. Gross profit expressed as a percentage of net sales improved to 53% for 2004 from 52% for 2003, due to increased sales volume, favorable sales product mix and improved manufacturing efficiencies. Operating expenses increased $4,055,000 due to the continued expansion of the domestic sales force, increased marketing and promotional activities, investment in new product introductions, and increased administrative and R&D expenses.

Liquidity and Capital Resources

For 2005, operations, the purchase of intangible assets, capital expenditures and cash dividends were funded by working capital, cash reserves and the repayment of intercompany debt by AngioDynamics from the proceeds of its public offering. For 2004, operations, capital expenditures, cash dividends, repayments of debt and the purchase of treasury stock were funded by working capital and proceeds from the exercise of stock options. For 2003, operations, capital expenditures, equity investments at cost, the purchase of treasury stock and working capital were funded by cash reserves. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At May 28, 2005, debt (notes payable, current maturities of long-term debt and long-term debt) was $531,000, as compared to $767,000 at May 29, 2004. We have $1,595,000 available under a bank line of credit, of which no amounts were outstanding at May 28, 2005.

Our contractual obligations and their effect on liquidity and cash flows as of May 28, 2005 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of May 28, 2005

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$184	$99	$85
Notes payable	347	347
Operating leases (1)	8,605	1,707	3,313	$3,267	$318
Purchase obligations (1)	1,610	1,610
Employment contract (1)	680	680
Consulting contracts (1)	67	42	25
Other long-term liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,629	17	41	52	2,519
Accrued retirement benefits	182	44		70	68

Total	$14,304	$4,546	$3,464	$3,389	$2,905

(1)

The non-cancelable operating leases, purchase obligations, and employment and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist of finished good product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At May 28, 2005, approximately $28,602,000, or 27%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 4.81 to 1, with net working capital of $59,612,000, at May 28, 2005, compared to the current ratio of 6.07 to 1, with net working capital of $88,636,000, at May 29, 2004. The decrease in net working capital resulted from our spin-off of AngioDynamics in October 2004. We believe that our cash reserves, cash provided from continuing operations and our existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

Net capital expenditures, primarily for machinery and equipment, were $4,163,000 for 2005, compared to $2,352,000 for 2004 and $2,663,000 for 2003. Of the 2005 expenditures, approximately $775,000 related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. The aggregate level of capital expenditures for 2006 is currently expected to approximate 2005 levels.

In July 2002, we concluded a program to repurchase 500,000 shares of our Class A and Class B common stock. In aggregate, we repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000. Effective August 15, 2002, we retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During 2005, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Changes in our rebate allowance are as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Beginning balance	$1,611	$1,159
Provision for rebates	21,949	20,918
Rebate credits issued	(22,163)	(20,466)

Ending balance	$1,397	$1,611

The rebate accrual is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;
•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and
•

an estimate of distributors’ inventory-on-hand available for future sale pursuant to a group purchasing organization (“GPO”) contract. We do not have visibility as to the specific inventory levels held by our distributors. However, based on discussions with our customers, who uniformly attempt to maintain a just-in-time purchasing program, and our knowledge of their ordering patterns, we estimate a one-week wholesale inventory level. Since most of our product sales are subject to GPO contracts, most distributor inventory-on-hand will be subject to rebate. This portion of the rebate estimate is derived by first determining the total quantity of each product sold by us during the last week of the fiscal period multiplied by two factors, (a) and (b), where (a) is the percentage of each product rebated during the prior six-month period based on historical sales and (b) is the average rebate paid on that product during this period.

All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $505,000 and $356,000 at May 28, 2005 and May 29, 2004, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 31% and 33%, respectively, of our total accounts receivable balance at May 28, 2005 and May 29, 2004 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit loss risk to be significant given the distributor’s consistent payment history and credit worthiness.

Changes in our allowance for doubtful accounts are as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Beginning balance	$851	$798
Provision for doubtful accounts	111	106
Write-offs	(93)	(53)

Ending balance	$869	$851

Income Taxes

In preparing our financial statements, income tax expense is calculated for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, based primarily on our ability to generate future taxable income. Where their recovery is not likely, we establish a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. At May 28, 2005 and May 29, 2004, our valuation allowance totaled $2,924,000 and $4,333,000, respectively. The total net deferred tax asset at May 28, 2005 and May 29, 2004 was $1,641,000 and $1,504,000, respectively.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At May 28, 2005 and May 29, 2004, our reserve for excess and obsolete inventory was $1,902,000 and $1,683,000, respectively.

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

Effects of Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and we have complied with the new disclosure requirements in our consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. We do not anticipate that the issuance of a final consensus will materially impact our financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on our financial statements commencing with the fiscal quarter ending September 2, 2006.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004, will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on our income tax returns. To date, FSP 109-1 has not had a material effect on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

Risk Factors

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

Our pricing flexibility is constrained by the formation of large Group Purchasing Organizations.

Our pricing flexibility is constrained by the formation of large Group Purchasing Organizations (“GPO” or “GPOs”) - groups of hospitals and other large customers formed to combine purchasing power. Due to the multi-year term of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs’ enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with our market competitors that exclude us, and other GPOs may do so in the future. In many cases, we have continued to sell to individual members of these GPOs on a direct basis by lowering our pricing. However, if the contracts are enforced against the GPO members, it may adversely affect our sales in the future.

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

Third parties may claim that our products infringe on third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patents or other intellectual property rights, we could incur substantial litigation costs, be forced to stop selling products and/or make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim.

We currently purchase significant amounts of finished products, product components and raw materials from several single-source suppliers.

We currently purchase significant amounts of finished products, product components and raw materials from single and limited source suppliers. We depend on these suppliers to provide specialized medical devices, product components and chemicals used in our contrast media formulations. We may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative sources of supply for some of these components. Any or all of these suppliers could interrupt or discontinue the manufacture or supply of these products and components at any time or alternatively, initiate significant price increases at the expiration of the underlying supply contract. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs, increased prices for our products and lost product sales.

Our reliance on a single Canadian manufacturing facility to produce substantially all of our CT and X-ray fluoroscopy barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events, and also exposes us to the effects of changes in Canadian dollar – U.S. dollar exchange rate.

While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage. Also, if we are unable to adequately supply our core products to our customers, there is no assurance that we would regain lost market share once our products are again available for sale. We purchase, in Canadian dollars, X-ray and CT barium sulfate formulation products for sale in the U.S. and for export outside of the U.S. from our Canadian subsidiary. This activity exposes us to the effects of changes in the Canadian dollar – U.S. dollar exchange rate.

The market potential for our Reactive Skin Decontamination Lotion product is uncertain and sales in this market are complex.

The market potential for Reactive Skin Decontamination Lotion (“RSDL”) is subject to a number of uncertainties. One factor is the nature of the military and first-responder procurement process itself — an unpredictable and lengthy bureaucratic process that often requires rigorous testing and product modifications before substantial orders are placed. Working with governmental agencies often involves several layers of administration which can greatly reduce the speed of funding and increase the complexity of the procurement process itself, which can impact the timing and amount of sales. Another factor related to U.S. government sales is the uncertainty of Congress’ continued funding approval of U.S. government contracts. Congress usually appropriates funds for a given program each fiscal year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. A third factor is the uncertainty surrounding the fielding of RSDL to military and first-responder personnel. A fourth factor is the uncertainty surrounding the threat from chemical weapons as instruments of terror, making it difficult to quantify the potential of the civilian emergency service organization market. A fifth factor is the nature of supplying products through government contracts which often contain clauses permitting the government to unilaterally cancel or change individual orders, terminate the entire contract, audit our contract-related operations and control and potentially prohibit the export of the product. These and other factors may have an impact on RSDL sales in the future.

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

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least nine to 12 months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

•	timely and accurately identify new market trends;

•	accurately assess customer needs;

•	minimize the time and costs required to obtain regulatory clearance or approval;

•	adopt competitive pricing;

•	timely manufacture and deliver products;

•	accurately predict and control costs associated with the development, manufacturing and support of our products; and

•	anticipate and compete effectively with our competitors’ efforts.

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

Our growth strategy involves investing a portion of our financial, management and other resources on the further development of a proprietary product set for use in virtual colonoscopy. However, to date, the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated. We believe this is principally due to the present lack of private and public reimbursement standards for virtual colonoscopy screening. Additionally, the American Cancer Society (“ACS”) has not yet included virtual colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. Together, these and other factors contribute to the uncertainly surrounding the evolution of the virtual colonoscopy market and our position in it.

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations.

We believe that government regulation, private sector programs and reimbursement policies will continue to change the worldwide healthcare industry, potentially resulting in further business consolidations and alliances. As such, the market dynamics and competitive environment are subject to rapid change, which may affect our growth plans and operating results.

If we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products.

Our products are subject to extensive regulation in the U.S. and in foreign countries where they are sold. Unless an exemption applies, each medical device product that we wish to market in the U.S. must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process used for our current products. This process usually takes from four to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the products. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval may take numerous clinical trials and require the filing of numerous amendments over time. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the U.S. or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

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

Changes in healthcare systems in the U.S. or elsewhere could adversely affect the demand for our products, as well as the way we conduct business. Third-party payors have adopted, and are continuing to adopt, a number of healthcare policies intended to curb rising healthcare costs. These policies include:

•	controls on government-funded reimbursement for healthcare services and price controls on medical products and service providers;

•	challenges to the pricing of medical procedures or limits or prohibitions on reimbursement for specific devices and therapies through other means; and

•	the introduction of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

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

If we incur a tax liability in connection with our spin-off of AngioDynamics, we would be required to pay a potentially significant expense, which would diminish our financial resources.

On October 30, 2004, we effected a spin-off to our stockholders of all of the AngioDynamics common stock we owned. We received a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that the distribution is tax-free to us and to our shareholders for U.S. Federal income tax purposes. Although private letter rulings are generally binding on the IRS, we will not be able to rely on the ruling if any of the factual representations or assumptions we made to obtain the ruling are, or become, incorrect or untrue in any material respect. If the IRS subsequently holds our spin-off to be taxable, the above favorable tax treatment would not apply and both E-Z-EM and our stockholders could be subject to tax. These liabilities could be substantial.

Even if the distribution of AngioDynamics stock in the spin-off otherwise qualifies as tax-free, it may be disqualified as tax-free to us (but not to the holders of our common stock who receive the AngioDynamics stock) under Section 355(e) of the Internal Revenue Code if the distribution is part of a plan or series of related transactions pursuant to which 50% or more of the stock of AngioDynamics, or E-Z-EM, is acquired by one or more third parties. For this purpose, acquisitions of our stock or AngioDynamics’ stock within two years before or after the distribution are presumed to be part of such a plan, although we or AngioDynamics might be able to rebut that presumption. If such an acquisition of our stock or AngioDynamics’ stock triggers the application of Section 355(e), we would recognize taxable gain on the distribution, but the distribution would generally be tax-free to our shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 28, 2005, our assets and liabilities would increase or decrease by $4,049,000 and $556,000, respectively, and our net sales and net earnings would increase or decrease by $2,793,000 and $496,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at May 28, 2005, our pre-tax earnings would be favorably or unfavorably impacted by approximately $384,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of May 28, 2005, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $18,260,000. The bonds bear interest at a floating rate established between seven and 35 days. For 2005, the after-tax interest rate on the bonds approximated 1.7%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $183,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $531,000 at May 28, 2005, a change in interest rates would not materially impact results of operations or financial position. At May 28, 2005, we did not maintain any variable interest rate financing.

As of May 28, 2005, we have $1,595,000 available under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 8.	Financial Statements and Supplementary Data

Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed at Item 15 (a) 1, and are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 28, 2005. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 28, 2005, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended May 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of May 28, 2005. Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2005. This report, in which Grant Thornton has expressed an unqualified opinion, appears in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
  E-Z-EM, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that E-Z-EM, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that E-Z-EM, Inc. and Subsidiaries maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 28, 2005 and May 29, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003, and our report dated July 21, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
July 21, 2005

Item 9B.	Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 19, 2005. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Positions

Anthony A. Lombardo	58	President, Chief Executive Officer, Director
Dennis J. Curtin	58	Senior Vice President - Chief Financial Officer
Peter J. Graham	39	Senior Vice President - Chief Legal Officer, Global Human Resources and Secretary
Joseph J. Palma	63	Senior Vice President - North America Imaging Sales and National Accounts
Jeffrey S. Peacock	48	Senior Vice President - Global Scientific, Technical and Manufacturing Operations
Brad S. Schreck	48	Senior Vice President - Global Marketing, Engineering and International Sales
Paul S. Echenberg (1)	61	Chairman of the Board, Chairman of the Board of E-Z-EM Canada, Director
Robert J. Beckman (1)(2)(3)	57	Director
James L. Katz CPA, JD (2)(4)(5)	69	Director
David P. Meyers (5)	41	Director
John T. Preston (1)(2)	55	Director
Howard S. Stern	74	Director
James H. Thrall, M.D. (3)(4)	62	Director
George P. Ward (3)(4)	67	Director

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Nominating and Governance Committee
(4)	Member of Compensation Committee
(5)	Member of Finance Committee

Directors are elected for a three-year term and each holds office until his successor is elected and qualified. The term of office for Class I directors, consisting of James L. Katz, Anthony A. Lombardo and James H. Thrall, M.D., expires in 2006. The term of office for Class II directors, consisting of Robert J. Beckman, Paul S. Echenberg and John T. Preston, expires in 2007. The term of office for Class III directors, consisting of David P. Meyers, Howard S. Stern and George P. Ward, expires in 2005. All executive officers are elected annually and serve at the pleasure of the board of directors.

Mr. Lombardo has served as our President, Chief Executive Officer and a director since 2000. Prior to joining us, he served as President of ALI Imaging Systems, Inc. (radiology information management) from 1998 to 2000. Mr. Lombardo is also a director of BioPhotonics, Inc., a publicly held company.

Mr. Curtin has served as our Senior Vice President - Chief Financial Officer since 1999, and as our Vice President - Chief Financial Officer from 1985 to 1999. Mr. Curtin has been an employee of ours since 1983.

Mr. Graham has served as our Senior Vice President – Chief Legal Officer, Global Human Resources and Secretary since May 2005, and as our Vice President - General Counsel and Secretary from 2001 until May 2005. He has been an employee of ours since 1997.

Mr. Palma has served as our Senior Vice President – North America Imaging Sales and National Accounts since May 2005. Previously, he served as our Senior Vice President - Global Sales from 2002 until May 2005, Senior Vice President - Sales and Marketing from 1999 to 2002, Vice President - Sales and Marketing from 1996 to 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of ours since 1994.

Mr. Peacock has served as our Senior Vice President – Global Scientific, Technical and Manufacturing Operations since May 2005. Previously, he served as our Senior Vice President - Global Scientific and Technical Operations from 2002 until May 2005, and as our Vice President - Scientific and Technical Operations from 2000 until 2002. Mr. Peacock has been an employee of ours since 1986.

Mr. Schreck has served as our Senior Vice President – Global Marketing, Engineering and International Sales since May 2005, and as our Senior Vice President - Global Marketing from 2002 until May 2005. Before joining us, he served as a consultant for Vyteris, Inc. (pharmaceutical/drug delivery) and ACMI, Inc. (urology, gynecology, laproscopy) from 2000 until 2002. From 1999 to 2000, he served as Vice President, Worldwide Marketing of Surgical Dynamics Inc., a wholly owned subsidiary of Tyco Inc. (spine/sports medicine).

Mr. Beckman has been a director of our company since 2002. He is a founder and has been a Managing Partner of The Channel Group, a venture management and corporate advisory business focusing on global life sciences, since 2002. Previously, he founded Intergen Co., a company focused on providing technology and biologicals to the pharmaceutical/biotechnology and clinical diagnostic industries, and served as its Chief Executive Officer from 1987 until 2001.

Mr. Echenberg has been a director of our company since 1987 and has served as Chairman of our board of directors since January 2005, and Chairman of the board of directors of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc. (investment buy-out advisory services) and a director of Schroders Ventures Ltd. since 1997. He is also a founder and has been a general partner and a director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also the Chairman of the board of directors of AngioDynamics, Inc., a former subsidiary of ours and a publicly held company, and is a director of Lallemand Inc., Benvest New Look Income Fund, a publicly held company, ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., a publicly held company, Matra Plast Industries Inc. and A.P. Plasman Corp. We have an investment in ITI Medical Technologies, Inc.

Mr. Katz has been a director of our company since 1983. He is a founder and a director of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. He is also a founder of Medical Imaging of Northbrook Court, LLC (screening and diagnostic imaging), and has served as an administrative member since 2001. Previously, he had been a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and its subsidiaries, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., as well as a member of the Board of Advisors of Jerusalem Global and AEG Partners.

Mr. Meyers has been a director of our company since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., an Atlanta, Georgia based provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to 2002. He is also a director of AngioDynamics, Inc.

Mr. Preston has been a director of our company since October 2004. He has served as the President and CEO of Atomic Ordered Materials, LLC since 1999 and has been a Senior Lecturer at the Massachusetts Institute of Technology (MIT) since 1996. He is the founder of Quantum Energy, LLC and served as its CEO from 1996 to 1999. He was the Director of Technology Development at MIT from 1992 to 1996. From 1986 to 1992, Mr. Preston served as Director of Technology Licensing at MIT. Mr. Preston held various technology management positions with MIT from 1977 to 1986. He is also a director of Clean Harbors, Inc. and Boston Life Science, Inc. as well as several private companies.

Mr. Stern is a co-founder of our company and has been a director since its formation in 1962 and Chairman Emeritus since January 2005. Mr. Stern also served as our Chairman of the Board from our company’s formation until December 2004. He served as our President and Chief Executive Officer from 1997 to 2000. From 1990 to 1994, Mr. Stern served as our Chief Executive Officer, and from our company’s formation until 1990, as our President and Chief Executive Officer. Mr. Stern is also a director of AngioDynamics, Inc. and ITI Medical Technologies, Inc. We have an investment in ITI Medical Technologies, Inc.

Dr. Thrall has been a director of our company since January 2005. He is a radiologist by profession and chairs the Department of Diagnostic Radiology of the Massachusetts General Hospital. He serves as a member of the Board of Trustees of the Massachusetts General Physicians Organization. He has been a director of WorldCare, Inc., a company providing telemedicine and clinical trial support services, and has served as its Chairman of the Board since 1999. He has been a director of Mobil Aspects Inc. since 2002, a company focused on radio frequency identification (RFID) technology, and has served as its Chairman of the Board since March 2005. Among other professional organizations, Dr. Thrall serves on the Board of Trustees of the Society of Chairman of Academic Radiology Departments, the Board of Chancellors of the American College of Radiology and the Board of Trustees of the Research and Education Foundation of the Radiological Society of North America.

Mr. Ward has been a director of our company since 2002. Prior to his retirement in 2002, Mr. Ward served as Executive Vice President - Business Development of Health Center Internet Services, Inc. in San Francisco, California from 1997 until 2001. He served as a director and consultant for ALI Technologies, Inc. of Richmond, British Columbia, Canada from 1996 until 2002. After servicing as an officer in the U.S. Air Force, he began his career as a rocket engineer with Thiokol Chemical Corp. in 1962, then joined the General Electric Space Division as a program manager and marketing manager in 1966. After a GE corporate headquarters assignment in 1973, Mr. Ward moved to the GE Medical Business, where he managed the X-ray and other medical imaging businesses. In 1977, he became President, CEO and a director of Systron Donner Corp., Concord, California (then NYSE-listed). In 1982, he became President, CEO and a director of Vitalink Communications Corp., Mountain View, California, and in 1986, he founded MEICOR, Inc., Pleasanton, California, as Chairman, CEO and a director. From 1987 until 1991, he was a Worldwide Business Group Managing Director for Philips Medical, and since 1991, a director/consultant for several high technology companies. He also was a director of Blue Cross of California, Woodland Hills, California from 1986 to 1996.

Audit Committee Financial Expert

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Audit Committee Report.”

Identification of the Audit Committee

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Audit Committee Report.”

Material Changes to Procedure for Shareholder Recommendations of Nominees to the Board of Directors

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Material Changes to Procedure for Shareholder Recommendations of Nominees to the Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended May 28, 2005, all of the filing requirements applicable to our executive officers, directors and 10% shareholders were complied with, except as follows:

(1)	David P. Meyers filed a Form 4 on August 9, 2004 that was two business days late, reporting the sale of stock.

(2)	Donald A. Meyer filed a Form 4 on August 11, 2004 that was two business days late, reporting the sale of stock.

(3)

David P. Meyers filed a Form 4 on January 25, 2005 reporting i) our company’s issuance of stock to Mr. Meyers on November 1, 2004 and ii) our company’s granting of stock options to Mr. Meyers on January 17, 2005, as compensation for services as a director of our Company. Mr. Meyers failed to report each of these two transactions within the required two business days of each of the applicable transaction dates.

(4)	David P. Meyers filed a Form 4 on April 28, 2005 that was one business day late, reporting the sale of stock.

Code of Ethics

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Code of Conduct and Ethics.”

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for 2005, 2004 and 2003, of (i) those persons who were, during 2005, our Chief Executive Officer (“CEO”) (Anthony A. Lombardo), and (ii) those persons who were, at the end of 2005, our four most highly compensated executive officers other than the CEO (collectively, the “Named Executive Officers”):

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1) ($)	Awards		Payouts	All Other Compensa- tion (3) ($)

					Restricted Stock Awards ($)	Securities Underlying Options # (2)	LTIP Payouts ($)

Anthony A. Lombardo,	2005	$340,370	$256,190	None	None	90,000	None	$11,240
President and Chief	2004	320,000	132,828	None	None	None	None	10,380
Executive Officer	2003	320,000	46,560	None	None	None	None	9,773

Jeffrey S. Peacock,	2005	$207,454	$99,828	None	None	15,000	None	$11,159
Senior Vice President	2004	185,000	53,754	None	None	None	None	10,063
	2003	183,309	20,098	None	None	None	None	10,342

Dennis J. Curtin,	2005	$206,211	$99,616	None	None	35,000	None	$11,053
Senior Vice President	2004	188,402	81,427	None	None	None	None	9,872
	2003	188,402	31,541	None	None	None	None	10,164

Brad S. Schreck,	2005	$198,783	$95,733	None	None	15,000	None	$10,989
Senior Vice President	2004	185,000	53,754	None	None	None	None	9,292
	2003	185,000	20,098	None	None	None	None	481

Peter J. Graham,	2005	$194,690	$76,090	None	None	10,000	None	$10,957
Senior Vice President	2004	178,000	68,619	None	None	None	None	10,361
	2003	167,054	23,037	None	None	None	None	9,502

(1)

We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2005, 2004 and 2003 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for 2005, 2004 or 2003 or $50,000; such amounts are, therefore, not reflected in the table.

(2)	Options are exercisable into our common stock.

(3)

For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2005, 2004 and 2003, such amounts contributed were: $10,385, $9,600 and $8,920, respectively, for Mr. Lombardo; $10,458, $9,486 and $9,795, respectively, for Mr. Peacock; $10,352, $9,284 and $9,585, respectively, for Mr. Curtin; $10,319, $8,715 and $0, respectively, for Mr. Schreck; and $10,324, $9,831 and $9,029, respectively, for Mr. Graham.

For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2005, 2004 and 2003, such amounts paid were: $855, $780 and $853, respectively, for Mr. Lombardo; $701, $577 and $547, respectively, for Mr. Peacock; $701, $588 and $579, respectively, for Mr. Curtin; $670, $577 and $481, respectively, for Mr. Schreck; and $633, $530 and $473, respectively, for Mr. Graham.

Option Grants Table

The following table sets forth certain information concerning stock option grants made during 2005 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains or “option spreads” for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and our future performance. We did not grant any stock appreciation rights during 2005.

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year 2005	Exercise or Base Price ($/Sh)		Expiration Date	5% ($)	10% ($)

Anthony A. Lombardo	90,000	(1)	28.1%	$14.225	(2)	11/14/14	$805,142	$2,040,389

Jeffrey S. Peacock	15,000	(1)	4.7%	$14.225	(2)	11/14/14	$134,190	$340,065

Dennis J. Curtin	35,000	(1)	10.9%	$14.225	(2)	11/14/14	$313,111	$793,485

Brad S. Schreck	15,000	(1)	4.7%	$14.225	(2)	11/14/14	$134,190	$340,065

Peter J. Graham	10,000	(1)	3.1%	$14.225	(2)	11/14/14	$89,460	$226,710

(1)

On January 17, 2005, our Board of Directors accelerated the vesting of outstanding unvested stock options awarded to the officers, directors and employees under the E-Z-EM, Inc. 2004 Stock and Incentive Award Plan, all of which had an exercise price greater than the price of our common stock on January 14, 2005. As a result of the acceleration, these options, which otherwise would have vested from time to time in one-third increments in 2005, 2006 and 2007, became immediately exercisable into our common stock. Our board’s decision to accelerate the vesting of these options was in response to the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.” By accelerating the vesting of these options, we avoided recognizing any compensation expense in future periods associated with these options.

(2)	The options granted during 2005 have an exercise price not less than the fair market value of our common stock on the date of grant, and expire in ten years.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning all exercises of stock options during 2005 by our Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

			Number of Securities Underlying Unexercised Options at May 28, 2005 (#)	Value of Unexercised In-the-Money Options at May 28, 2005 ($) (1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable (2)	Exercisable/ Unexercisable (2)

Anthony A. Lombardo	None	None	340,996/ None	$2,359,059/ None

Jeffrey S. Peacock	None	None	24,682/ None	$86,478/ None

Dennis J. Curtin	12,628	$280,870	35,000/ None	$17,325/ None

Brad S. Schreck	None	None	30,972/ 7,986	$148,509/ $70,542

Peter J. Graham	None	None	28,025/ 4,792	$211,429/ $55,348

(1)

An option is “in-the-money” if on May 28, 2005, the market price of the common stock exceeded the exercise price of the option. At May 28, 2005, the closing price of our common stock was $14.72. The value of these options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 28, 2005 and the aggregate exercise price of the options.

(2)	Options are exercisable into our common stock.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

We did not make any awards under any long-term incentive plan in 2005 and do not maintain any defined benefit or actuarial plans.

Compensation of Directors

Directors who are not our employees are entitled to the following compensation: a monthly retainer of $2,000; a fee of $1,750 for each board meeting attended in person; a fee of $500 for each telephonic board meeting in which they participate; an annual grant of 1,000 shares of our common stock; and an annual grant of an option to purchase 4,000 shares of our common stock, which vests one year from date of grant. The Chairman of the Board is entitled to 1.75 times the above-referenced fees. Directors who serve on committees of the board and who are neither our employees nor the Chairman of the Board are entitled to a fee of $1,000 for each committee meeting attended in person and a fee of $500 for each telephonic committee meeting in which they participate, except that the committee chairmen are entitled to a fee of $1,500 for each committee meeting attended in person and $750 for each telephonic committee meeting in which they participate. Directors who are our employees do not receive any compensation for their services as directors.

Upon joining our board, new directors receive options for 24,000 shares of our common stock, which vest one-third per year over three years from date of grant.

James L. Katz also receives a monthly retainer of $1,000 for serving as Chairman of our Audit Committee.

In January 2005, Howard S. Stern, a director, resigned as our Chairman of the Board and was appointed to the position of Chairman Emeritus. As Chairman Emeritus, we have agreed to provide Mr. Stern with an annual travel budget of $40,000 to attend industry related meetings and conferences. We have also agreed to provide Mr. Stern with an office, secretary, and car and to continue to provide Mr. Stern and his wife with health and dental insurance.

See Item 13. “Certain Relationships and Related Transactions” for a description of our former consulting agreement with Howard S. Stern, a director and former Chairman of our board, and our current consulting agreements with Michael A. Davis, a former director, and Donald A. Meyer, a former director. The information included therein is incorporated by reference into this Item 11.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective June 1, 2004, we amended our employment contract, entered into in 2000, with Anthony A. Lombardo in his capacity as our President and Chief Executive Officer. This amended employment contract provides for annual base salary at $340,000. The contract is cancelable at any time by either Mr. Lombardo or us, but provides for severance pay of two years base salary in the event of termination by us without cause, as defined in the contract. Unless cancelled earlier, the amended contract will terminate on May 31, 2007.

The information required by this caption for termination of employment and change in control arrangements is incorporated herein by reference to our Proxy Statement under the heading “Severance Arrangements.”

Report on Repricing of Options/SARs

In connection with the completion of the AngioDynamics spin-off, as of October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted for E-Z-EM options (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options”), collectively referred to as (the “Replacement Options”).

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option that was replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, is the same as those of the replaced

E-Z-EM Pre-spin Option, except that (1) in some cases, the exercise period of the AngioDynamics Post-spin Options are shorter than the exercise period of the E-Z-EM Pre-spin Options and (2) option holders who are employed by one company are permitted to exercise options to acquire shares in the other company as if such holder was an employee of such other company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on our Compensation Committee: James L. Katz, James H. Thrall, M.D. and George P. Ward. None of the directors serving on our Compensation Committee is a current or former officer or employee of ours or any of our subsidiaries. None of these directors had any relationship required to be disclosed by us under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

Compensation and Stock Option Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Compensation Committee Report on Executive Compensation.”

Common Stock Performance Graph

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Common Stock Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of August 1, 2005, as to the beneficial ownership of our common stock, by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all our directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Howard S. Stern, Director 23 Willets Road Old Westbury, NY 11568	2,008,773	(2)	18.5

Wellington Management Company, 75 State Street Boston, MA 02109	1,016,900	(3)	9.4
Ira Albert, 1304 SW 160th Avenue, Suite 209 Ft. Lauderdale, FL 33326	800,042	(4)	7.4

David P. Meyers, Director 813 Springdale Road Atlanta, GA 30306	589,803	(5)	5.4

Peter J. Graham, Senior Vice President	453,452		4.2

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Anthony A. Lombardo, President, Chief Executive Officer, Director	340,996		3.0

Paul S. Echenberg, Chairman of the Board and Chairman of the Board of E-Z-EM Canada	101,544		*

Dennis J. Curtin, Senior Vice President	55,454		*

James L. Katz, Director	53,138		*

Robert J. Beckman, Director	38,451		*

George P. Ward, Director	37,951		*

Brad S. Schreck, Senior Vice President	30,972		*

Jeffrey S. Peacock, Senior Vice President	24,682		*

John T. Preston, Director	24,000		*

James H. Thrall, M.D., Director	24,000		*

All directors and executive officers as a group (14 persons)	3,818,216	(3)	33.0

*     Does not exceed 1%.

(1)

Includes shares of our common stock issuable upon exercise of options currently exercisable or exercisable within 60 days from August 1, 2005 as follows: Howard S. Stern (29,475), David P. Meyers (26,736), Peter J. Graham (28,025), Anthony A. Lombardo (340,996), Paul S. Echenberg (32,291), Dennis J. Curtin (35,000), James L. Katz (32,291), Robert J. Beckman (34,951), George P. Ward (34,951), Brad S. Schreck (30,972), Jeffrey S. Peacock (24,682), John T. Preston (24,000), James H. Thrall, M.D. (24,000) and all directors and executive officers as a group (733,370).

(2)	The information relating to Mr. Stern’s share ownership was obtained from a Form 4 filed by Mr. Stern on July 27, 2005.

(3)

Wellington Management Company’s share information was obtained from a Schedule 13G dated February 14, 2005. Of the shares beneficially owned by Wellington Management, 392,700 shares are owned of record by Vanguard Specialized Funds – Vanguard HealthCare Fund, or Vanguard, as reflected in a Schedule 13G dated February 10, 2005 filed by Vanguard.

(4)	Mr. Albert’s share ownership was obtained from a Schedule 13D dated July 18, 2003.

(5)

Excludes (i) 64,049 shares held by David P. Meyers’ wife, (ii) 25,773.6 shares held by a trust established for the benefit of his children, and (iii) 52,134 shares in which Mr. Meyers has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Mr. Meyers’ share ownership was obtained from a Form 4 filed by Mr. Meyers on July 27, 2005 and other information.

Item 13.	Certain Relationships and Related Transactions

We have split dollar life insurance arrangements with Howard S. Stern (including his spouse), a director and former Chairman of the Board, and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively. Betty K. Meyers is a shareholder of our company and the widow of Phillip H. Meyers, a co-founder of our company. She is the mother of David P. Meyers, a director and a principal shareholder of our company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers. Annually, through fiscal 2002, we paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under the Sarbanes-Oxley Act of 2002, beginning in fiscal year 2003, we stopped making payments toward the cost of such policies and do not anticipate making any payments in the future.

The aggregate amount of premiums paid by us for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by us for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by us. Both Howard Stern (including his spouse) and Betty Meyers have agreed to repay us for any shortfall between the cash surrender value of his or her policy and the aggregate amount of premiums paid by us. At May 28, 2005, the cash surrender value of such policies aggregated $1,558,000 and the aggregate amount of advances made by us totaled $1,000,000.

Michael A. Davis, M.D., a former director, provides us, on an ongoing basis, with consulting services in his capacity as our Medical Director. Fees for such services were approximately $230,000 during 2005. Dr. Davis resigned as a director on December 31, 2004 and was appointed a Director Emeritus.

We and AngioDynamics, our former subsidiary, each entered into an agreement, effective as of January 1, 2004, with Donald A. Meyer, a former director of ours and of AngioDynamics, under which Mr. Meyer agreed to serve as the trustee of AngioDynamics’ and our 401(k) plans and to provide AngioDynamics and us with such other services as we may reasonably request from time-to-time. Each agreement is for a term of 36 months unless terminated earlier pursuant to its terms. Mr. Meyer receives a monthly payment of $3,500 and reimbursement for reasonable business expenses incurred in providing services under each agreement. In 2005, fees for such services totaled approximately $60,000. Mr. Meyer did not stand for re-election as a director at our annual meeting of stockholders held on October 26, 2004 and was appointed a Director Emeritus at that time.

Effective January 1, 2002, we entered into an agreement with Howard S. Stern, a director and former Chairman of our board, under which Mr. Stern agreed to provide us with services as we requested through December 31, 2004. We agreed to include Mr. Stern in our slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at that annual meeting. So long as Mr. Stern remained Chairman of the Board, he was entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board. Under the terms of the agreement, Mr. Stern received 36 equal monthly payments of $20,833. Mr. Stern also received other benefits and perquisites and, so long as he remained Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses. Prior to AngioDynamics’ initial public offering, AngioDynamics reimbursed E-Z-EM for 35% of Mr. Stern’s compensation and expenses paid under the agreement. Under AngioDynamics’ master separation and distribution agreement with E-Z-EM, AngioDynamics assumed 35% of E-Z-EM’s payment obligations to Mr. Stern under the agreement, which totaled $7,300 in fees and $2,300 for expenses on a monthly basis. This agreement expired on December 31, 2004 and was not renewed.

Item 14.	Principal Accountant Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Principal Accountant Fees and Services”.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a) l. Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm		60

Consolidated balance sheets - May 28, 2005 and May 29, 2004		61

Consolidated statements of earnings - Fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003		63

Consolidated statement of stockholders’ equity and comprehensive income - Fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003		64

Consolidated statements of cash flows - Fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003		66

Notes to consolidated financial statements		68

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II - Valuation and qualifying accounts		104

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated Bylaws of the Registrant	(b)

10.1	1983 Stock Option Plan of the Registrant, as amended through October 19, 1999	(c)

10.2	1984 Directors and Consultants Stock Option Plan of the Registrant, as amended through October 12, 1995	(d)

10.3	Employee Stock Purchase Plan of the Registrant, as amended through September 30, 2002	(e)

10.4	Employment Agreement dated April 3, 2000 between E-Z-EM, Inc. and Anthony A. Lombardo	(f)

10.5	Income Deferral Program	(g)

		Page

(a) 3. Exhibits (continued)

10.6	Amendment dated August 24, 2004 to Employment Agreement dated April 3, 2000 between E-Z-EM, Inc. and Anthony A. Lombardo	(h)

10.7	2004 Stock and Incentive Award Plan	(i)

10.8	Asset Purchase Agreement dated January 16, 2005 by and among E-Z-EM, Inc. and O’Dell Engineering Ltd. and Philip O’Dell	(j)

10.9	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(k)

10.10	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Member of the Board of Directors)	(l)

10.11	Form of Incentive Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(m)

10.12	Amendment to Asset Purchase Agreement dated April 7, 2005 by and between E-Z-EM, Inc., O’Dell Engineering Ltd. and Philip C. O’Dell	105

10.13	Agreement for Purchase and Sale dated May 19, 2005 by and between E-Z-EM, Inc. and Kalaty Properties Corp.	108

10.14	Side Letter dated May 19, 2005 from E-Z-EM, Inc. to Kalaty Properties Corp.	127

10.15	Notice of Extension of Diligence Period dated June 18, 2005 from E-Z-EM, Inc. to Kalaty Properties Corp.	129

21	Subsidiaries of the Registrant	130

23	Consent of Independent Registered Public Accounting Firm	131

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	132

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	134

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	136

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	137

a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

c)	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000.

d)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 2, 1995, filed under Commission File No. 0-13003.

e)	Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002.

f)	Incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

g)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 1993, filed under Commission File No. 0-13003.

h)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

i)	Incorporated by reference to Exhibit 99.2 to the Registrant’s additional definitive proxy material filed with the Commission on October 25, 2004.

j)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

k)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

l)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

m)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.
———————————————————
(Registrant)

Date August 11, 2005	/s/ Paul S. Echenberg
———————	———————————————————
Paul S. Echenberg, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 11, 2005	/s/ Paul S. Echenberg
———————	———————————————————
Paul S. Echenberg, Chairman of the
Board, Director

Date August 11, 2005	/s/ Anthony A. Lombardo
———————	———————————————————
Anthony A. Lombardo, President,
Chief Executive Officer, Director

Date August 11, 2005	/s/ Dennis J. Curtin
———————	———————————————————
Dennis J. Curtin, Senior Vice
President - Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

Date August 11, 2005	/s/ Robert J. Beckman
———————	———————————————————
Robert J. Beckman, Director

Date August 11, 2005	/s/ James L. Katz
———————	———————————————————
James L. Katz, Director

Date August 11, 2005	/s/ David P. Meyers
———————	———————————————————
David P. Meyers, Director

Date August 11, 2005	/s/ John T. Preston
———————	———————————————————
John T. Preston, Director

Date August 11, 2005	/s/ James H. Thrall
———————	———————————————————
James H. Thrall, Director

Date August 11, 2005	/s/ George P. Ward
———————	———————————————————
George P. Ward, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
     E-Z-EM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries (the “Company”) as of May 28, 2005 and May 29, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of May 28, 2005 and May 29, 2004, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. For each of the fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of E-Z-EM, Inc. and Subsidiaries’ internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 21, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
July 21, 2005

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	May 28, 2005	May 29, 2004

CURRENT ASSETS
Cash and cash equivalents	$10,183	$12,334
Debt and equity securities, at fair value	18,419	12,130
Accounts receivable, principally trade, net of allowance for doubtful accounts of $869 in 2005 and $851 in 2004	17,677	16,673
Inventories, net	22,822	18,901
Refundable income taxes	1,444	107
Other current assets	4,705	5,685
Current assets of discontinued operation		40,290

Total current assets	75,250	106,120

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	13,256	11,669

INTANGIBLE ASSETS, less accumulated amortization of $504 in 2005 and $267 in 2004	4,867	133

DEBT AND EQUITY SECURITIES, at fair value	746	3,107

INVESTMENTS AT COST		1,000

OTHER ASSETS	7,936	7,409

NONCURRENT ASSETS HELD FOR DISPOSAL	3,593	3,746

NONCURRENT ASSETS OF DISCONTINUED OPERATION		9,352

	$105,648	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 28, 2005	May 29, 2004

CURRENT LIABILITIES
Notes payable	$347	$440
Current maturities of long-term debt	99	149
Accounts payable	5,069	4,415
Accrued liabilities	9,916	6,557
Accrued income taxes	207	179
Current liabilities of discontinued operation		5,744

Total current liabilities	15,638	17,484

LONG-TERM DEBT, less current maturities	85	178

OTHER NONCURRENT LIABILITIES	4,205	3,488

NONCURRENT LIABILITIES AND MINORITY INTEREST OF DISCONTINUED OPERATION		9,611

Total liabilities	19,928	30,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,827,772 shares in 2005 and 10,698,216 shares in 2004 (excluding 89,205 and 83,062 shares held in treasury in 2005 and 2004, respectively)	1,083	1,070
Additional paid-in capital	28,478	38,445
Retained earnings	54,497	70,638
Accumulated other comprehensive income	1,662	1,622

Total stockholders’ equity	85,720	111,775

	$105,648	$142,536

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Fifty-two weeks ended

	May 28, 2005	May 29, 2004	May 31, 2003

Net sales	$113,075	$100,609	$95,683
Cost of goods sold	65,039	60,552	57,796

Gross profit	48,036	40,057	37,887

Operating expenses
Selling and administrative	36,172	31,720	32,960
Plant closings and operational restructuring costs	2,917	1,771
Asset impairment			116
Research and development	5,494	4,467	4,267

Total operating expenses	44,583	37,958	37,343

Operating profit	3,453	2,099	544

Other income (expense)
Interest income	365	788	1,100
Interest expense	(349)	(316)	(307)
Other, net	3,090	2,971	599

Earnings from continuing operations before income taxes	6,559	5,542	1,936

Income tax provision	851	1,944	428

Earnings from continuing operations	5,708	3,598	1,508

Earnings from discontinued operation, net of income tax provision of $1,103 in 2005, $1,238 in 2004 and $1,069 in 2003, respectively	1,228	3,128	1,233

NET EARNINGS	$6,936	$6,726	$2,741

Basic earnings per common share
From continuing operations	$.53	$.35	$.15
From discontinued operation, net of income tax provision	.11	.30	.12

Net earnings	$.64	$.65	$.27

Diluted earnings per common share
From continuing operations	$.52	$.34	$.14
From discontinued operation, net of income tax provision	.11	.29	.12

Net earnings	$.63	$.63	$.26

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003
(in thousands, except share data)

	Class A and Class B				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Compre- hensive income
	common stock		Common stock

	Shares	Amount	Shares	Amount

Balance at June 1, 2002	9,985,705	$998	—	—	$21,062	$63,723	$(2,261)	$83,522

Exercise of stock options	22,962	2	136,042	$14	738			754
Income tax benefits on stock options exercised					150			150
Compensation related to stock option plans					5			5
Issuance of stock			9,851	1	76			77
Purchase of treasury stock	(16,352)	(1)	(36,834)	(4)	(433)			(438)
Common stock recapitalization	(9,992,315)	(999)	9,992,315	999
Net earnings						2,741		2,741	$2,741
Unrealized holding loss on debt and equity securities							(63)	(63)	(63)
Decrease in fair market value on interest rate swap							(300)	(300)	(300)
Foreign currency translation adjustments							2,154	2,154	2,154

Comprehensive income									$4,532

Balance at May 31, 2003	—	—	10,101,374	1,010	21,598	66,464	(470)	88,602

Exercise of stock options, net of 8,828 shares tendered for exercise and withholding taxes			624,146	63	3,046			3,109
Income tax benefits on stock options exercised					1,912			1,912
Compensation related to stock option plans					5			5
Issuance of stock			10,096	1	123			124
Purchase of treasury stock			(37,400)	(4)	(413)			(417)
Common stock subscription on effective date of subsidiary’s initial public offering, net of financing costs and minority interest					12,174			12,174
Net earnings						6,726		6,726	$6,726
Cash dividend ($.25 per common share)						(2,552)		(2,552)
Unrealized holding gain on debt and equity securities
Arising during the year							3,543	3,543	3,543
Reclassification adjustment for gains included in net earnings							(1,868)	(1,868)	(1,868)
Increase in fair market value on interest rate swap							182	182	182
Foreign currency translation adjustments							235	235	235

Comprehensive income									$8,818

Balance at May 29, 2004	—	—	10,698,216	1,070	38,445	70,638	1,622	111,775

Exercise of stock options, net of 6,143 shares tendered to satisfy withholding taxes			120,789	12	372			384
Income tax benefits on stock options exercised					1,358			1,358
Compensation related to stock option plans, net of income tax benefit					435			435
Issuance of stock			8,767	1	107			108
Proceeds from subsidiary’s initial public offering, net of financing costs and minority interest					1,442			1,442
Net earnings						6,936		6,936	$6,936
Cash dividend ($.30 per common share)						(3,220)		(3,220)
Net book value of discontinued operation at date of spin-off					(13,681)	(19,857)	173	(33,365)

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

Fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003
(in thousands, except share data)

	Class A and Class B				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Compre- hensive income
	common stock		Common stock

	Shares	Amount	Shares	Amount

Unrealized holding gain on debt and equity securities
Arising during the year							1,148	1,148	1,148
Reclassification adjustment for gains included in net earnings							(3,270)	(3,270)	(3,270)
Decrease in fair market value on interest rate swap through date of spin-off of discontinued operation							(55)	(55)	(55)
Foreign currency translation adjustments							2,044	2,044	2,044

Comprehensive income									$6,803

Balance at May 28, 2005	—	$—	10,827,772	$1,083	$28,478	$54,497	$1,662	$85,720

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two weeks ended

	May 28, 2005	May 29, 2004	May 31, 2003

Cash flows from operating activities:
Net earnings	$6,936	$6,726	$2,741
Earnings from discontinued operation, net of tax	(1,228)	(3,128)	(1,233)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,159	2,992	2,742
Impairment of long-lived assets	500		116
Gain on sale of investments	(3,270)	(2,622)
Provision for doubtful accounts	111	106	274
(Gain) loss on sale of assets	68	(12)	14
Tax benefit on exercise of stock options	1,358	1,912	150
Deferred income tax provision (benefit)	(325)	(574)	68
Stock option compensation cost	427
Other non-cash items	98	(480)	(821)
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(1,201)	(306)	(4,044)
Inventories	(3,857)	935	(1,446)
Other current assets	(270)	(814)	(638)
Other assets	(457)	(687)	(652)
Accounts payable	1,308	628	(761)
Accrued liabilities	2,111	905	245
Accrued income taxes	32	162	(418)
Other noncurrent liabilities	96	250	263
Net cash provided by operating activities of discontinued operation	567	2,499	591

Net cash provided by (used in) operating activities	6,163	8,492	(2,809)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,163)	(2,352)	(2,663)
Proceeds from sale of assets	408	1,392	3
Purchase of intangible assets	(3,094)
Proceeds from sale of investment at cost	600
Investments at cost	(100)	(100)	(300)
Available-for-sale securities
Purchases	(65,295)	(23,189)	(106,514)
Proceeds from sale	62,670	21,981	113,465
Net cash used in investing activities of discontinued operation	(11,141)	(996)	(4,572)

Net cash used in investing activities	(20,115)	(3,264)	(581)

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fifty-two weeks ended

	May 28, 2005	May 29, 2004	May 31, 2003

Cash flows from financing activities:
Proceeds from issuance of debt	$93	$151	$31
Repayments of debt	(344)	(425)	(304)
Proceeds from repayment of debt by discontinued operation	3,000
Dividends paid	(3,220)	(2,552)
Proceeds from exercise of stock options	384	3,109	754
Purchase of treasury stock		(417)	(438)
Proceeds from issuance of stock in connection with the stock purchase plan	10	8	6
Cash distributed with discontinued operation	(8,453)
Net cash provided by (used in) financing activities of discontinued operation	18,958	(1,503)	3,981

Net cash provided by (used in) financing activities	10,428	(1,629)	4,030

Effect of exchange rate changes on cash and cash equivalents	1,373	215	1,386

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,151)	3,814	2,026

Cash and cash equivalents
Beginning of year	12,334	8,520	6,494

End of year	$10,183	$12,334	$8,520

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$95	$236	$198

Income taxes (net of $269 and $3 in refunds in 2004 and 2003, respectively)	$2,283	$1,311	$1,880

Supplemental disclosure of non-cash financing activities:
Purchase of intangible assets	$1,877

Common stock subscription on effective date of subsidiary’s initial public offering, net of financing costs, excluding minority interest of $6,496		$18,670

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (“GI”) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also a third-party contract manufacturer, which enables the Company to leverage its quality control, process, automation and manufacturing capabilities. Prior to the spin-off of AngioDynamics, Inc. (“AngioDynamics”) on October 30, 2004, the Company was also a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. AngioDynamics designed, developed, manufactured and marketed a broad line of therapeutic and diagnostic devices that enabled interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases.

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

Operations outside the U.S. are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary promoting and distributing products located in Japan; a subsidiary promoting and distributing products located in the United Kingdom; and a subsidiary promoting and distributing products located in Holland.

Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal years 2005, 2004 and 2003 ended on May 28, 2005, May 29, 2004 and May 31, 2003, respectively, for reporting periods of fifty-two weeks.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $1,321,000 and $2,000,000 at May 28, 2005 and May 29, 2004, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $7,975,000 and $7,897,000 at May 28, 2005 and May 29, 2004, respectively.

As of May 28, 2005 and May 29, 2004, approximately $9,003,000 and $11,682,000, respectively, of cash held by financial institutions in the U.S. and other countries exceeded Federal Deposit Insurance Corporation and other government agencies insured amounts.

Debt and Equity Securities

Debt and equity securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Beginning balance	$851	$798
Provision for doubtful accounts	111	106
Write-offs	(93)	(53)

Ending balance	$869	$851

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are valued at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, the Company reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. At May 28, 2005 and May 29, 2004, reserve for excess and obsolete inventory was $1,902,000 and $1,683,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,922,000, $2,859,000 and $2,609,000 in 2005, 2004 and 2003, respectively.

Accounting for Business Combinations, Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company accounts for all business combinations initiated after June 30, 2001 under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill. In accordance with SFAS No. 142, goodwill and intangibles with indefinite lives, which are no longer amortized, are assessed for impairment annually, or as events or circumstances indicate that an asset may be impaired, by applying a fair value based test.

Intangible assets, which consist primarily of licenses, customer relationships, technology, trademarks and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately six and one half to ten years. Amortization of intangible assets was $237,000, $133,000 and $133,000 in 2005, 2004 and 2003, respectively. Estimated amortization expense related to these intangibles for the succeeding five years is as follows:

(in thousands)

2006	$744
2007	$744
2008	$744
2009	$744
2010	$744

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Changes in our rebate allowance are as follows:

	May 28, 2005	May 29, 2004

	(in thousands )

Beginning balance	$1,611	$1,159
Provision for rebates	21,949	20,918
Rebate credits issued	(22,163)	(20,466)

Ending balance	$1,397	$1,611

All product returns must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date. The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties are $505,000 and $356,000 at May 28, 2005 and May 29, 2004, respectively, and reported as a component of other current liabilities and other noncurrent liabilities in the accompanying balance sheets. Service costs are expensed as incurred.

Research and Development

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $680,000, $435,000 and $1,218,000 in 2005, 2004 and 2003, respectively.

Income Taxes

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

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company has determined that the functional currency for its foreign subsidiaries is the local currency. This assessment considers that the subsidiaries’ day-to-day operations are not dependent upon the economic environment of the parent’s functional currency, financing is effected through their own operations, and the foreign operations primarily generate and expend foreign currency. Foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company’s consolidated financial statements. At May 28, 2005, the Company had three stock-based compensation plans which are described more fully in Note P. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $453,000, $5,000 and $5,000 in 2005, 2004 and 2003, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants and a former director serving as a consultant.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	2005	2004	2003

	(in thousands, except per share data)

Net earnings, as reported	$6,936	$6,726	$2,741
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects (see Note P)	(2,808)	(563)	(596)

Pro forma net earnings	$4,128	$6,163	$2,145

Earnings per common share
Basic - as reported	$.64	$.65	$.27
Basic - pro forma	.38	.60	.21

Diluted - as reported	$.63	$.63	$.26
Diluted - pro forma	.38	.58	.21

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	2005	2004	2003

	(in thousands)

Basic	10,762	10,344	10,048
Effect of dilutive securities (stock options)	189	281	371

Diluted	10,951	10,625	10,419

Excluded from the calculation of earnings per common share, are options to purchase 461,155 shares of common stock at May 31, 2003, as their inclusion would be anti-dilutive. The ranges of exercise prices on the excluded options were $8.40 to $12.49 per share at May 31, 2003.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable, approximates carrying value due to the immediate or short-term maturity of these items. Management of the Company believes that the carrying value of notes payable and debt approximate their fair value based on rates available for debt with similar terms and maturities. Debt and equity securities are reported at their fair values.

Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the 2005 presentation.

Effects of Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and the Company has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Company does not anticipate that the issuance of a final consensus will materially impact its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on the Company’s financial statements commencing with the fiscal quarter ending September 2, 2006.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004, will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. To date, FSP 109-1 has not had a material effect on the Company’s financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

NOTE B – DISCONTINUED OPERATION

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM’s ownership interest in AngioDynamics decreased to 80.4% (see Note O).

On October 30, 2004, the Company completed the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The Company made a pro rata distribution of its 9,200,000 shares of AngioDynamics on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE B – DISCONTINUED OPERATION (continued)

In 2004, E-Z-EM entered into three agreements with AngioDynamics – a master separation and distribution agreement, a corporate agreement and a tax allocation and indemnification agreement – that relate to its relationship with AngioDynamics both before and after the separation of AngioDynamics from the Company. All of the agreements between the Company and AngioDynamics were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off.

The following table sets forth the carrying amounts of the major classes of assets and liabilities of AngioDynamics, which are classified as assets and liabilities of discontinued operation in the accompanying consolidated balance sheet at May 29, 2004 (amounts in thousands):

ASSETS

Cash and cash equivalents	$1,848
Debt and equity securities	737
Accounts receivable	7,858
Inventory	8,544
Stock subscription receivable	19,949
Other current assets	1,354

Current assets of discontinued operation	$40,290

Property, plant and equipment	$7,343
Other assets	2,009

Noncurrent assets of discontinued operation	$9,352

LIABILITIES

Current maturities of long-term debt	$156
Accounts payable	2,142
Accrued liabilities	3,344
Accrued income taxes	102

Current liabilities of discontinued operation	$5,744

Long-term debt	$3,100
Minority interest	6,511

Noncurrent liabilities and minority interest of discontinued operation	$9,611

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Fifty-two weeks ended	Fifty-two weeks ended	Fifty-two weeks ended
	May 28, 2005	May 29, 2004	May 31, 2003

	(in thousands)

Net sales
From unaffiliated customers	$22,342	$48,162	$37,475
From affiliates	420	893	959

Total net sales	$22,762	$49,055	$38,434

Earnings before income taxes	$2,628	$4,381	$2,302
Income tax provision	1,103	1,238	1,069

Earnings before minority interest	1,525	3,143	1,233
Minority interest	297	15

Earnings from discontinued operation	$1,228	$3,128	$1,233

For 2005, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE B – DISCONTINUED OPERATION (continued)

The following table represents summarized balance sheet information for AngioDynamics, including minority interest, as of the date of the spin-off, and is provided to assist in understanding the impact of the disposition on the consolidated balance sheet of the Company (amounts in thousands):

ASSETS

Cash and cash equivalents	$10,237
Debt and equity securities	11,408
Accounts receivable	7,202
Inventory	9,200
Other current assets	1,363
Property, plant and equipment	7,559
Other assets	1,954

Total assets	$48,923

LIABILITIES AND STOCKHOLDER’S EQUITY

Current maturities of long-term debt	$160
Accounts payable	1,947
Accrued liabilities	2,214
Accrued income taxes	44
Long-term debt	3,060
Minority interest	8,133
Stockholder’s equity	33,365

Total liabilities and stockholder’s equity	$48,923

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE C – COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	2005	2004	2003

	(in thousands)

Net earnings	$6,936	$6,726	$2,741
Unrealized holding gain (loss) on debt and equity securities:
Arising during the year, net of income tax provision of $124, $539 and $213 in 2005, 2004 and 2003, respectively	1,148	3,543	(63)
Reclassification adjustment for gains included in net earnings, net of income tax provision of $754 in 2004	(3,270)	(1,868)
Increase (decrease) in fair value on interest rate swap:
Arising during the year, net of income tax provision (benefit) of ($32), $106 and ($176) in 2005, 2004 and 2003, respectively	(55)	182	(300)
Foreign currency translation adjustments:
Arising during the year	2,044	235	2,154

Comprehensive income	$6,803	$8,818	$4,532

The components of accumulated other comprehensive income, net of related tax, are as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Unrealized holding gain on debt and equity securities, net of income tax liability of $181 and $57 at May 28, 2005 and May 29, 2004, respectively	$308	$2,430
Fair value on interest rate swap		(118)
Cumulative translation adjustments	1,354	(690)

Accumulated other comprehensive income	$1,662	$1,622

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE D – ASSET PURCHASE

On January 16, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with O’Dell Engineering Ltd. and Philip O’Dell, the sole shareholder and officer of O’Dell Engineering.

Under the Agreement, the Company agreed to purchase all of O’Dell Engineering’s assets related to its reactive skin decontamination lotion (“RSDL”) business and technology. These assets include all licenses, intellectual property, customer orders, contracts and all other assets and properties relating to O’Dell Engineering’s RSDL business and technology (collectively, the “RSDL Assets”).

The purchase price for the RSDL Assets was (i) $5.0 million, of which $500,000 was paid upon signing the Agreement, $2.5 million was paid at closing on April 7, 2005, and the balance of which is payable in three installments over the two years following the closing and (ii) royalty payments, not to exceed $8.0 million in total, on sales of RSDL products over the seven years following the closing. The net present value of guaranteed payments totaled $4,877,000 and, together with transaction costs of $94,000, were allocated, based on their relative fair values as license agreements of $4,577,000 and customer relationships of $394,000 and reported in intangible assets in the accompanying balance sheet. The net present value of guaranteed future obligations totaling $1,877,000 are included in accrued liabilities and other noncurrent liabilities in the accompanying balance sheet (Note L).

The Agreement also provides that Philip O’Dell will provide consulting services to the Company over a three-year term, with diminishing time commitments in the second and third years, relating to commercialization of the RSDL technology. Under the consulting arrangement, Mr. O’Dell is entitled to royalty payments, calculated at 4% of net sales of patented products and 2% of net sales of unpatented products, for seven years based on inventions created or developed by him, or introduced to the Company by him, related to decontamination that are not part of the RSDL technology acquired by the Company. O’Dell Engineering and Mr. O’Dell also agreed not to compete with the Company in the sale of RSDL products or other decontamination products anywhere in the world for seven years following the closing of the acquisition.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE D – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS

In the fourth quarter of 2004, the Company completed the closing of its device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York, each of which was part of the E-Z-EM segment. The Company currently outsources these operations to a third-party manufacturer. This realignment was part of the Company’s strategic plan of restructuring its operations to achieve greater efficiency. The Company began realizing the savings it had anticipated from this project during the first quarter of 2005. For 2004, project costs, primarily severance relating to 98 employees, aggregated $1,771,000. At May 29, 2004, the liability for the plant closing and operational restructuring, which is included in accrued liabilities, approximated $219,000. In May 2004, the Company sold the land and building encompassing its San Lorenzo facility for $1,250,000 and recognized a gain on the sale of $114,000.

In the fourth quarter of 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. The Company expects the project to begin to generate savings in 2006. For 2005, project costs aggregated $2,917,000, of which approximately $1,761,000 was severance relating to 69 employees with the balance relating primarily to training, relocation and regulatory costs. At May 28, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $598,000. The Company expects to complete the sale of the property encompassing its Westbury facility by September 2005. No loss is expected on the sale of this property, which had a carrying value of $3,593,000 at May 28, 2005 and has been reported as assets held for disposal in the accompanying balance sheet.

NOTE E – ASSET IMPAIRMENT CHARGES

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company recorded an impairment charge in the fourth quarter of 2005, with no associated tax benefit, of $500,000, relating to its investment in 3CPM Company, Inc. (“3CPM”), as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to 3CPM’s inability to generate income from operations or raise additional capital. 3CPM is a Delaware corporation, based in Towson, Maryland, that develops non-invasive GI diagnostic equipment. The Company’s investment in 3CPM was accounted for at cost. For 2005, the impairment charge is included in the consolidated statement of earnings under the caption “Other, net”.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE F – DEBT AND EQUITY SECURITIES

Debt and equity securities at May 28, 2005 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$10,000	$10,000
Due after 20 years	8,260	8,260
Other	159	159

	$18,419	$18,419

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$746	$489

	$257	$746	$489

Debt and equity securities at May 29, 2004 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in 1 through 10 years	$890	$890
Due after 10 years and through 20 years	3,070	3,070
Due after 20 years	7,450	7,450
Other	720	720

	$12,130	$12,130

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$620	$3,107	$2,487

	$620	$3,107	$2,487

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE F –  DEBT AND EQUITY SECURITIES (continued)

During 2005, the Company sold 400,000 shares of its investment in Cedara Software Corporation, resulting in a gain of $3,270,000, which is included in the consolidated statement of earnings under the caption “Other, net”.  During 2004, the Company sold 351,396 shares of its investment in Cedara Software Corporation and 40,000 shares of its investment in Vital Images, Inc., resulting in a gain of $2,622,000, which is included in the consolidated statement of earnings under the caption “Other, net”.

NOTE G –  INVENTORIES

Inventories consist of the following:

	May 28, 2005	May 29, 2004

	(in thousands)

Finished goods	$10,305	$9,850
Work in process	573	252
Raw materials	11,944	8,799

	$22,822	$18,901

NOTE H –  PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 28, 2005	May 29, 2004

		(in thousands)

Building and building improvements	10 to 35 years	$6,532	$5,853
Machinery and equipment	2 to 10 years	30,893	31,731
Leasehold improvements	Term of lease	1,144	1,002

		38,569	38,586

Less accumulated depreciation and amortization		26,658	28,197

		11,911	10,389
Land		1,345	1,280

		$13,256	$11,669

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE I –  INCOME TAXES

Income tax expense analyzed by category and by income statement classification is summarized as follows:

	2005	2004	2003

	(in thousands)

Current
Federal	$291	$1,409	$(372)
State and local	55	41	32
Foreign	830	1,068	700

Subtotal	1,176	2,518	360

Deferred	(325)	(574)	68

Total	$851	$1,944	$428

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Deferred tax assets
Tax operating loss carryforwards	$1,455	$1,455
Capital loss carryforward	141
Tax credit carryforwards	65	88
Alternative minimum tax credit carryforward	4	4
Impairment of long-lived assets	745	1,885
Expenses incurred not currently deductible	1,104	1,033
Deferred compensation costs	973	932
Inventories	305	419
Losses of a U.S. subsidiary not currently deductible		554
Write-down of investments	681	496
Other	233	198

Gross deferred tax asset	5,706	7,064

Deferred tax liabilities
Excess tax over book depreciation	896	1,121
Unrealized investment gains	181	57
Tax on unremitted profits of Puerto Rican subsidiary		6
Other	64	43

Gross deferred tax liability	1,141	1,227

Valuation allowance	(2,924)	(4,333)

Net deferred tax asset	$1,641	$1,504

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE I – INCOME TAXES (continued)

If not utilized, the tax operating loss carryforwards of $1,455,000 will expire in various amounts over the years 2006 through 2020 and the tax credit carryforwards of $65,000 will expire in various amounts over the years 2008 through 2020.  The capital loss carryforwards of $141,000 do not expire.

At May 28, 2005, undistributed earnings of certain foreign subsidiaries aggregated $26,229,000 that will not be subject to U.S. tax until distributed as dividends.  Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.  On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations.  The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1,216,000.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	May 28, 2005	May 29, 2004

	(in thousands)

Current - Other current assets	$1,378	$1,292
Current - Accrued income taxes		(6)
Noncurrent - Other assets	872	841
Noncurrent - Other noncurrent liabilities	(609)	(623)

Net deferred tax asset	$1,641	$1,504

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE I –  INCOME TAXES (continued)

Earnings from continuing operations before income taxes for U.S. and international operations consist of the following:

	2005	2004	2003

	(in thousands)

U.S.	$549	$2,356	$(797)
International	6,010	3,186	2,733

	$6,559	$5,542	$1,936

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s earnings from continuing operations before income taxes for the following reasons:

	2005	2004	2003

	(in thousands)

Income tax provision	$851	$1,944	$428
Effect of:
State income taxes, net of Federal tax benefit	(34)	(28)	(28)
Research and development tax credit	47	112	86
Extraterritorial income exclusion			11
Tax-exempt portion of investment income	95	24	52
Change in valuation allowance	1,447	(247)	(20)
Utilization of net operating loss carryforwards previously not given benefit by foreign entities		174	259
Losses of foreign entities generating no current tax benefit	(62)	(107)	(149)
Nontaxable income	108	293	398
Nondeductible expenses	(309)	(167)	(421)
Other	87	(114)	42

Income tax provision at statutory tax rate of 34%	$2,230	$1,884	$658

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE I –  INCOME TAXES (continued)

For 2005, the Company’s effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances relating to a previously impaired, non-core equity security sold in 2005 and utilized losses of our subsidiary in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.  For 2004, the Company’s effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at the Company’s subsidiary in Puerto Rico and non-deductible expenses, partially offset by non-taxable imputed interest on loans to AngioDynamics of $596,000 and the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions.  The losses incurred at the Company’s subsidiary in Puerto Rico resulted from the closing of this facility and the outsourcing of its operations.  For 2003, the Company’s effective tax rate of 22% differed from the Federal statutory tax rate of 34% due primarily to non-taxable imputed interest on loans to AngioDynamics of $892,000.  The effects of non-deductible expenses, resulting, in large part, from the Company’s common stock recapitalization, offset the effects of utilizing previously unrecorded net operating loss carryforwards in certain foreign jurisdictions and research and development tax credits.

The U.S. Federal income tax returns of the Company through May 31, 2001 are closed by Internal Revenue Code regulations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE J – NOTES PAYABLE

Notes payable consist of the following:

	May 28, 2005	May 29, 2004

	(in thousands)

Japanese bank 4.80% note (1)	$255	$440
Other	92

	$347	$440

(1)	Guaranteed by the Company and collateralized by property and plant having a net carrying value of $802,000 at May 28, 2005.

The Company’s Canadian subsidiary has available $1,595,000 (Canadian $2,000,000) under a line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2005.

During 2005, 2004 and 2003, the weighted average interest rates on short-term debt were 4.80%, 4.80% and 4.68%, respectively.

NOTE K – LONG-TERM DEBT

Long-term debt consists of the following:

	May 28, 2005	May 29, 2004

	(in thousands)

Japanese bank loan, due October 2007, with interest at 5.65% (1)	$95	$155
Other	89	172

	184	327
Less current maturities	99	149

	$85	$178

(1)	Guaranteed by the Company and collateralized by property and plant having a net carrying value of $802,000 at May 28, 2005.

At May 28, 2005, future minimum principal payments on long-term debt were as follows:

(in thousands)

2006	$99
2007	71
2008	14

$184

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE L – ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

Accrued liabilities consist of the following:

	May 28, 2005	May 29, 2004

	(in thousands)

Payroll and related expenses	$6,110	$4,877
Liability for assets acquired (Note D)	1,258
Other	2,548	1,680

	$9,916	$6,557

Other noncurrent liabilities consist of the following:

	May 28, 2005	May 29, 2004

	(in thousands)

Deferred compensation	$2,629	$2,520
Liability for assets acquired (Note D)	634
Deferred taxes	609	623
Other	333	345

	$4,205	$3,488

NOTE M – RETIREMENT PLANS

E-Z-EM provides pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. This plan covers all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2005, 2004 and 2003, profit-sharing contributions were $466,000, $485,000 and $494,000, respectively, and 401(k) matching contributions were $294,000, $293,000 and $291,000, respectively. E-Z-EM also contributed $29,000, $40,000 and $43,000 in 2005, 2004 and 2003, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

E-Z-EM Canada Inc., a wholly owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2005, 2004 and 2003, contributions were $180,000, $150,000 and $115,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE N – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed under non-cancelable operating leases for facilities, automobiles and equipment. During 2005, 2004 and 2003, aggregate rental costs under all operating leases were approximately $1,766,000, $1,658,000 and $1,611,000, respectively, of which approximately $0, $28,000 and $170,000, respectively, were paid to related parties. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at May 28, 2005, are summarized as follows:

Total leases

(in thousands)

2006	$1,707
2007	1,704
2008	1,609
2009	1,617
2010	1,650
Thereafter	318

$8,605

Purchase Commitments

Purchase commitments for open purchase orders at May 28, 2005 for which goods and services had not been received were approximately $1,600,000.

Employment Contract

The Company has an employment contract with its president and chief executive officer that is cancelable at any time, but provides for severance pay of two years base salary in the event such executive is terminated by the Company without cause, as defined in the contract. Unless cancelled earlier, the contract will terminate on May 31, 2007. Aggregate minimum compensation commitments under this contract at May 28, 2005, and relating to fiscal 2006, are $680,000.

Other Matters

The Company has been notified by a competitor that it believes specific claims contained in issued United States patents owned by this competitor may be relevant to certain features of the Company’s Empower CT injector. Management is currently in discussions with this competitor about acquiring rights to these patents and expects to resolve this matter in the near future. As a result, the Company recorded an estimated liability in this matter of $350,000, at May 28, 2005, that the Company believes will relieve it of all claims relating to prior sales and is included in accrued liabilities in the accompanying balance sheet.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

Litigation Matters

The Company was named as a co-defendant in an action entitled Jeffrey Madison d/b/a Maqguide.com vs. Avail Medical Products, Inc. et al., Case No. 05CC03584 filed in Superior Court for the State of California, Orange County, on February 28, 2005. The complaint alleges that in March 2003, the Company sought a contract manufacturer to manufacture and supply certain medical products and the Company, acting through its agent, Sopheon Corporation, solicited Maqguide to assist in this process. Acting on this information, Maqguide contacted Avail Medical Products, Inc., or Avail, about this opportunity and helped negotiate a final agreement between the Company and Avail. The complaint alleges that Maqguide had an agreement with Avail that required Avail to pay a commission to Maqguide upon the execution of the agreement with the Company. The complaint alleges 18 causes of action against all of the defendants, including breach of contract, breach of the covenant of good faith, quantum meruit, fraud and deceit, promissory estoppel, conspiracy and conversion. The complaint seeks compensatory, punitive and other monetary damages in an unspecified amount in excess of $25,000. The Company has tendered the case to Avail’s counsel. The Company will defend this matter and believes that the allegations against it are without merit and intends to vigorously defend this action.

AngioDynamics and E-Z-EM were named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleged that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committed other negligent acts. The complaint sought compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’ distribution agreement with Medcomp, Medcomp was required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement, and Medcomp has accepted the defense of the action. The Company has been advised by counsel that the matter was settled on June 30, 2005 and that the action will be dismissed with prejudice. The Company believes that Medcomp has a sufficient amount of insurance coverage and funds available to fully cover the settlement of this action and, based upon its agreement with Medcomp, the Company does not expect that either itself or AngioDynamics will be required to contribute to the settlement of this matter.

In accordance with the Master Separation and Distribution Agreement between AngioDynamics and E-Z-EM, AngioDynamics has agreed to indemnify E-Z-EM from any claims that arise out of the business operations of AngioDynamics prior to its spin-off (October 30, 2004) in which E-Z-EM is a named defendant solely because E-Z-EM was the sole stockholder of AngioDynamics.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Concentration of Credit Risk

The Company’s exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

In 2005, 2004 and 2003, sales of products to SourceOne Healthcare Technologies, Inc. (“SourceOne”) represented 30%, 30% and 32% of total sales, respectively. In November 2002, Platinum Equities, LLC completed the acquisitions of Diagnostic Imaging Inc. and the Health Care Products division of Phillips Medical Systems, Inc. (“HCP”) and merged these companies into a newly formed subsidiary, SourceOne. Approximately 31% and 33% of accounts receivable pertained to SourceOne at May 28, 2005 and May 29, 2004, respectively. While the accounts receivable related to this distributor are significant, the Company does not believe the credit loss risk to be significant given the consistent payment history and credit worthiness of this distributor.

In 2005, purchases of finished products from Coeur, Inc. and Avail Medical Products, Inc. represented 13% and 11%, respectively, of total purchases.

NOTE O – COMMON STOCK

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. At May 29, 2004, the Company recorded a credit to common stock and additional paid-in capital of $12,174,000 which is net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, the Company’s ownership interest in AngioDynamics decreased to 80.4%. From May 30, 2004 through the separation date, the Company recorded a credit to common stock and additional paid-in capital of $1,442,000 which is net of financing costs of $225,000 and minority interest of $1,325,000.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE O – COMMON STOCK (continued)

AngioDynamics Spin-off

On October 30, 2004, the Company completed the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The Company made a pro rata distribution of its 9,200,000 shares of AngioDynamics on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date.

Stock Repurchase Program

In July 2002, the Company concluded a program to repurchase 500,000 shares of its then Class A and Class B common stock. In aggregate, the Company repurchased 53,706 shares of Class A common stock and 446,294 shares of Class B common stock for approximately $3,548,000, of which 847 shares of Class A common stock and 15,505 shares of Class B common stock were repurchased for approximately $139,000 during the first quarter of fiscal 2003. Effective August 15, 2002, the Company retired all treasury shares. In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During 2005, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE O – COMMON STOCK (continued)

Recapitalization

On October 22, 2002, the Company completed the previously announced plan to combine its two former classes of common stock (Class A and Class B) into a single, newly created class of common stock. The transaction was effected by merging a newly formed subsidiary into E-Z-EM, with E-Z-EM continuing as the surviving corporation in the merger. As a result of this merger: each outstanding Class A share and each outstanding Class B share was converted into one share of a newly created class of common stock of the Company; the super-majority voting requirements contained in the Company’s certificate of incorporation, relating to the former Class A shares, were eliminated and are not applicable to the Company’s new class of common stock; each holder of common stock now has one vote per share; and all matters brought before the stockholders of the Company, other than the removal of directors, are now determined by a majority vote.

NOTE P – STOCK COMPENSATION PLANS

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to employees, directors and other service providers. A total of 1,008,425 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014.

1983 Stock Option Plan

In 1983, the Company adopted the 1983 Stock Option Plan (the “1983 Plan”). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,617,974 shares of the Company’s common stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. No further options will be issued under the 1983 Plan. The 1983 Plan terminates in December 2005.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE P – STOCK COMPENSATION PLANS (continued)

1984 Stock Option Plan

In 1984, the Company adopted the 1984 Directors and Consultants Stock Option Plan (the “1984 Plan”). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 459,490 shares of the Company’s common stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. No further options will be issued under the 1984 Plan. The 1984 Plan terminates in December 2005.

In connection with the completion of the AngioDynamics spin-off, as of October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted for E-Z-EM options (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options”), collectively referred to as (the “Replacement Options”).

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option that was replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, is the same as those of the replaced E-Z-EM Pre-spin Option, except that (1) in some cases, the exercise period of the AngioDynamics Post-spin Options are shorter than the exercise period of the E-Z-EM Pre-spin Options and (2) option holders who are employed by one company are permitted to exercise options to acquire shares in the other company as if such holder was an employee of such other company.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE P – STOCK COMPENSATION PLANS (continued)

A summary of the status of the Company’s stock option plans as of May 28, 2005, May 29, 2004 and May 31, 2003, and changes for the three years then ended, is presented below:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise	Shares	exercise	Shares	exercise
	(000)	price	(000)	price	(000)	price

1983 Plan
Outstanding at beginning of year	446	$7.49	1,018	$6.13	1,180	$5.99
Exercised	(52)	$3.66	(570)	$5.08	(113)	$4.97
Forfeited			(2)	$5.63	(25)	$5.13
Expired	(21)	$4.22			(24)	$5.39
Spin-off adjustment	(35)

Outstanding at end of year	338	$5.23	446	$7.49	1,018	$6.13

Options exercisable at year-end	326	$5.25	418	$7.48	901	$5.87

Weighted-average fair value of options granted during the year		None		None		None

1984 Plan
Outstanding at beginning of year	148	$6.76	202	$6.05	242	$5.65
Granted	20	$16.02	8	$18.70	9	$8.40
Exercised	(75)	$3.90	(62)	$5.98	(46)	$4.18
Forfeited	(1)	$12.04			(3)	$9.66
Expired	(6)	$4.22
Spin-off adjustment	(12)

Outstanding at end of year	74	$6.77	148	$6.76	202	$6.05

Options exercisable at year-end	68	$6.27	131	$5.92	186	$5.82

Weighted-average fair value of options granted during the year		$7.68		$9.08		$4.35

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE P – STOCK COMPENSATION PLANS (continued)

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise	Shares	exercise	Shares	exercise
	(000)	price	(000)	price	(000)	price

2004 Plan
Granted	548	$13.94

Outstanding at end of year	548	$13.94

Options exercisable at year-end	513	$13.89

Weighted-average fair value of options granted during the year		$6.55

The following information applies to options outstanding and exercisable at May 28, 2005:

	Outstanding			Exercisable

		Weighted-
	Number	average	Weighted-	Number	Weighted-
	out-	remaining	average	exer-	average
Range of	standing	life in	exercise	cisable	exercise
exercise prices	(000)	years	price	(000)	price

1983 Plan
$3.17 to $3.64	54	4.89	$3.47	49	$3.50
$5.50 to $6.56	284	4.91	$5.57	277	$5.56

	338			326

1984 Plan
$3.23 to $3.80	19	1.95	$3.52	19	$3.52
$4.20 to $5.82	28	4.29	$5.37	28	$5.37
$8.08 to $12.10	27	8.57	$10.61	21	$10.14

	74			68

2004 Plan
$12.66 to $14.68	548	9.55	$13.94	513	$13.89

	548			513

At May 28, 2005, there were no shares available for granting of options under the 1983 and 1984 Plans and 460,925 shares available for granting of options under the 2004 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE P – STOCK COMPENSATION PLANS (continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions for all plans:

	2005	2004	2003

Expected stock price volatility	49.48%	50.98%	50.74%
Risk-free interest rate	3.53%	3.90%	2.37%
Expected life of options	5 years	5 years	5 years

On January 17, 2005, the Company’s Board of Directors accelerated the vesting of the outstanding unvested stock options awarded to the officers, directors and employees under the 2004 Plan, all of which had an exercise price greater than the price of the common stock on January 14, 2005.  As a result of the acceleration, options to acquire 372,000 shares of common stock (representing approximately 38.6% of the total outstanding options under all of the Company’s compensation plans), which otherwise would have vested from time to time in one-third increments in 2005, 2006 and 2007, became immediately exercisable.  The board’s decision to accelerate the vesting of these options was in response to the issuance by the FASB of SFAS No. 123 (R), “Share-Based Payment.”  By accelerating the vesting of these options, the Company avoided recognizing any compensation expense in future periods associated with these options.  The pro forma charge relating to the accelerated options was $2,260,000 for 2005.

Effective October 26, 2004, the Company extended the exercise period of expiring stock options of a former director who currently provides the Company with consulting services.  The Company recorded compensation charges of $427,000 during 2005 in connection with this extension.

In 1985, the Company adopted an Employee Stock Purchase Plan (the “Employee Plan”).  The Employee Plan provides for the purchase by employees of the Company’s common stock at a discounted price of 85% of the market value of the shares on the date of purchase.  A total of 150,000 shares of the Company’s common stock may be purchased under the Employee Plan.  The Board of Directors in its discretion may terminate the Employee Plan at any time.  Unless sooner terminated, the Employee Plan shall terminate at the time that all of the shares of common stock available for offer under the plan have been sold under the plan.  During 2005, employees purchased 767 shares, at prices ranging from $12.21 to $15.76 per share.  Total proceeds received by the Company approximated $10,000.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE Q – RELATED PARTIES

The Company has split dollar life insurance arrangements with Howard S. Stern (including his spouse), a director and former Chairman of the Board, and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively.  Betty Meyers is a shareholder of the Company and the widow of Phillip H. Meyers, a co-founder of the Company.  The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers, a director and a principal shareholder of the Company.  Annually, through fiscal 2002, the Company paid approximately $100,000 toward the cost of each life insurance policy.  Because of the uncertainty of the treatment of split dollar life insurance policies under the Sarbanes-Oxley Act of 2002, beginning in fiscal year 2003, the Company stopped making payments toward the cost of such policies and does not anticipate making any payments in the future.

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

At May 28, 2005 and May 29, 2004, the cash surrender value of such policies aggregated $1,558,000 and $1,331,000, respectively.  At May 28, 2005 and May 29, 2004, advances of $1,000,000 are recorded in the consolidated balance sheets under the caption “Other assets”.

Effective January 1, 2002, the Company entered into an agreement with Howard Stern, under which Mr. Stern agreed to provide certain services to the Company through December 31, 2004.  The Company agreed to include Mr. Stern in its slate of directors for the 2002 annual meeting and to appoint Mr. Stern as Chairman of the Board for a one-year term beginning at that annual meeting.  So long as Mr. Stern remained Chairman of the Company, he was entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to directors for service on the board.  Under the terms of the agreement, Mr. Stern received 36 equal monthly payments of $20,833.  Mr. Stern also received other benefits and perquisites and, so long as he remained Chairman, an annual sum of up to $80,000 for reimbursement of reasonable business expenses.  This agreement expired on December 31, 2004 and was not renewed.

Two former directors provided consulting services to the Company and to the Company’s benefit plans during 2005, 2004 and 2003.  Fees for such services were approximately $290,000, $267,000 and $161,000 during 2005, 2004 and 2003, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE R – OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS

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

In the E-Z-EM segment, the Company develops, manufactures and markets medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract.  Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system.  The Company is also a third-party contract manufacturer, which enables the Company to leverage its quality control, process, automation and manufacturing capabilities.  The entire business is focused in the following general areas: CT imaging, X-ray fluoroscopy, contract manufacturing, accessory medical devices, gastroenterology, virtual colonoscopy and defense decontaminants.  The Company’s primary business activity is conducted with radiologists and hospitals throughout the U.S. and with distributors outside of the U.S.

Geographic Areas

The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

	2005	2004	2003

	(in thousands)

Net sales
U.S. operations	$90,901	$81,332	$76,972
International operations:
Canada	37,253	31,500	28,968
Other	12,008	10,044	9,741
Eliminations	(27,087)	(22,267)	(19,998)

Total net sales	$113,075	$100,609	$95,683

Long-lived assets
U.S. operations	$7,764	$7,242	$9,164
International operations:
Canada	9,752	7,689	7,645
Other	1,067	1,039	1,075

Total long-lived assets	$18,583	$15,970	$17,884

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE R – OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

Net Sales by Major Product Lines

The following table sets forth net sales to external customers by major product lines:

	2005	2004	2003

	(in thousands)

CT Imaging	$45,666	$34,398	$29,932
X-Ray Fluoroscopy	40,649	40,810	40,639
Contract Manufacturing	9,183	8,054	8,571
Accessory Medical Devices	5,328	5,351	5,392
Gastroenterology	4,627	4,246	3,877
Virtual Colonoscopy	3,654	3,698	2,610
Defense Decontaminants	956	1,164	1,410
Other	3,012	2,888	3,252

	$113,075	$100,609	$95,683

NOTE S – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for 2005 and 2004 were as follows:

	2005

	First quarter	Second quarter	Third quarter	Fourth quarter

	(in thousands, except per share data)

Net sales (1)	$24,012	$26,222	$30,833	$32,008
Gross profit (1)	10,016	11,862	12,727	13,431
Earnings from continuing operations	631	823	2,918	1,336
Earnings from discontinued operation	620	608
Net earnings	1,251	1,431	2,918	1,336
Basic earnings per common share
From continuing operations	.06	.08	.27	.12
From discontinued operation, net of income tax provision	.06	.05
Net earnings	.12	.13	.27	.12

Diluted earnings per common share (2)
From continuing operations	.06	.08	.27	.12
From discontinued operation, net of income tax provision	.05	.05
Net earnings	.11	.13	.27	.12

(1)	Reclassified to reflect the discontinued operation described in Note B.

(2)	The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 28, 2005, May 29, 2004, May 31, 2003

NOTE S – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2004

	First quarter	Second quarter	Third quarter	Fourth quarter

	(in thousands, except per share data)

Net sales (1)	$22,642	$25,287	$24,950	$27,730
Gross profit (1)	8,406	10,475	9,743	11,433
Earnings (loss) from continuing operations	(634)	1,181	548	2,503
Earnings from discontinued operation	335	588	681	1,524
Net earnings (loss)	(299)	1,769	1,229	4,027
Basic earnings (loss) per common share (2)
From continuing operations	(.06)	.11	.05	.24
From discontinued operation, net of income tax provision	.03	.06	.07	.14
Net earnings	(.03)	.17	.12	.38

Diluted earnings per common share (2)
From continuing operations	(.06)	.11	.05	.23
From discontinued operation, net of income tax provision	.03	.06	.07	.14
Net earnings	(.03)	.17	.12	.37

(1)	Reclassified to reflect the discontinued operation described in Note B.

(2)	The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

E-Z-EM, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts- describe	Deductions- describe		Balance at end of period

Allowance for doubtful accounts

Fifty-two weeks ended May 31, 2003	$619	$274		$95	(a)	$798

Fifty-two weeks ended May 29, 2004	$798	$106		$53	(a)	$851

Fifty-two weeks ended May 28, 2005	$851	$111		$93	(a)	$869

Rebate allowance

Fifty-two weeks ended May 31, 2003	$1,086	$22,919		$22,846	(b)	$1,159

Fifty-two weeks ended May 29, 2004	$1,159	$20,918		$20,466	(b)	$1,611

Fifty-two weeks ended May 28, 2005	$1,611	$21,949		$22,163	(b)	$1,397

(a)	Amounts written off as uncollectible.

(b)	Represents rebate credits issued.