Form 10-Q
period 2005-09-03
EZ EM INC
filed 2005-10-13
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-11479

                                 E-Z-EM, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1999504
———————————	——————————
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue, Lake Success, New York	11042
————————————————	———————
(Address of principal executive offices)	(Zip Code)

(516) 333-8230
———————————————————————
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	|X|	No	|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	|X|	No	|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	|_|	No	|X|

As of October 7, 2005, there were 10,843,078 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	September 3, 2005 (unaudited)	May 28, 2005 (audited)

CURRENT ASSETS
Cash and cash equivalents	$5,942	$10,183
Debt and equity securities, at fair value	18,542	18,419
Accounts receivable, principally
trade, net	21,853	17,677
Inventories, net	26,119	22,822
Refundable income taxes	856	1,444
Other current assets	4,935	4,705

Total current assets	78,247	75,250

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	13,462	13,256

INTANGIBLE ASSETS, less accumulated amortization	4,672	4,867

DEBT AND EQUITY SECURITIES, at fair value	846	746

OTHER ASSETS	9,353	7,936

NONCURRENT ASSETS HELD FOR DISPOSAL	3,553	3,593

	$110,133	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 3, 2005	May 28, 2005
	(unaudited)	(audited)

CURRENT LIABILITIES
Notes payable	$294	$347
Current maturities of long-term debt	91	99
Accounts payable	6,093	5,069
Accrued liabilities	7,766	9,916
Accrued income taxes	304	207

Total current liabilities	14,548	15,638

LONG-TERM DEBT, less current maturities	61	85

OTHER NONCURRENT LIABILITIES	4,934	4,205

Total liabilities	19,543	19,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,842,622 shares at September 3, 2005 and 10,827,772 shares at May 28, 2005 (excluding 89,205 shares held in treasury at September 3, 2005 and May 28, 2005)	1,084	1,083
Additional paid-in capital	28,974	28,478
Retained earnings	57,050	54,497
Accumulated other comprehensive income	3,482	1,662

Total stockholders’ equity	90,590	85,720

	$110,133	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in thousands, except per share data)

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004

Net sales	$34,784	$24,012
Cost of goods sold	18,911	13,996

Gross profit	15,873	10,016

Operating expenses

Selling and administrative	10,400	8,481
Plant closing and operational restructuring costs	158	601
Research and development	1,341	1,029

Total operating expenses	11,899	10,111

Operating profit (loss)	3,974	(95)

Other income (expense)
Interest income	160	67
Interest expense	(120)	(84)
Other, net	(96)	702

Earnings from continuing operations before income taxes	3,918	590

Income tax provision (benefit)	1,365	(41)

Earnings from continuing operations	2,553	631

Earnings from discontinued operation, net of income tax provision		620

NET EARNINGS	$2,553	$1,251

Basic earnings per common share
From continuing operations	$0.24	$0.06
From discontinued operation, net of income tax provision		0.06

Net earnings	$0.24	$0.12

Diluted earnings per common share
From continuing operations	$0.23	$0.06
From discontinued operation, net of income tax provision		0.05

Net earnings	$0.23	$0.11

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fourteen weeks ended September 3, 2005

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income
	Shares	Amount

Balance at May 28, 2005	10,827,772	$1,083	$28,478	$54,497	$1,662	$85,720

Exercise of stock options	14,600	1	51			52
Income tax benefits on stock options exercised			427			427
Compensation related to stock option plans, net of income tax benefit			15			15
Issuance of stock	250		3			3
Net earnings				2,553		2,553	$2,553
Unrealized holding gain on debt and equity securities					63	63	63
Foreign currency translation adjustments					1,757	1,757	1,757

Comprehensive income							$4,373

Balance at September 3, 2005	10,842,622	$1,084	$28,974	$57,050	$3,482	$90,590

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004
Cash flows from operating activities:
Net earnings	$2,553	$1,251
Earnings from discontinued operation, net of tax		(620)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	919	754
Gain on sale of investments		(718)
Provision for doubtful accounts	14	21
Tax benefit on exercise of stock options	427	103
Deferred income tax provision	4	25
Other non-cash items	23
Changes in operating assets and liabilities
Accounts receivable	(4,190)	1,783
Inventories	(3,297)	(1,251)
Other current assets	358	295
Other assets	(169)	(159)
Accounts payable	1,024	270
Accrued liabilities	(2,792)	(1,059)
Accrued income taxes	97	270
Other noncurrent liabilities	78	8
Net cash provided by operating activities of discontinued operation		290

Net cash provided by (used in) operating activities	(4,951)	1,263

Cash flows from investing activities:
Additions to property, plant and equipment, net	(414)	(1,081)
Available-for-sale securities
Purchases	(41,495)	(14,355)
Proceeds from sale	41,372	11,123
Net cash used in investing activities of discontinued operation		(261)

Net cash used in investing activities	(537)	(4,574)

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004

Cash flows from financing activities:
Repayments of debt	$(78)	$(93)
Proceeds from repayment of debt by discontinued operation		3,000
Dividends paid		(3,220)
Proceeds from exercise of stock options	52	122
Proceeds from issuance of stock in connection with the stock purchase plan	3	2
Net cash used in financing activities of discontinued operation		(29)

Net cash used in financing activities	(23)	(218)

Effect of exchange rate changes on cash and cash equivalents	1,270	574

DECREASE IN CASH AND CASH EQUIVALENTS	(4,241)	(2,955)

Cash and cash equivalents
Beginning of period	10,183	12,334

End of period	$5,942	$9,379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$125	$55

Income taxes	$378	$211

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

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

Basis of Presentation

The consolidated balance sheet as of September 3, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the period ended September 3, 2005, and the consolidated statements of earnings and cash flows for the fourteen weeks ended September 3, 2005 and thirteen weeks ended August 28, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at September 3, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed by the Company on August 11, 2005. The results of operations for the periods ended September 3, 2005 and August 28, 2004 are not necessarily indicative of the operating results for the respective full years.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics, an 80.4%-owned subsidiary, through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for the period ended August 28, 2004 within the consolidated financial statements (see Note B. Discontinued Operation). All significant intercompany balances and transactions have been eliminated.

NOTE B – DISCONTINUED OPERATION

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of certain financing costs, totaling $19,949,000 were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM’s ownership interest in AngioDynamics decreased to 80.4%.

On October 30, 2004, the Company completed the spin-off of AngioDynamics by means of a tax-free distribution of the Company’s remaining 80.4% ownership of AngioDynamics. In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. The Company made a pro rata distribution of its 9,200,000 shares of AngioDynamics common stock on October 30, 2004 to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received .856377 shares of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

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

September 3, 2005 and August 28, 2004

(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings for the period ended August 28, 2004 are as follows (amounts in thousands):

Net sales
From unaffiliated customers	$12,858
From affiliates	247

Total net sales	$13,105

Earnings before income taxes and minority interest	$1,290
Income tax provision	524

Earnings before minority interest	766
Minority interest	146

Earnings from discontinued operation	$620

NOTE C - STOCK-BASED COMPENSATION

At September 3, 2005, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the fourteen weeks ended September 3, 2005, compensation expense of $23,000 was recognized under these plans for options granted to a former director serving as a consultant.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004
	(in thousands, except per share data)

Net earnings, as reported	$2,553	$1,251
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(286)	(358)

Pro forma net earnings	$2,267	$893

Earnings per common share
Basic - as reported	$.24	$.12
Basic - pro forma	.21	.08

Diluted - as reported	$.23	$.11
Diluted - pro forma	.21	.08

During the fourteen weeks ended September 3, 2005, options for 207,500 shares were granted at $14.48 per share, options for 14,600 shares were exercised at prices ranging from $3.55 to $3.64 per share, options for 995 shares expired at $3.55 per share, and no options were forfeited under the 1983, 1984 and 2004 Stock Option Plans.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE D - EARNINGS PER COMMON SHARE

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004
	(in thousands)
Basic	10,837	10,732
Effect of dilutive securities (stock options)	163	200

Diluted	11,000	10,932

Excluded from the calculation of earnings per common share, are options to purchase 614,500 and 8,000 shares of common stock for the fourteen weeks ended September 3, 2005 and the thirteen weeks ended August 28, 2004, respectively, as their inclusion would be anti-dilutive. For the fourteen weeks ended September 3, 2005, the range of exercise prices on the excluded options was $14.23 to $14.68 per share and, for the thirteen weeks ended August 28, 2004, the exercise price on the excluded options was $18.70 per share.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004
	(in thousands)
Net earnings	$2,553	$ 1,251
Unrealized holding gain on debt and equity securities:
Arising during the period	63	375
Reclassification adjustment for gains included in net earnings		(718)
Decrease in fair value on interest rate swap arising during the period		(55)
Foreign currency translation adjustments arising during the period	1,757	876

Comprehensive income	$4,373	$ 1,729

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE F - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income, net of related tax, are as follows:

	September 3, 2005	May 28, 2005
	(in thousands)
Unrealized holding gain on debt and equity securities	$371	$308
Cumulative translation adjustments	3,111	1,354

Accumulated other comprehensive income	$3,482	$1,662

NOTE G – PLANT CLOSING AND OPERATIONAL RESTRUCTURING

In the fourth quarter of fiscal 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the fourteen weeks ended September 3, 2005 and the thirteen weeks ended August 28, 2004, project costs aggregated $158,000 and $601,000, respectively. At September 3, 2005 and May 28, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $296,000 and $598,000, respectively. The Company intends to sell the property encompassing its Westbury manufacturing facility in fiscal 2006. No loss is expected on the sale of this property, which had a carrying value of $3,553,000 at September 3, 2005 and has been reported as assets held for disposal in the accompanying balance sheet.

NOTE H - INVENTORIES

Inventories consist of the following:

	September 3, 2005	May 28, 2005
	(in thousands)
Finished goods	$10,717	$10,305
Work in process	205	573
Raw materials	15,197	11,944

	$26,119	$22,822

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE I – DEBT AND EQUITY SECURITIES

During the thirteen weeks ended August 28, 2004, the Company sold 100,000 shares of its investment in Cedara Software Corporation, resulting in a gain on sale of $718,000, which is included in the consolidated statement of earnings under the caption “Other, net”.

NOTE J – INCOME TAXES

For the thirteen weeks ended August 28, 2004, the Company reported an income tax benefit of $41,000 against earnings from continuing operations before income taxes of $590,000 due to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the thirteen weeks ended August 28, 2004.

NOTE K – CONTINGENCIES

Litigation Matters

The Company was named as a co-defendant in an action entitled Jeffrey Madison d/b/a Maqguide.com vs. Avail Medical Products, Inc. et al., Case No. 05CC03584 filed in Superior Court for the State of California, Orange County, on February 28, 2005. The complaint alleges that in March 2003, the Company sought a contract manufacturer to manufacture and supply certain medical products and the Company, acting through its agent, Sopheon Corporation, solicited Maqguide to assist in this process. The complaint alleges that, acting on this information, Maqguide contacted Avail Medical Products, Inc., or Avail, about this opportunity and helped negotiate a final agreement between the Company and Avail. The complaint further alleges that Maqguide had an agreement with Avail that required Avail to pay a commission to Maqguide upon the execution of the agreement with the Company. The complaint alleges 18 causes of action against all of the defendants, including breach of contract, breach of the covenant of good faith, quantum meruit, fraud and deceit, promissory estoppel, conspiracy and conversion. The complaint seeks compensatory, punitive and other monetary damages in an unspecified amount in excess of $25,000. The Company has engaged counsel to defend this matter and believes that the allegations against it are without merit and intends to vigorously defend this action.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE K – CONTINGENCIES (continued)

AngioDynamics and E-Z-EM were named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleged that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committed other negligent acts. The complaint sought compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’ distribution agreement with Medcomp, Medcomp was required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement, and Medcomp accepted the defense of the action. This matter has been settled and an order for dismissal with prejudice was entered into the court on August 5, 2005.

In accordance with the Master Separation and Distribution Agreement between AngioDynamics and E-Z-EM, AngioDynamics has agreed to indemnify E-Z-EM against any claims that arise out of the business operations of AngioDynamics prior to its spin-off (October 30, 2004) in which E-Z-EM is a named defendant solely because E-Z-EM was the sole stockholder of AngioDynamics.

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Other Matters

During 2004, the Company was notified by a competitor that it believed specific claims contained in issued United States patents owned by this competitor may be relevant to certain features of the Company’s electromechanical injector systems. In August 2005, the Company entered into a licensing arrangement covering the design and form of its injector systems as of the date of such agreement. At May 28, 2005, the Company recorded an estimated liability in this matter of $350,000 that the Company believes relieved it of all claims relating to prior sales.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2005 and August 28, 2004

(unaudited)

NOTE K – CONTINGENCIES (continued)

Concentration of Credit Risk

For the fourteen weeks ended September 3, 2005 and the thirteen weeks ended August 28, 2004, sales of products to SourceOne Healthcare Technologies, Inc. (“SourceOne”) represented 33% and 28% of total sales, respectively. Approximately 39% and 31% of accounts receivable pertained to SourceOne at September 3, 2005 and May 28, 2005, respectively. While the accounts receivable related to this distributor are significant, the Company does not believe the credit loss risk to be significant given the consistent payment history and credit worthiness of this distributor.

NOTE L - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the fourteen weeks ended September 3, 2005, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Cash Dividends

In June 2004, the Company’s Board of Directors declared a cash dividend of $.30 per outstanding share of the Company’s common stock. The dividend, which aggregated $3,220,000, was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors’ review of operations and financial and other conditions then prevailing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements and Risk Factors

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the risk factors that could cause actual results to differ materially are the following:

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

•	we currently purchase significant amounts of finished products, product components and raw materials from several single-source suppliers;

•

our reliance on our sole Canadian manufacturing facility to produce substantially all of our CT and X-ray fluoroscopy barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events, and also exposes us to the effects of changes in Canadian dollar – U.S. dollar exchange rate;

•	the market potential for our Reactive Skin Decontamination Lotion product is uncertain and sales in this market are complex;

•	if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

•	the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated;

•	the market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations;

•	if we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products;

•	inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline; and

•	if we incur a tax liability in connection with our spin-off of AngioDynamics, we would be required to pay a potentially significant expense, which would diminish our financial resources.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2005 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 7 of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical diagnostic oral contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists and gastroenterologists. We are focused on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT-based applications for imaging the abdominal tract. Frost & Sullivan, a leading market research firm, has estimated that CT procedures in the U.S. will grow at 11.25% compound annual growth rate over the period 2003 through 2010.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents (e.g., VoLumen) that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market several lines of CT power injectors, which are used to deliver CT contrast agents. Our Empower CT injector was recently rated Number 1 in user satisfaction among vendors of CT power injectors by MD Buyline.

In addition to our products for the radiology market, we have continued to focus our efforts in the area of healthcare decontamination. Reactive Skin

Decontamination Lotion (RSDL) is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. On April 7, 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology, principally consisting of the marketing rights to this product. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. We have begun staffing key positions within our RSDL product team.

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, we estimate that our current quarter net sales were favorably affected by $5.5 million to $6.0 million due to our ability to provide replacement products. In the fourth quarter of fiscal 2005, Mallinckrodt returned to market with one of their products. However, we have no specific knowledge of Mallinckrodt’s plans to re-enter the market with their remaining products, but we expect their re-entry shortly. We are unable to predict what effect Mallinckrodt’s return to the market will have on our business.

In the fourth quarter of fiscal 2005, we received notice of price increases from several of our single-source processed barium suppliers. While this had minimal affect on the current quarter operating results, we estimate it will increase our raw materials cost by approximately $0.8 million in fiscal 2006. We currently are evaluating various alternatives to mitigate this cost increase.

As of the end of fiscal 2005, we became subject to the accelerated filing requirements and the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002. As an accelerated filer, our quarterly and annual SEC reports are subject to more stringent filing deadlines. Additionally, under Section 404 of the Act, we are required to maintain a system of internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. During the current quarter, we dedicated significant amounts of time and resources to these compliance efforts. We incurred outside consulting and auditing costs of $102,000 in the current quarter, and we expect that our costs for continuing Sarbanes-Oxley compliance will be significant.

Results of Operations

Our quarters ended September 3, 2005 and August 28, 2004 represent fourteen weeks and thirteen weeks, respectively.

Consolidated Results of Operations

For the quarter ended September 3, 2005, we reported net earnings of $2,553,000, or $.24 and $.23 per common share on a basic and diluted basis, respectively, as compared to net earnings of $1,251,000, or $.12 and $.11 per common share on a basic and diluted basis, respectively, for the comparable period of last year.

The following table sets forth earnings from continuing operations and earnings from discontinued operation:

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004
	(in thousands)
Earnings from continuing operations	$2,553	$631
Earnings from discontinued operation		620

Net earnings	$2,553	$1,251

Our operating results are expressed as a percentage of net sales in the following table:

	Fourteen weeks ended September 3, 2005	Thirteen weeks ended August 28, 2004

Net sales	100.0%	100.0%
Cost of goods sold	54.4	58.3

Gross profit	45.6	41.7

Operating expenses
Selling and administrative	29.9	35.3
Plant closing and operational restructuring costs	0.4	2.5
Research and development	3.9	4.3

Total operating expenses	34.2	42.1

Operating profit (loss)	11.4	(0.4)

Other income (expense)
Interest income	0.5	0.3
Interest expense	(0.4)	(0.3)
Other, net	(0.3)	2.9

Earnings from continuing operations before income taxes	11.2	2.5

Income tax provision (benefit)	3.9	(0.1)

Earnings from continuing operations	7.3	2.6

Earnings from discontinued operation, net of income tax provision	—	2.6

NET EARNINGS	7.3%	5.2%

Continuing Operations

Operating results for the current quarter were favorably affected by increased sales and improved gross profit, partially offset by increased operating expenses. Results for the current quarter included $158,000 pre-tax, or $.01 per basic share, and the comparative quarter included $601,000 pre-tax, or $.04 per basic share, in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada.

Net sales for the quarter ended September 3, 2005 increased 45%, or $10,772,000, as compared to the quarter ended August 28, 2004, due to sales growth, of which we estimate from $5,500,000 to $6,000,000 was attributable to the liquid barium product recall by our principal competitor, Mallinckrodt, and the five additional shipping days in the current quarter. The increase in net sales attributable to the Mallinckrodt recall primarily affected CT imaging and X-ray fluoroscopy products. Price increases, which accounted for less than 1% of net sales for the current quarter, had minimal effect on sales since a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, CT injector systems and CT syringes totaling $7,230,000, X-ray fluoroscopy products of $1,943,000 and all other products of $1,599,000.

Net sales in international markets, including direct exports from the U.S., increased 31%, or $2,378,000, for the current quarter from the prior year’s quarter due to increased sales of defense decontaminants of $686,000, X-ray fluoroscopy products of $532,000, CT imaging products of $479,000, contract manufacturing products of $351,000 and all other products of $330,000.

The following table sets forth net sales by product category for the quarters ended September 3, 2005 and August 28, 2004:

	2005		2004
	$	%	$	%
	(dollars in thousands)
CT Imaging Contrast	$11,064	31.8	$5,470	22.8

CT Injector Systems	5,487	15.8	3,851	16.0

Total CT Imaging	16,551	47.6	9,321	38.8
X-Ray Fluoroscopy	11,538	33.2	9,595	40.0
Contract Manufacturing	1,411	4.0	1,060	4.4
Accessory Medical Devices	1,407	4.0	1,308	5.4
Gastroenterology	1,338	3.8	1,143	4.8
Virtual Colonoscopy	828	2.4	863	3.6
Defense Decontaminants	751	2.2	48	0.2
Other	960	2.8	674	2.8

	$34,784	100.0	$24,012	100.0

Gross profit, expressed as a percentage of net sales, improved to 46% for the current quarter from 42% for the comparable quarter of the prior year due primarily to favorable changes in sales product mix, increased production throughput and sales price increases, including the effects of lower distributor rebates as a percentage of sales. Favorable changes in sales product mix can be attributed, in large part, to the increased sales resulting from the Mallinckrodt recall.

Selling and administrative (“S&A”) expenses were $10,400,000 for the quarter ended September 3, 2005 compared to $8,481,000 for the quarter ended August 28, 2004. This increase of $1,919,000, or 23%, was due, in large part, to increased compensation costs, including fringe benefits, of $865,000, additional infrastructure to support our defense decontaminants business of $448,000 and outside consulting and auditing costs of $102,000 for Sarbanes-Oxley Act Section 404 compliance efforts.

Research and development (“R&D”) expenditures increased 30% for the current quarter to $1,341,000, or 4% of net sales, from $1,029,000, or 4% of net sales, for the comparable quarter of the prior year due to increased spending for a CT development project. Of the R&D expenditures for the current quarter, approximately 57% relate to X-ray fluoroscopy and CT imaging projects, 32% to general regulatory costs, 9% to gastroenterology projects and 2% to other projects. R&D expenditures are expected to continue at approximately current levels.

Other income and expenses totaled $56,000 of expense for the current quarter compared to $685,000 of income for the comparable period of last year. The comparable period of last year included a $718,000 gain on the sale of a non-core equity security.

For the quarter ended September 3, 2005, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, partially offset by tax-exempt income. For the quarter ended August 28, 2004, we reported an income tax benefit of $41,000 against earnings from continuing operations before income taxes of $590,000 due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold in the quarter ended August 28, 2004, partially offset by non-deductible expenses.

Discontinued Operation

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the date on which our spin-off of AngioDynamics was completed. Since the spin-off occurred in the second quarter of our prior year, the results for the discontinued operation were excluded from the accompanying consolidated statement of earnings for the current quarter.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings for the quarter ended August 28, 2004 are as follows (amounts in thousands):

Net sales
From unaffiliated customers	$12,858
From affiliates	247

Total net sales	$13,105

Earnings before income taxes and minority interest	$1,290
Income tax provision	524

Earnings before minority interest	766
Minority interest	146

Earnings from discontinued operation	$620

Liquidity and Capital Resources

For the quarter ended September 3, 2005, operations and capital expenditures were funded by working capital and cash reserves. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At September 3, 2005, debt (notes payable, current maturities of long-term debt and long-term debt) was $446,000, as compared to $531,000 at May 28, 2005. We have available $1,684,000 under a bank line of credit, of which no amounts were outstanding at September 3, 2005.

Our contractual obligations and their effect on liquidity and cash flows as of September 3, 2005 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of September 3, 2005
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$152	$91	$61
Notes payable	294	294
Operating leases (1)	8,379	1,770	3,381	$3,136	$92
Purchase obligations (1)	2,201	2,201
Employment contract (1)	680	680
Consulting contracts (1)	56	42	14
Other long-term liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,701	18	42	54	2,587
Asset acquisition	2,000	1,300	700
License arrangement	1,300	650	650
Accrued retirement benefits	179	43		68	68

Total	$17,942	$7,089	$4,848	$3,258	$2,747

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

At September 3, 2005, approximately $24,484,000, or 22%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.38 to 1, with net working capital of $63,699,000, at September 3, 2005, compared to the current ratio of 4.81 to 1, with net working capital of $59,612,000, at May 28, 2005. The increase in working capital is due, in large part, to increased inventory of $3,297,000, to support our increased business, and increased accounts receivable of $4,176,000, resulting from high sales volumes during the month of August. We believe that our cash reserves, cash provided from continuing operations and existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to

$3,000,000. During the quarter ended September 3, 2005, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2004, our Board of Directors declared a cash dividend of $.30 per outstanding share of our common stock. The dividend, which aggregated $3,220,000, was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended May 28, 2005. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors.

Changes in our rebate allowance for the quarter ended September 3, 2005 are as follows (amounts in thousands):

Beginning balance	$1,397
Provision for rebates	6,963
Rebate credits issued	(6,250)

Ending balance	$2,110

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

All product returns must be pre-approved by us and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining on its stated expiration date. We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $516,000 and $505,000 at September 3, 2005 and May 28, 2005, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. At September 3, 2005 and May 28, 2005, our allowance for doubtful accounts was $882,000 and $869,000, respectively. Concentration risk exists relative to our accounts receivable, as 39% and 31%, respectively, of our total accounts receivable balance at September 3, 2005 and May 28, 2005 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit loss risk to be significant given the distributor’s consistent payment history and credit worthiness.

Changes in our allowance for doubtful accounts for the quarter ended September 3, 2005 are as follows (amounts in thousands):

Beginning balance	$869
Provision for doubtful accounts	14
Write-offs	(1)

Ending balance	$882

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At September 3, 2005 and May 28, 2005, our reserve for excess and obsolete inventory was $1,960,000 and $1,902,000, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2005 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at September 3, 2005, our assets and liabilities would increase or decrease by $3,790,000 and $605,000, respectively, and our net sales and net earnings would increase or decrease by $2,608,000 and $344,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at September 3, 2005, our pre-tax earnings would be favorably or unfavorably impacted by approximately $1,002,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of September 3, 2005, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $18,385,000. The bonds bear interest at a floating rate established between seven and 35 days. For the quarter ended September 3, 2005, the after-tax interest rate on the bonds approximated 2.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $184,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $446,000 at September 3, 2005, a change in interest rates would not materially impact results of operations or financial position. At September 3, 2005, we did not maintain any variable interest rate financing.

As of September 3, 2005, we have available $1,684,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 3, 2005. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 3, 2005, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended September 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

AngioDynamics and E-Z-EM were named as co-defendants in an action entitled Duhon, et. al vs. Brezoria Kidney Center, Inc. et. al, case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleged that AngioDynamics and its co-defendants, E-Z-EM and Medical Components, Inc. or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committed other negligent acts. The complaint sought compensatory and other monetary damages in unspecified amounts. Under AngioDynamics’ distribution agreement with Medcomp, Medcomp was required to indemnify AngioDynamics against all its costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement, and Medcomp accepted the defense of the action. This matter has been settled and an order for dismissal with prejudice was entered into the court on August 5, 2005.

Certain other legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 25, 2005, the compensation committee of our board of directors approved payment under our Annual Incentive Plan (the “Plan”) of bonuses for fiscal year 2005 to our executive officers and certain other employees. The following table sets forth the fiscal 2005 bonuses for the executive officers who were included as the Named Executive Officers in our 2005 proxy statement.

Name	Position	Fiscal 2005 Bonus

Anthony A. Lombardo	President and CEO	$256,190

Jeffrey S. Peacock	Senior Vice President Global	99,828
	Scientific, Technical and
	Manufacturing Operations

Dennis J. Curtin	Senior Vice President	99,616
	Chief Financial Officer

Brad S. Schreck	Senior Vice President	95,733
	Global Marketing, Engineering and
	International Sales

Peter J. Graham	Senior Vice President	76,090
	Chief Legal Officer,
	Global Human Resources and Secretary

The Plan, which was previously adopted, provides for the payment of annual cash bonuses to our executive officers and certain other employees, based on the achievement of annually established Company financial goals and/or individual performance objectives. Our financial goals for fiscal 2005 consisted of an operating profit target, before deduction for bonuses (“operating profit”), and an increase in net sales as compared to the 2005 fiscal year budget. Individual performance objectives may be established for participants in the Plan by their supervisors, and for our President and CEO, by the compensation committee or the board of directors.

Target bonuses are set annually as a percentage of base salary. For our officers, the target bonuses for fiscal 2005 were as follows:

Target
President and CEO	55% of base salary
Senior Vice Presidents	35% of base salary
Vice Presidents	30% of base salary

The amount of the bonus earned may be more or less than the target bonus, based upon a matrix that compares actual results achieved with the established goals.

Item 6. Exhibits

No.	Description	Page

3 .1	Restated Certificate of Incorporation of the Registrant, as Amended	(a)

3 .2	Amended and Restated Bylaws of the Registrant	(b)

No.	Description	Page

10.1	Annual Incentive Plan	37

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Anthony A. Lombardo)	46

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	(Dennis J. Curtin)	48

32.1	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Anthony A. Lombardo)	50

32.2	Certification pursuant to Title 18, United States Code, Section
	1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Dennis J. Curtin)	51

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  E-Z-EM, Inc.

(Registrant)

Date October 13, 2005	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,

Chief Executive Officer, Director

Date October 13, 2005	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice

President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)