Form 10-Q
period 2005-12-03
EZ EM INC
filed 2006-01-12
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2005

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

Yes ☐           No ☒

As of January 6, 2006, there were 10,853,440 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	December 3, 2005	May 28, 2005

	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$8,441	$10,183
Debt and equity securities, at fair value	18,655	18,419
Accounts receivable, principally trade, net	22,098	17,677
Inventories, net	27,460	22,822
Refundable income taxes	1,154	1,444
Other current assets	3,691	4,705

Total current assets	81,499	75,250

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	13,377	13,256

INTANGIBLE ASSETS, less accumulated amortization	4,495	4,867

DEBT AND EQUITY SECURITIES, at fair value	1,156	746

OTHER ASSETS	9,208	7,936

NONCURRENT ASSETS HELD FOR DISPOSAL	3,554	3,593

	$113,289	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 3, 2005	May 28, 2005

	(unaudited)	(audited)
CURRENT LIABILITIES
Notes payable	$207	$347
Current maturities of long-term debt	88	99
Accounts payable	5,301	5,069
Accrued liabilities	9,013	9,916
Accrued income taxes	559	207

Total current liabilities	15,168	15,638

LONG-TERM DEBT, less current maturities	35	85

OTHER NONCURRENT LIABILITIES	5,010	4,205

Total liabilities	20,213	19,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,852,740 shares at December 3, 2005 and 10,827,772 shares at May 28, 2005 (excluding 89,205 shares held in treasury at December 3, 2005 and May 28, 2005)	1,085	1,083
Additional paid-in capital	29,243	28,478
Retained earnings	58,575	54,497
Accumulated other comprehensive income	4,173	1,662

Total stockholders’ equity	93,076	85,720

	$113,289	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen weeks ended		Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

	December 3, 2005	November 27, 2004

Net sales	$34,204	$26,222	$68,988	$50,234
Cost of goods sold	18,876	14,360	37,787	28,356

Gross profit	15,328	11,862	31,201	21,878

Operating expenses
Selling and administrative	11,415	8,788	21,815	17,269
Plant closing and operational restructuring costs (credits)	(23)	824	135	1,425
Research and development	1,414	1,469	2,755	2,498

Total operating expenses	12,806	11,081	24,705	21,192

Operating profit	2,522	781	6,496	686

Other income (expense)
Interest income	153	80	313	147
Interest expense	(121)	(81)	(241)	(165)
Other, net	(230)	324	(326)	1,026

Earnings from continuing operations before income taxes	2,324	1,104	6,242	1,694

Income tax provision	799	281	2,164	240

Earnings from continuing operations	1,525	823	4,078	1,454

Earnings from discontinued operation, net of income tax provision		608		1,228

NET EARNINGS	$1,525	$1,431	$4,078	$2,682

Basic earnings per common share
From continuing operations	$0.14	$0.08	$0.38	$0.14
From discontinued operation, net of income tax provision		0.05		0.11

Net earnings	$0.14	$0.13	$0.38	$0.25

Diluted earnings per common share
From continuing operations	$0.14	$0.08	$0.37	$0.14
From discontinued operation, net of income tax provision		0.05		0.11

Net earnings	$0.14	$0.13	$0.37	$0.25

Weighted average common shares
Basic	10,847	10,749	10,842	10,741

Diluted	11,110	10,936	11,055	10,934

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-seven weeks ended December 3, 2005
(unaudited)
(in thousands, except share data)

					Accumulated other comprehensive income
	Common stock		Additional paid-in capital	Retained earnings		Total	Comprehensive income

	Shares	Amount

Balance at May 28, 2005	10,827,772	$1,083	$28,478	$54,497	$1,662	$85,720

Exercise of stock options	16,968	1	70			71
Income tax benefits on stock options exercised			539			539
Compensation related to stock option plans, net of income tax benefit			28			28
Issuance of stock	8,000	1	128			129
Net earnings				4,078		4,078	$4,078
Unrealized holding gain on debt and equity securities					258	258	258
Foreign currency translation adjustments					2,253	2,253	2,253

Comprehensive income							$6,589

Balance at December 3, 2005	10,852,740	$1,085	$29,243	$58,575	$4,173	$93,076

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

Cash flows from operating activities:
Net earnings	$4,078	$2,682
Earnings from discontinued operation, net of tax		(1,228)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	1,887	1,515
Gain on sale of investments		(1,406)
Provision for doubtful accounts	19	48
Tax benefit on exercise of stock options	539	286
Deferred income tax provision	21	67
Stock option compensation cost	44	385
Other non-cash items	126	98
Changes in operating assets and liabilities
Accounts receivable	(4,440)	(712)
Inventories	(4,638)	(4,607)
Other current assets	1,304	486
Other assets	(164)	(315)
Accounts payable	232	190
Accrued liabilities	(1,545)	(52)
Accrued income taxes	352	30
Other noncurrent liabilities	155	74
Net cash provided by operating activities of discontinued operation		567

Net cash used in operating activities	(2,030)	(1,892)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(966)	(2,234)
Available-for-sale securities
Purchases	(89,650)	(18,280)
Proceeds from sale	89,414	15,926
Net cash used in investing activities of discontinued operation		(11,140)

Net cash used in investing activities	(1,202)	(15,728)

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

Cash flows from financing activities:
Repayments of debt	$(163)	$(183)
Proceeds from issuance of debt		92
Proceeds from repayment of debt by discontinued operation		3,000
Dividends paid		(3,220)
Proceeds from exercise of stock options	71	225
Proceeds from issuance of stock in connection with the stock purchase plan	3	6
Cash distributed with discontinued operation		(8,453)
Net cash provided by financing activities of discontinued operation		18,958

Net cash provided by (used in) financing activities	(89)	10,425

Effect of exchange rate changes on cash and cash equivalents	1,579	2,685

DECREASE IN CASH AND CASH EQUIVALENTS	(1,742)	(4,510)

Cash and cash equivalents
Beginning of period	10,183	12,334

End of period	$8,441	$7,824

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$135	$69

Income taxes	$1,056	$1,526

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
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

Basis of Presentation

The consolidated balance sheet as of December 3, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-seven weeks ended December 3, 2005, and the consolidated statements of earnings and cash flows for the periods ended December 3, 2005 and November 27, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at December 3, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed by the Company on August 11, 2005. The results of operations for the periods ended December 3, 2005 and November 27, 2004 are not necessarily indicative of the operating results for the respective full years.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics, an 80.4%-owned subsidiary, through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for the periods ended November 27, 2004 within the consolidated financial statements (see Note B. Discontinued Operation). All significant intercompany balances and transactions have been eliminated.

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

December 3, 2005 and November 27, 2004
(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended November 27, 2004	Twenty-six weeks ended November 27, 2004

	(in thousands)
Net sales
From unaffiliated customers	$9,484	$22,342
From affiliates	173	420

Total net sales	$9,657	$22,762

Earnings before income taxes and minority interest	$1,338	$2,628
Income tax provision	579	1,103

Earnings before minority interest	759	1,525
Minority interest	151	297

Earnings from discontinued operation	$608	$1,228

For the thirteen weeks ended November 27, 2004, the results of operations for AngioDynamics represented nine weeks’ activity. For the twenty-six weeks ended November 27, 2004, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

NOTE C - STOCK-BASED COMPENSATION

At December 3, 2005, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the thirteen weeks ended December 3, 2005 and November 27, 2004, compensation expense of $21,000 and $385,000, respectively, was recognized under these plans for options granted to a former director serving as a consultant. For the twenty-seven weeks ended December 3, 2005 and the twenty-six weeks ended November 27, 2004, compensation expense of $44,000 and $385,000, respectively, was recognized under these plans for options granted to a former director serving as a consultant.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	Thirteen weeks ended		Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

	December 3, 2005	November 27, 2004

	(in thousands, except per share data)

Net earnings, as reported	$1,525	$1,431	$4,078	$2,682
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(272)	(222)	(558)	(580)

Pro forma net earnings	$1,253	$1,209	$3,520	$2,102

Earnings per common share
Basic - as reported	$.14	$.13	$.38	$.25
Basic - pro forma	.12	.11	.32	.20

Diluted - as reported	$.14	$.13	$.37	$.25
Diluted - pro forma	.11	.11	.32	.19

During the twenty-seven weeks ended December 3, 2005, options for 207,500 shares were granted at $14.48 per share, options for 16,968 shares were exercised at prices ranging from $3.55 to $14.23 per share, options for 995 shares expired at $3.55 per share, and no options were forfeited under the 1983, 1984 and 2004 Stock Option Plans.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

	December 3, 2005	November 27, 2004

	(in thousands)

Basic	10,847	10,749	10,842	10,741
Effect of dilutive securities (stock options)	263	187	213	193

Diluted	11,110	10,936	11,055	10,934

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

December 3, 2005 and November 27, 2004
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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on the Company’s financial condition or results of operations commencing with the fiscal quarter ending September 2, 2006.

On December 31, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). This staff position provides accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company is currently evaluating all available U.S. Treasury guidance.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

	December 3, 2005	November 27, 2004

	(in thousands)

Net earnings	$1,525	$1,431	$4,078	$2,682
Unrealized holding gain on debt and equity securities:
Arising during the period	195	776	258	1,151
Reclassification adjustment for gains included in net earnings		(688)		(1,406)
Decrease in fair value on interest rate swap arising during the period				(55)
Foreign currency translation adjustments arising during the period	496	3,277	2,253	4,153

Comprehensive income	$2,216	$4,796	$6,589	$6,525

The components of accumulated other comprehensive income, net of related tax, are as follows:

	December 3, 2005	May 28, 2005

	(in thousands)

Unrealized holding gain on debt and equity securities	$566	$308
Cumulative translation adjustments	3,607	1,354

Accumulated other comprehensive income	$4,173	$1,662

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE G – PLANT CLOSING AND OPERATIONAL RESTRUCTURING

In the fourth quarter of fiscal 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the twenty-seven weeks ended December 3, 2005 and the twenty-six weeks ended November 27, 2004, project costs aggregated $135,000 and $1,425,000, respectively. At December 3, 2005 and May 28, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $132,000 and $598,000, respectively. On November 30, 2005, the Company entered into an agreement to sell the property encompassing its Westbury manufacturing facility for $5,100,000 and expects to complete the sale by the end of January 2006. As a result, no loss is expected on the sale of this property, which had a carrying value of $3,554,000 at December 3, 2005 and has been reported as assets held for disposal in the accompanying balance sheet.

NOTE H - INVENTORIES

Inventories consist of the following:

	December 3, 2005	May 28, 2005

	(in thousands)

Finished goods	$12,220	$10,305
Work in process	157	573
Raw materials	15,083	11,944

	$27,460	$22,822

NOTE I – DEBT AND EQUITY SECURITIES

During the thirteen and twenty-six weeks ended November 27, 2004, the Company sold 100,000 shares and 200,000 shares, respectively, of its investment in Cedara Software Corporation. The Company recognized gains on these sales totaling $688,000 and $1,406,000, respectively, during the thirteen and twenty-six weeks ended November 27, 2004, which are included in the consolidated statements of earnings under the caption “Other, net”.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE J – INCOME TAXES

For the thirteen weeks ended November 27, 2004, the Company’s effective tax rate of 25% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security, partially offset by non-deductible expenses. For the twenty-six weeks ended November 27, 2004, the Company’s effective tax rate of 14% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

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

December 3, 2005 and November 27, 2004
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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2005 and November 27, 2004
(unaudited)

NOTE K – CONTINGENCIES (continued)

Concentration of Credit Risk

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the U.S. For the twenty-seven weeks ended December 3, 2005 and the twenty-six weeks ended November 27, 2004, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 38% and 36% of total sales, respectively. Approximately 37% of accounts receivable pertained to Merry X-Ray at December 3, 2005 and approximately 6% and 31% of accounts receivable pertained to Merry X-Ray and SourceOne, respectively, at May 28, 2005. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

NOTE L - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the twenty-seven weeks ended December 3, 2005, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

•

we sell our products in the U.S. through a network of approximately 150 distributors, although one distributor accounted for approximately 37% of our net sales in fiscal 2005, which exposes us to a concentration of credit risk;

•	the market potential for our Reactive Skin Decontamination Lotion product is uncertain and sales in this market are complex;

•	if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

•	if we fail to adequately protect our intellectual property rights, our business may suffer;

•	the adoption rate of virtual colonoscopy as a screening modality for colon cancer continues to be slower than we anticipated;

•	if we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products;

•	inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline; and

•	if we incur a tax liability in connection with our spin-off of AngioDynamics, we would be required to pay a potentially significant expense, which would diminish our financial resources.

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

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents (e.g., VoLumen) that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market a line of CT power injectors, that deliver CT contrast agents.

We recently introduced our IRiSCTTM software technology at the Radiological Society of North America convention.  We believe this software platform is the first contrast information management system to be brought to market, and will enhance both the clinical and operational efficiency of our CT power injectors. The platform allows for multiple Empower CT power injectors to be networked to a central computer database. Injector performance and contrast utilization data is collected on a real-time basis and is automatically transferred to a central database for remote review. This information can be used to evaluate and quantify the clinical aspects of the injector’s performance, thus enabling more effective and productive use in treating patients.

In addition to our products for the radiology market, we have continued to focus our efforts in the area of defense decontaminants. Reactive Skin Decontamination Lotion (RSDL) is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. On April 7, 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology, principally consisting of the marketing rights to this product. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. We are continuing to staff key positions within our RSDL product team.

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, we estimate that our current quarter net sales were favorably affected by $3.0 million to $3.2 million and our current six-month net sales were favorably affected by $8.5 million to $9.2 million due to our ability to provide replacement products. In the fourth quarter of our fiscal 2005, Mallinckrodt returned to market with one of their products. However, we have no specific knowledge of Mallinckrodt’s plans to re-enter the market with their remaining products, but we expect their re-entry shortly. We are unable to predict the extent of the effect that Mallinckrodt’s return to the market will have on our business.

Results of Operations

Quarters ended December 3, 2005 and November 27, 2004

Our quarters ended December 3, 2005 and November 27, 2004 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended December 3, 2005, we reported net earnings of $1,525,000, or $.14 per common share on both a basic and diluted basis, as compared to net earnings of $1,431,000, or $.13 per common share on both a basic and diluted basis, for the comparable period of last year.

The following table sets forth earnings from continuing operations and earnings from discontinued operation:

	Thirteen weeks ended

	December 3,	November 27,
	2005	2004

	(in thousands)

Earnings from continuing operations	$1,525	$823
Earnings from discontinued operation		608

Net earnings	$1,525	$1,431

Our operating results are expressed as a percentage of net sales in the following table:

	Thirteen weeks ended

	December 3,	November 27,
	2005	2004

Net sales	100.0%	100.0%
Cost of goods sold	55.2	54.8

Gross profit	44.8	45.2

Operating expenses
Selling and administrative	33.4	33.5
Plant closing and operational restructuring costs (credits)	(0.1)	3.1
Research and development	4.1	5.6

Total operating expenses	37.4	42.2

Operating profit	7.4	3.0

Other income (expense)
Interest income	0.5	0.3
Interest expense	(0.4)	(0.3)
Other, net	(0.7)	1.2

Earnings from continuing operations before income taxes	6.8	4.2

Income tax provision	2.3	1.1

Earnings from continuing operations	4.5	3.1

Earnings from discontinued operation, net of income tax provision		2.3

NET EARNINGS	4.5%	5.4%

Continuing Operations

Operating results for the current quarter were favorably affected by increased sales and gross profit, partially offset by increased operating expenses. Results for the comparable quarter of last year included $824,000 pre-tax, or $.05 per basic share, in plant closing and operational restructuring costs incurred in moving our powder-based barium production to our manufacturing facility in Montreal, Canada.

Net sales for the quarter ended December 3, 2005 increased 30%, or $7,982,000, as compared to the quarter ended November 27, 2004, due to sales growth, of which we estimate from $3,000,000 to $3,200,000 was attributable to the liquid barium product recall by our principal competitor, Mallinckrodt. The increase in net sales attributable to the Mallinckrodt recall affected both CT imaging and X-ray fluoroscopy product categories. Price increases accounted for less than 1% of net sales for the current quarter, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $3,116,000, X-ray fluoroscopy products of $2,470,000 and all other products of $2,396,000.

Net sales in international markets, including direct exports from the U.S., increased 19%, or $1,814,000, for the current quarter from the prior year’s quarter due to increased sales of defense decontaminants of $857,000, X-ray fluoroscopy products of $497,000, CT imaging products of $205,000 and all other products of $255,000.

The following table sets forth net sales by product category for the quarters ended December 3, 2005 and November 27, 2004:

	2005		2004

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$8,194	24.0	$5,944	22.7
CT Injector Systems	5,346	15.6	4,480	17.1

Total CT Imaging	13,540	39.6	10,424	39.8
X-Ray Fluoroscopy	12,342	36.1	9,872	37.6
Contract Manufacturing	2,724	8.0	1,595	6.1
Accessory Medical Devices	1,337	3.9	1,359	5.2
Gastroenterology	1,200	3.5	1,130	4.3
Virtual Colonoscopy	1,079	3.1	890	3.4
Defense Decontaminants	1,063	3.1	193	0.7
Other	919	2.7	759	2.9

	$34,204	100.0	$26,222	100.0

Gross profit, expressed as a percentage of net sales, was 45% for both the current quarter and the comparable quarter of the prior year. Favorable changes in sales product mix and sales price increases, including the effects of lower distributor rebates as a percentage of sales, offset the effects of raw material cost increases. Favorable changes in sales product mix can be attributed, in part, to the increased sales resulting from the Mallinckrodt recall.

Selling and administrative (“S&A”) expenses were $11,415,000 for the quarter ended December 3, 2005 compared to $8,788,000 for the quarter ended November 27, 2004. This increase of $2,627,000, or 30%, was due, in large part, to: i) increased compensation costs, including fringe benefits, of $794,000; ii) additional infrastructure to support our defense decontaminants business of $670,000; iii) costs of $442,000 associated with our participation in the Radiological Society of North America convention (this convention occurred in the last month of our current fiscal quarter and the first month of our third fiscal quarter of the prior year); and iv) outside consulting and auditing costs of $95,000 for Sarbanes-Oxley Act Section 404 compliance.

Research and development (“R&D”) expenditures decreased 4% for the current quarter to $1,414,000, or 4% of net sales, from $1,469,000, or 6% of net sales, for the comparable quarter of the prior year due primarily to decreased spending relating to virtual colonoscopy projects of $159,000 and gastroenterology projects of $150,000, partially offset by increased general regulatory costs of $135,000 and increased spending relating to X-ray fluoroscopy and CT imaging projects of $123,000. Of the R&D expenditures for the current quarter, approximately 53% related to X-ray fluoroscopy and CT imaging projects, 34% to general regulatory costs, 8% to gastroenterology projects and 5% to other projects. R&D expenditures are expected to continue at approximately current levels.

Other income and expenses totaled $198,000 of expense for the current quarter compared to $323,000 of income for the comparable period of last year. The comparable period of last year included gains of $688,000 on the sales of a non-core equity security.

For the quarter ended December 3, 2005, our effective tax rate of 34% equaled the Federal statutory tax rate as the effects of non-deductible expenses offset tax-exempt income. For the quarter ended November 27, 2004, our effective tax rate of 25% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the quarter, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

Discontinued Operation

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the date on which our spin-off of AngioDynamics was completed. Since the spin-off occurred in the second quarter of our prior fiscal year, the results for the discontinued operation were excluded from the accompanying consolidated statement of earnings for the current quarter.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings for the nine weeks ended October 30, 2004 are as follows (amounts in thousands):

Net sales
From unaffiliated customers	$9,484
From affiliates	173

Total net sales	$9,657

Earnings before income taxes and minority interest	$1,338
Income tax provision	579

Earnings before minority interest	759
Minority interest	151

Earnings from discontinued operation	$608

Six months ended December 3, 2005 and November 27, 2004

Our six months ended December 3, 2005 and November 27, 2004 represent twenty-seven weeks and twenty-six weeks, respectively.

Consolidated Results of Operations

For the six months ended December 3, 2005, we reported net earnings of $4,078,000, or $.38 and $.37 per common share on a basic and diluted basis, respectively, compared to net earnings of $2,682,000, or $.25 per common share on both a basic and diluted basis, for the comparable period of last year.

The following table sets forth earnings from continuing operations and earnings from discontinued operation:

	Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

	(in thousands)

Earnings from continuing operations	$4,078	$1,454
Earnings from discontinued operation		1,228

Net earnings	$4,078	$2,682

Our operating results are expressed as a percentage of net sales in the following table:

	Twenty-seven weeks ended December 3, 2005	Twenty-six weeks ended November 27, 2004

Net sales	100.0%	100.0%
Cost of goods sold	54.8	56.4

Gross profit	45.2	43.6

Operating expenses
Selling and administrative	31.6	34.4
Plant closing and operational restructuring costs	0.2	2.8
Research and development	4.0	5.0

Total operating expenses	35.8	42.2

Operating profit	9.4	1.4

Other income (expense)
Interest income	0.4	0.3
Interest expense	(0.3)	(0.3)
Other, net	(0.5)	2.0

Earnings from continuing operations before income taxes	9.0	3.4

Income tax provision	3.1	0.5

Earnings from continuing operations	5.9	2.9

Earnings from discontinued operation, net of income tax provision		2.4

NET EARNINGS	5.9%	5.3%

Continuing Operations

Operating results for the current period were favorable affected by increased sales and improved gross profit, partially offset by increased operating expenses. Results for the current six months included $135,000 pre-tax, or $.01 per basic share, and the comparable period of last year included $1,425,000 pre-tax, or $.09 per basic share, in plant closing and operational restructuring costs incurred in moving our powder-based barium production to our manufacturing facility in Montreal, Canada.

Net sales for the six months ended December 3, 2005 increased 37%, or $18,754,000, compared to the six months ended November 27, 2004, due to sales growth, of which we estimate from $8,500,000 to $9,200,000 was attributable to the liquid barium product recall by our principal competitor, Mallinckrodt, and the additional week in the current reporting period. The increase in net sales attributable to the Mallinckrodt recall affected both CT imaging and X-ray fluoroscopy product categories. Price increases accounted for less than 1% of net sales for the current period, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $10,346,000, X-ray fluoroscopy products of $4,413,000 and all other products of $3,995,000.

Net sales in international markets, including direct exports from the U.S., increased 24%, or $4,192,000, for the current period from the comparable prior year period due to increased sales of defense decontaminants of $1,543,000, X-ray fluoroscopy products of $1,029,000, CT imaging products of $684,000, virtual colonoscopy products of $362,000, contract manufacturing products of $348,000 and all other products of $226,000.

The following table sets forth net sales by product category for the six months ended December 3, 2005 and November 27, 2004:

	2005		2004

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$19,258	27.9	$11,414	22.7
CT Injector Systems	10,833	15.7	8,331	16.6

Total CT Imaging	30,091	43.6	19,745	39.3
X-Ray Fluoroscopy	23,880	34.6	19,467	38.8
Contract Manufacturing	4,135	6.0	2,655	5.3
Accessory Medical Devices	2,744	4.0	2,667	5.3
Gastroenterology	2,538	3.7	2,273	4.5
Virtual Colonoscopy	1,907	2.8	1,753	3.5
Defense Decontaminants	1,814	2.6	241	0.5
Other	1,879	2.7	1,433	2.8

	$68,988	100.0	$50,234	100.0

Gross profit, expressed as a percentage of net sales, improved to 45% for the current period from 44% for the comparable period of the prior year due primarily to favorable changes in sales product mix, increased production throughput and sales price increases, including the effects of lower distributor rebates as a percentage of sales, partially offset by raw material cost increases. Favorable changes in sales product mix can be attributed, in part, to the increased sales resulting from the Mallinckrodt recall.

S&A expenses were $21,815,000 for the six months ended December 3, 2005 compared to $17,269,000 for the six months ended November 27, 2004. This increase of $4,546,000, or 26%, was due, in large part, to: i) increased compensation costs, including fringe benefits, of $1,659,000; ii) additional infrastructure to support our defense decontaminants business of $1,118,000; iii) costs of $442,000 associated with our participation in the Radiological Society of North America convention (this convention occurred in the last month of our current fiscal quarter and the first month of our third fiscal quarter of the prior year); and iv) outside consulting and auditing costs of $207,000 for Sarbanes-Oxley Act Section 404 compliance. The comparable period of the prior year included a non-cash compensation charge of $385,000 resulting from the modification of certain stock options previously granted to one of our former directors.

R&D expenditures increased 10% for the current period to $2,755,000, or 4% of net sales, from $2,498,000, or 5% of net sales, for the comparable period of the prior year due primarily to increased spending relating to X-ray fluoroscopy and CT imaging projects of $378,000 and increased general regulatory costs of $225,000, partially offset by decreased spending relating to virtual colonoscopy projects of $172,000 and gastroenterology projects of $158,000. Of the R&D expenditures for the current period, approximately 55% related to X-ray fluoroscopy and CT imaging projects, 33% to general regulatory costs, 9% to gastroenterology projects and 3% to other projects.

Other income and expenses totaled $254,000 of expense for the current period compared to $1,008,000 of income for the comparable period of last year. The comparable period of last year included gains of $1,406,000 on the sales of a non-core equity security.

For the six months ended December 3, 2005, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, partially offset by tax-exempt income. For the six months ended November 27, 2004, our effective tax rate of 14% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to an impairment of a non-core equity security, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

Discontinued Operations

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the date on which our spin-off of AngioDynamics was completed. Since the spin-off occurred in the second quarter of our prior fiscal year, the results for the discontinued operation were excluded from the accompanying consolidated statement of earnings for the current period.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings for the twenty-two weeks ended October 30, 2004 are as follows (amounts in thousands):

Net sales
From unaffiliated customers	$22,342
From affiliates	420

Total net sales	$22,762

Earnings before income taxes and minority interest	$2,628
Income tax provision	1,103

Earnings before minority interest	1,525
Minority interest	297

Earnings from discontinued operation	$1,228

Liquidity and Capital Resources

For the six months ended December 3, 2005, operations and capital expenditures were funded by working capital and cash reserves. Our policy has generally been to fund operations and capital requirements without incurring significant debt. As of December 3, 2005, debt (notes payable, current maturities of long-term debt and long-term debt) was $330,000, as compared to $531,000 at May 28, 2005. We have available $1,723,000 under a bank line of credit, of which no amounts were outstanding at December 3, 2005.

Our contractual obligations and their effect on liquidity and cash flows as of December 3, 2005 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of December 3, 2005

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$123	$88	$35
Notes payable	207	207
Operating leases (1)	7,960	1,766	3,375	$2,754	$65
Purchase obligations (1)	2,097	2,097
Employment contract (1)	680	680
Consulting contracts (1)	46	42	4
Other long-term liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,767	19	43	55	2,650
Asset acquisition	1,400	700	700
License arrangement	1,300	650	650

Accrued retirement benefits	163	40		62	61

Total	$16,743	$6,289	$4,807	$2,871	$2,776

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

At December 3, 2005, approximately $27,096,000, or 24%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.37 to 1, with net working capital of $66,331,000, at December 3, 2005, compared to the current ratio of 4.81 to 1, with net working capital of $59,612,000, at May 28, 2005. The increase in working capital is due, in large part, to increased inventory of $4,638,000, to support our increased business, and increased accounts receivable of $4,421,000, resulting from increased sales. We believe that our cash reserves, cash provided from continuing operations and existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the six months ended December 3, 2005, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Changes in our rebate allowance for the six months ended December 3, 2005 are as follows (amounts in thousands):

Beginning balance	$1,397
Provision for rebates	12,835
Rebate credits issued	(12,424)

Ending balance	$1,808

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $519,000 and $505,000 at December 3, 2005 and May 28, 2005, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. At December 3, 2005 and May 28, 2005, our allowance for doubtful accounts was $879,000 and $869,000, respectively. Concentration risk exists relative to our accounts receivable, as 37% of our total accounts receivable balance at December 3, 2005 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the six months ended December 3, 2005 are as follows (amounts in thousands):

Beginning balance	$869
Provision for doubtful accounts	19
Write-offs	(9)

Ending balance	$879

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At December 3, 2005 and May 28, 2005, our reserve for excess and obsolete inventory was $1,910,000 and $1,902,000, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on our financial condition or results of operations commencing with the fiscal quarter ending September 2, 2006.

On December 31, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). This staff position provides accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at December 3, 2005, our assets and liabilities would increase or decrease by $4,162,000 and $681,000, respectively, and our net sales and net earnings would increase or decrease by $2,930,000 and $376,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies versus the U.S. dollar of 10% at December 3, 2005, our pre-tax earnings would be favorably or unfavorably impacted by approximately $852,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of December 3, 2005, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $18,500,000. The bonds bear interest at a floating rate established between seven and 35 days. For the six months ended December 3, 2005, the after-tax interest rate on the bonds approximated 2.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $185,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $330,000 at December 3, 2005, a change in interest rates would not materially impact results of operations or financial position. At December 3, 2005, we did not maintain any variable interest rate financing.

As of December 3, 2005, we have available $1,723,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 3, 2005. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 3, 2005, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On November 1, 2005, we issued 1,750 shares of common stock to our Chairman of the Board, Paul S. Echenberg, and 1,000 shares of common stock to each of the following directors: Robert J. Beckman, James L. Katz, David P. Meyers, John T. Preston, Howard S. Stern and George P. Ward. All such shares were issued in consideration for services rendered as directors and were issued pursuant to Section 4(2) of the Securities Act of 1933. The basis upon which the exemption is claimed is that the shares were issued only to our directors in transactions not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 19, 2005, the following persons were elected as directors of the Company:

               Class III Directors:   (until the 2008 Annual Meeting)

                       David P. Meyers
                       Howard S. Stern
                       George P. Ward

In this election, 7,923,849, 7,921,149 and 8,055,177 votes were cast for Mr. Meyers, Mr. Stern and Mr. Ward, respectively, and 330,913, 333,613 and 199,585 shares were withheld from voting for Mr. Meyers, Mr. Stern and Mr. Ward, respectively.

The action of the Board of Directors in appointing Grant Thornton LLP as our independent registered public accounting firm for our fiscal year ending June 3, 2006 was ratified by a vote of 8,250,947 in favor, 1,736 against and 2,079 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as Amended	(a)

3.2	Amended and Restated Bylaws of the Registrant	(b)

10.1	Agreement for Purchase and Sale dated November 30, 2005 by and between E-Z-EM, Inc. and B&R Machine Tool Corp.	(c)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	39

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	41

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	43

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	44

	(a) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

	(b) Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

	(c) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date	January 12, 2006	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director

Date	January 12, 2006	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)