Form 10-Q
period 2006-03-04
EZ EM INC
filed 2006-04-13
CIK 727008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐      Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 7, 2006, there were 10,857,140 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	March 4, 2006	May 28, 2005
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$4,880	$10,183
Debt and equity securities, at fair value	26,807	18,419
Accounts receivable, principally trade, net	22,538	17,677
Inventories, net	27,462	22,822
Refundable income taxes	2,363	1,444
Other current assets	5,581	4,705

Total current assets	89,631	75,250

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	12,972	13,256

INTANGIBLE ASSETS, less accumulated amortization	4,309	4,867

DEBT AND EQUITY SECURITIES, at fair value	1,381	746

OTHER ASSETS	10,192	7,936

NONCURRENT ASSETS HELD FOR DISPOSAL		3,593

Total assets	$118,485	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 4, 2006	May 28, 2005
	(unaudited)	(audited)

CURRENT LIABILITIES
Notes payable	$170	$347
Current maturities of long-term debt	80	99
Accounts payable	4,541	5,069
Accrued liabilities	10,611	9,916
Accrued income taxes	143	207

Total current liabilities	15,545	15,638

LONG-TERM DEBT, less current maturities	23	85

OTHER NONCURRENT LIABILITIES	4,136	4,205

Total liabilities	19,704	19,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,857,140 shares at March 4, 2006 and 10,827,772 shares at May 28, 2005 (excluding 89,205 shares held in treasury at March 4, 2006 and May 28, 2005)	1,086	1,083
Additional paid-in capital	29,642	28,478
Retained earnings	62,917	54,497
Accumulated other comprehensive income	5,136	1,662

Total stockholders’ equity	98,781	85,720

Total liabilities and stockholders’ equity	$118,485	$105,648

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005
	March 4, 2006	February 26, 2005

Net sales	$32,265	$30,833	$101,253	$81,067
Cost of goods sold	19,487	18,106	57,274	46,462

Gross profit	12,778	12,727	43,979	34,605

Operating expenses
Selling and administrative	10,094	8,923	31,909	26,192
Plant closings and operational restructuring costs	218	649	353	2,074
Gain on sale of real property	(1,205)		(1,205)
Research and development	1,563	1,421	4,318	3,919

Total operating expenses	10,670	10,993	35,375	32,185

Operating profit	2,108	1,734	8,604	2,420

Other income (expense)
Interest income	230	83	543	230
Interest expense	(102)	(84)	(343)	(249)
Other, net	148	1,496	(178)	2,522

Earnings from continuing operations before income taxes	2,384	3,229	8,626	4,923

Income tax provision (benefit)	(1,958)	311	206	551

Earnings from continuing operations	4,342	2,918	8,420	4,372

Earnings from discontinued operation, net of income tax provision				1,228

NET EARNINGS	$4,342	$2,918	$8,420	$5,600

Basic earnings per common share
From continuing operations	$0.40	$0.27	$0.78	$0.41
From discontinued operation, net of income tax provision				0.11

Net earnings	$0.40	$0.27	$0.78	$0.52

Diluted earnings per common share
From continuing operations	$0.39	$0.27	$0.76	$0.40
From discontinued operation, net of income tax provision				0.11

Net earnings	$0.39	$0.27	$0.76	$0.51

Weighted average common shares
Basic	10,855	10,772	10,846	10,751

Diluted	11,190	10,960	11,100	10,943

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Forty weeks ended March 4, 2006

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income
	Shares	Amount

Balance at May 28, 2005	10,827,772	$1,083	$28,478	$54,497	$1,662	$85,720

Exercise of stock options	21,368	2	132			134
Income tax benefits on stock options exercised			863			863
Compensation related to stock option plans, net of income tax benefit			41			41
Issuance of stock	8,000	1	128			129
Net earnings				8,420		8,420	$8,420
Unrealized holding gain on debt and equity securities					400	400	400
Foreign currency translation adjustments					3,074	3,074	3,074

Comprehensive income							$11,894

Balance at March 4, 2006	10,857,140	$1,086	$29,642	$62,917	$5,136	$98,781

The accompanying notes are an integral part of this statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005

Cash flows from operating activities:
Net earnings	$8,420	$5,600
Earnings from discontinued operation, net of tax		(1,228)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,732	2,262
Impairment of long-lived assets	257
Gain on sale of assets	(1,164)
Gain on sale of investments		(2,385)
Provision for doubtful accounts	45	69
Tax benefit on exercise of stock options	863	1,217
Deferred income tax provision (benefit)	(1,288)	81
Stock option compensation cost	65	406
Other non-cash items	126	98
Changes in operating assets and liabilities
Accounts receivable	(4,906)	(4,623)
Inventories	(4,640)	(3,440)
Other current assets	(1,822)	(913)
Other assets	112	(473)
Accounts payable	(528)	2,397
Accrued liabilities	(95)	778
Accrued income taxes	(64)	31
Other noncurrent liabilities	54	184
Net cash provided by operating activities of discontinued operation		567

Net cash provided by (used in) operating activities	(1,833)	628

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,314)	(2,997)
Proceeds from sale of assets	4,774
Advanced royalty fee	(650)
Purchase of intangible assets		(555)
Proceeds from sale of investment at cost		575
Investment at cost		(90)
Available-for-sale securities
Purchases	(142,085)	(23,545)
Proceeds from sale	133,697	23,108
Net cash used in investing activities of discontinued operation		(11,140)

Net cash used in investing activities	(5,578)	(14,644)

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005

Cash flows from financing activities:
Repayments of debt	$(230)	$(263)
Proceeds from issuance of debt		93
Proceeds from repayment of debt by discontinued operation		3,000
Dividends paid		(3,220)
Proceeds from exercise of stock options	134	225
Proceeds from issuance of stock in connection with the stock purchase plan	3	10
Cash distributed with discontinued operation		(8,453)
Net cash provided by financing activities of discontinued operation		18,958

Net cash provided by (used in) financing activities	(93)	10,350

Effect of exchange rate changes on cash and cash equivalents	2,201	1,744

DECREASE IN CASH AND CASH EQUIVALENTS	(5,303)	(1,922)

Cash and cash equivalents
Beginning of period	10,183	12,334

End of period	$4,880	$10,412

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$280	$83

Income taxes (net of $2 in refunds in 2006)	$1,721	$2,013

The accompanying notes are an integral part of these statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

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

Basis of Presentation

The consolidated balance sheet as of March 4, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the forty weeks ended March 4, 2006, and the consolidated statements of earnings and cash flows for the periods ended March 4, 2006 and February 26, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at March 4, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed by the Company on August 11, 2005. The results of operations for the periods ended March 4, 2006 and February 26, 2005 are not necessarily indicative of the operating results for the respective full years.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics, an 80.4%-owned subsidiary, through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for the thirty-nine weeks ended February 26, 2005 within the consolidated financial statements (see Note B - Discontinued Operation). All significant intercompany balances and transactions have been eliminated.

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

March 4, 2006 and February 26, 2005

(unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

Thirty-nine weeks ended February 26, 2005
(in thousands)
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

NOTE C - STOCK-BASED COMPENSATION

At March 4, 2006, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For the thirteen weeks ended March 4, 2006 and February 26, 2005, compensation expense of $21,000 was recognized under these plans for options granted to a former director serving as a consultant. For the forty weeks ended March 4, 2006 and the thirty-nine weeks ended February 26, 2005, compensation expense of $65,000 and $406,000, respectively, was recognized under these plans for options granted to a former director serving as a consultant.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to key employees and to members of the Board of Directors:

	Thirteen weeks ended		Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005
	March 4, 2006	February 26, 2005
	(in thousands, except per share data)
Net earnings, as reported	$4,342	$2,918	$8,420	$5,600
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(267)	(2,124)	(825)	(2,704)

Pro forma net earnings	$4,075	$794	$7,595	$2,896

Earnings per common share
Basic - as reported	$.40	$.27	$.78	$.52
Basic - pro forma	.38	.07	.70	.27

Diluted - as reported	$.39	$.27	$.76	$.51
Diluted - pro forma	.36	.07	.68	.26

During the forty weeks ended March 4, 2006, options for 207,500 shares were granted at $14.48 per share, options for 21,368 shares were exercised at prices ranging from $3.55 to $14.23 per share, options for 995 shares expired at $3.55 per share, and options for 5,000 shares were forfeited at $14.23 per share under the 1983, 1984 and 2004 Stock Option Plans.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005
	March 4, 2006	February 26, 2005
	(in thousands)
Basic	10,855	10,772	10,846	10,751
Effect of dilutive securities (stock options)	335	188	254	192

Diluted	11,190	10,960	11,100	10,943

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

March 4, 2006 and February 26, 2005

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on the Company’s financial condition and results of operations commencing with the fiscal quarter ending September 2, 2006.

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

March 4, 2006 and February 26, 2005

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

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005
	March 4, 2006	February 26, 2005
	(in thousands)
Net earnings	$4,342	$2,918	$8,420	$5,600
Unrealized holding gain (loss) on debt and equity securities:
Arising during the period	142	(43)	400	1,108
Reclassification adjustment for gains included in net earnings		(979)		(2,385)
Decrease in fair value on interest rate swap arising during the period				(55)
Foreign currency translation adjustments arising during the period	821	(1,538)	3,074	2,615

Comprehensive income	$5,305	$358	$11,894	$6,883

The components of accumulated other comprehensive income, net of related tax, are as follows:

	March 4, 2006	May 28, 2005
	(in thousands)

Unrealized holding gain on debt and equity securities	$708	$308
Cumulative translation adjustments	4,428	1,354

Accumulated other comprehensive income	$5,136	$1,662

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE G – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURING

In February 2006, the Company’s Executive Committee of the Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The decision to close Toho resulted from an inability to generate income from operations and to grow the business due to a limited product offering and scope of operations. Also, a recent change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management plans a market withdrawal on a staged basis so that current inventory can be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities. As a result of this plan, foreign currency translation losses of $257,000 included in accumulated other comprehensive income have been charged to results of operations for the thirteen weeks ended March 4, 2006 in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of”. EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. The Company expects to incur up to an additional $400,000 in project costs, primarily severance related, over its next two fiscal quarters. The decision to close the Toho operations resulted in a deduction for U.S. Federal income tax purposes approximating $6,904,000. During the thirteen weeks ended March 4, 2006, the Company recorded a Federal tax benefit of $2,347,000 relating to this tax deduction.

In the fourth quarter of fiscal 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the forty weeks ended March 4, 2006 and the thirty-nine weeks ended February 26, 2005, project costs aggregated $96,000 and $2,074,000, respectively. At March 4, 2006 and May 28, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $0 and $598,000, respectively. On January 31, 2006, the Company completed the sale of its Westbury manufacturing facility for $5,100,000. As a result, the Company recognized a gain on the sale of this property of $1,205,000 during the thirteen weeks ended March 4, 2006.

	Remaining at May 28, 2005	Recorded	Paid	Remaining at March 4, 2006
	(in thousands)
Project costs	$598	$96	$(694)	$0

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE H - INVENTORIES

Inventories consist of the following:

	March 4, 2006	May 28, 2005
	(in thousands)
Finished goods	$12,987	$10,305
Work in process	243	573
Raw materials	14,232	11,944

	$27,462	$22,822

NOTE I – DEBT AND EQUITY SECURITIES

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

NOTE J – INCOME TAXES

For the thirteen weeks ended March 4, 2006, the Company reported an income tax benefit of $1,958,000 against earnings from continuing operations before income taxes of $2,384,000 due primarily to: i) a tax benefit of $2,347,000 associated with the closing of the Company’s Japanese subsidiary; and ii) the reversal of a valuation allowance of $496,000 relating to a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized. For the forty weeks ended March 4, 2006, the Company’s unusually low effective tax rate of 2% differed from the Federal statutory tax rate of 34% due primarily to: i) a tax benefit of $2,347,000 associated with the closing of the Company’s Japanese subsidiary; and ii) the reversal of a valuation allowance of $496,000 relating to a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized.

For the thirteen weeks ended February 26, 2005, the Company’s effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the period and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses. For the thirty-nine weeks ended February 26, 2005, the Company’s effective tax rate of 11% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the period and losses of a U.S. subsidiary which operated in Puerto Rico,

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE J – INCOME TAXES (continued)

partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE K – CONTINGENCIES (continued)

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

Concentration of Credit Risk

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the U.S. For the forty weeks ended March 4, 2006 and the thirty-nine weeks ended February 26, 2005, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 37% and 38% of total sales, respectively. Approximately 39% of accounts receivable pertained to Merry X-Ray at March 4, 2006 and approximately 6% and 31% of accounts receivable pertained to Merry X-Ray and SourceOne, respectively, at May 28, 2005. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 4, 2006 and February 26, 2005

(unaudited)

NOTE L - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the forty weeks ended March 4, 2006, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

•

our complete reliance on our Canadian manufacturing facility to produce substantially all of our CT and X-ray fluoroscopy barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events, and also exposes us to the effects of changes in Canadian dollar – U.S. dollar exchange rate;

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

•	the market potential for our Reactive Skin Decontamination Lotion product is uncertain and sales in this market are subject to complex governmental procedures;

•	if we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer;

•	if we fail to adequately protect our intellectual property rights, our business may suffer;

•	the adoption rate of virtual colonoscopy as a screening modality for colon cancer continues to be slower than we anticipated;

•	if we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products;

•	inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline; and

•	if we incur a tax liability in connection with our spin-off of AngioDynamics, we would incur a potentially significant expense, which would diminish our financial resources.

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

You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2005 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 7 of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents (e.g., VoLumen) that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market a line of CT power injectors, which are used to deliver CT contrast agents. Our Empower CT injector was recently rated number one in user satisfaction among vendors of CT power injectors by MD Buyline, a leading market research and analysis publisher covering the healthcare industry.

In November, we introduced our IRiSCTTM software technology at the Radiological Society of North America convention. We believe this software platform is the first contrast information management system to be brought to market, and that it will enhance both the clinical and operational efficiency of our CT power injectors. The platform allows for multiple Empower CT power injectors to be networked to a central computer database. Injector performance and contrast utilization data is collected on a real-time basis and is automatically transferred to a central database for remote review. This information can be used to evaluate and quantify the clinical aspects of the injector’s performance, thus enabling more effective and productive use in treating patients.

In addition to our products for the radiology market, we have continued to focus our efforts in the area of defense decontaminants. Reactive Skin Decontamination Lotion (RSDL) is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. On April 7, 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. We are continuing to staff key positions for our RSDL product team.

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, our net sales have been favorably affected by our ability to provide replacement products during the past five fiscal quarters. In the fourth quarter of our fiscal 2005, Mallinckrodt returned to market with one of their products. Subsequent to the third quarter of our fiscal 2006, Mallinckrodt began to supply several additional products to the market and we expect them to return with their remaining products shortly. We are unable to predict the extent of the effect that Mallinckrodt’s return to the market will have on our business.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The decision to close Toho resulted from an inability to generate income from operations and to grow the business due to a limited product offering and scope of operations. Also, a recent change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management plans a market withdrawal on a staged basis so that current inventory can be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities.

Results of Operations

Quarters ended March 4, 2006 and February 26, 2005

Our quarters ended March 4, 2006 and February 26, 2005 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended March 4, 2006, we reported net earnings of $4,342,000, or $.40 and $.39 per common share on a basic and diluted basis, respectively, as compared to net earnings of $2,918,000, or $.27 per common share on both a basic and diluted basis, for the comparable period of last year. Results for the current quarter included a tax benefit of $2,347,000, or $.22 per basic share, associated with the closing of our Japanese subsidiary. Results for the current quarter also included the reversal of a tax valuation allowance of $496,000, or $.05 per basic share, relating to a previously impaired, non-core equity security.

Operating results for the current quarter were favorably affected by increased sales and gross profit and decreased operating expenses. The decline in operating expenses was due to the recognition of a $1,205,000 gain on the sale of our former manufacturing facility in Westbury, N.Y. This sale was the culmination of the plan to relocate our powder-based barium production from Westbury to our manufacturing facility in Montreal, Canada. Results for the current quarter also included $257,000 in plant closing and operational restructuring costs incurred in winding down and closing our Japanese facility and a $39,000 credit associated with the relocation of our powder-based barium production. Results for the comparable quarter of last year included $649,000 in plant closing and operational restructuring costs incurred in connection with the relocation of our powder-based barium production.

Our operating results are expressed as a percentage of net sales in the following table:

	Thirteen weeks ended

	March 4, 2006	February 26, 2005

Net sales	100.0%	100.0%
Cost of goods sold	60.4	58.7

Gross profit	39.6	41.3

Operating expenses
Selling and administrative	31.3	29.0
Plant closings and operational restructuring costs	0.7	2.1
Gain on sale of real property	(3.7)
Research and development	4.8	4.6

Total operating expenses	33.1	35.7

Operating profit	6.5	5.6

Other income (expense)
Interest income	0.7	0.3
Interest expense	(0.3)	(0.3)
Other, net	0.5	4.9

Earnings before income taxes	7.4	10.5

Income tax provision (benefit)	(6.1)	1.0

NET EARNINGS	13.5%	9.5%

Net sales for the quarter ended March 4, 2006 increased 5%, or $1,432,000, as compared to the quarter ended February 26, 2005, due to organic sales growth and, to a lesser extent, price increases, which accounted for 1% of net sales for the current period, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted primarily from increased sales of CT injector systems of $1,567,000 and contract manufacturing products of $1,338,000, partially offset by a decline in sales of X-ray fluoroscopy products of $907,000 and CT imaging contrast products of $724,000. The decline in sales of X-ray fluoroscopy and CT imaging contrast products was due primarily to the consolidation of our two largest U.S. distributors resulting in lower levels of on-hand inventory.

Net sales in international markets, including direct exports from the U.S., increased 13%, or $1,306,000, for the current quarter from the prior year’s quarter due to increased sales of contract manufacturing products of $742,000, CT imaging products of $385,000 and all other products of $179,000.

The following table sets forth net sales by product category for the quarters ended March 4, 2006 and February 26, 2005:

	2006		2005
	$	%	$	%
	(dollars in thousands)
CT Imaging Contrast	$7,793	24.1	$8,517	27.6
CT Injector Systems	5,871	18.2	4,304	14.0

Total CT Imaging	13,664	42.3	12,821	41.6
X-Ray Fluoroscopy	10,079	31.2	10,986	35.6
Contract Manufacturing	4,005	12.4	2,667	8.7
Accessory Medical Devices	1,315	4.1	1,324	4.3
Gastroenterology	1,205	3.7	1,064	3.5
Virtual Colonoscopy	985	3.1	968	3.1
Defense Decontaminants	122	0.4	226	0.7
Other	890	2.8	777	2.5

	$32,265	100.0	$30,833	100.0

Gross profit, expressed as a percentage of net sales, decreased to 40% for the current quarter from 41% for the comparable quarter of the prior year due to increased materials cost primarily from our barium sulfate suppliers and increased costs associated with purchased finished products, partially offset by sales price increases. Increased finished product costs resulted primarily from finished goods purchased from our Canadian subsidiary, which were adversely affected by the continued weakening of the U.S. dollar against the Canadian dollar. Our third fiscal quarters historically have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages.

Selling and administrative (“S&A”) expenses were $10,094,000 for the quarter ended March 4, 2006, compared to $8,923,000 for the quarter ended February 26, 2005. This increase of $1,171,000, or 13%, was due primarily to additional infrastructure expenses of $520,000 to support our defense decontaminants business and increased compensation costs, including fringe benefits, of $421,000.

Research and development (“R&D”) expenditures remained at 5% of net sales and increased 10% for the current quarter to $1,563,000 from $1,421,000 for the comparable quarter of the prior year, due primarily to increased costs of $234,000 for X-ray fluoroscopy and CT imaging projects, partially offset by decreased spending in all other areas of R&D. Of the R&D expenditures for the current quarter, approximately 63% related to X-ray fluoroscopy and CT imaging projects, 26% to general regulatory costs, 7% to gastroenterology projects and 4% to other projects. R&D expenditures are expected to continue at approximately current levels.

Other income and expenses totaled $276,000 of income for the current quarter compared to $1,495,000 of income for the comparable period of last year. The comparable period of last year included a gain of $979,000 on the sale of a non-core equity security and foreign currency exchange gains of $461,000.

For the quarter ended March 4, 2006, we reported an income tax benefit of $1,958,000 against earnings from continuing operations before income taxes of $2,384,000 due primarily to: i) a tax benefit of $2,347,000 associated with the closing of our Japanese subsidiary; and ii) the reversal of a valuation allowance of $496,000 relating to a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized. For the quarter ended February 26, 2005, our effective tax rate of 10% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the quarter and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses.

Nine months ended March 4, 2006 and February 26, 2005

Our nine months ended March 4, 2006 and February 26, 2005 represent forty weeks and thirty-nine weeks, respectively.

Consolidated Results of Operations

For the nine months ended March 4, 2006, we reported net earnings of $8,420,000, or $.78 and $.76 per common share on a basic and diluted basis, respectively, compared to net earnings of $5,600,000, or $.52 and $.51 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the current period included a tax benefit of $2,347,000, or $.22 per basic share, associated with the closing of our Japanese subsidiary. Results for the current period also included the reversal of a tax valuation allowance of $496,000, or $.05 per basic share, relating to a previously impaired, non-core equity security.

The following table sets forth earnings from continuing operations and earnings from discontinued operation:

	Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005
	(in thousands)
Earnings from continuing operations	$8,420	$4,372
Earnings from discontinued operation		1,228

Net earnings	$8,420	$5,600

Our operating results are expressed as a percentage of net sales in the following table:

	Forty weeks ended March 4, 2006	Thirty-nine weeks ended February 26, 2005

Net sales	100.0%	100.0%
Cost of goods sold	56.6	57.3

Gross profit	43.4	42.7

Operating expenses
Selling and administrative	31.5	32.3
Plant closings and operational restructuring costs	0.3	2.6
Gain on sale of real property	(1.2)
Research and development	4.3	4.8

Total operating expenses	34.9	39.7

Operating profit	8.5	3.0

Other income (expense)
Interest income	0.5	0.3
Interest expense	(0.3)	(0.3)
Other, net	(0.2)	3.1

Earnings from continuing operations before income taxes	8.5	6.1

Income tax provision	0.2	0.7

Earnings from continuing operations	8.3	5.4

Earnings from discontinued operation, net of income tax provision		1.5

NET EARNINGS	8.3%	6.9%

Continuing Operations

Operating results for the current period were favorably affected by increased sales and improved gross profit, partially offset by increased operating expenses. Results for the current period included a gain of $1,205,000 on the sale of our former manufacturing facility in Westbury, N.Y. This sale was the culmination of the plan to relocate our powder-based barium production from Westbury to our manufacturing facility in Montreal, Canada. Results for the current period also included $257,000 in plant closing and operational restructuring costs incurred in winding down and closing our Japanese facility and $96,000 in costs associated with the relocation of our powder-based barium production. Results for the comparable quarter of last year included $2,074,000 in plant closing and operational restructuring costs incurred in connection with the relocation of our powder-based barium production.

Net sales for the nine months ended March 4, 2006 increased 25%, or $20,186,000, compared to the nine months ended February 26, 2005, due to organic sales growth, the Mallinckrodt liquid barium product recall, and the additional week in the current reporting period. The increase in net sales attributable to the Mallinckrodt recall affected both CT imaging and X-ray fluoroscopy product categories. Price increases accounted for less than 2% of net sales for the current period, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $11,189,000, X-ray fluoroscopy products of $3,506,000, contract manufacturing products of $2,818,000 and all other products of $2,673,000.

Net sales in international markets, including direct exports from the U.S., increased 20%, or $5,498,000, for the current period from the comparable prior year period due to increased sales of defense decontaminants of $1,576,000, contract manufacturing products of $1,090,000, CT imaging products of $1,069,000, X-ray fluoroscopy products of $828,000, virtual colonoscopy products of $583,000 and all other products of $352,000.

The following table sets forth net sales by product category for the nine months ended March 4, 2006 and February 26, 2005:

	2006		2005
	$	%	$	%
	(dollars in thousands)

CT Imaging Contrast	$27,051	26.7	$19,931	24.6
CT Injector Systems	16,704	16.5	12,635	15.6

Total CT Imaging	43,755	43.2	32,566	40.2
X-Ray Fluoroscopy	33,959	33.5	30,453	37.6
Contract Manufacturing	8,140	8.1	5,322	6.6
Accessory Medical Devices	4,059	4.0	3,991	4.9
Gastroenterology	3,743	3.7	3,337	4.1
Virtual Colonoscopy	2,892	2.9	2,721	3.3
Defense Decontaminants	1,936	1.9	467	0.6
Other	2,769	2.7	2,210	2.7

	$101,253	100.0	$81,067	100.0

Gross profit, expressed as a percentage of net sales, was 43% for both the current period and the comparable period of the prior year. Favorable changes in sales product mix and sales price increases, including the effects of lower distributor rebates as a percentage of sales, offset increased materials cost primarily from our barium sulfate suppliers and increased costs associated with purchased finished products. Favorable changes in sales product mix can be attributed, in part, to the increased sales resulting from the Mallinckrodt recall. Increased finished product costs resulted primarily from finished goods purchased from our Canadian subsidiary which were adversely affected by the continued weakening of the U.S. dollar against the Canadian dollar.

S&A expenses were $31,909,000 for the nine months ended March 4, 2006 compared to $26,192,000 for the nine months ended February 26, 2005. This increase of $5,717,000, or 22%, was due, in large part, to: i) increased compensation costs, including fringe benefits, of $2,080,000; ii) additional infrastructure expenses of $1,638,000 to support our defense decontaminants business; and iii) increased selling expenses relating to the increase in net sales. The comparable period of the prior year included a non-cash compensation charge of $406,000 resulting from the modification of certain stock options previously granted to one of our former directors.

R&D expenditures increased 10% for the current period to $4,318,000, or 4% of net sales, from $3,919,000, or 5% of net sales, for the comparable period of the prior year due primarily to increased costs of $612,000 for X-ray fluoroscopy and CT imaging projects and increased general regulatory costs of $221,000, partially offset by decreases in spending of $212,000 for virtual colonoscopy projects and $194,000 for gastroenterology projects. Of the R&D expenditures for the current period, approximately 58% related to X-ray fluoroscopy and CT imaging projects, 30% to general regulatory costs, 8% to gastroenterology projects and 4% to other projects.

Other income and expenses totaled $22,000 of income for the current period compared to $2,503,000 of income for the comparable period of last year. The comparable period of last year included gains of $2,385,000 on the sales of a non-core equity security.

For the nine months ended March 4, 2006, our unusually low effective tax rate of 2% differed from the Federal statutory tax rate of 34% due primarily to: i) a tax benefit of $2,347,000 associated with the closing of our Japanese subsidiary; and ii) the reversal of a valuation allowance of $496,000 relating to a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized. For the nine months ended February 26, 2005, our effective tax rate of 11% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance relating to a previously impaired, non-core equity security sold during the period and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

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

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statement of earnings for the thirty-nine weeks ended February 26, 2005 are as follows (amounts in thousands):

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

Liquidity and Capital Resources

For the nine months ended March 4, 2006, operations, capital expenditures and an advanced royalty fee were funded by working capital and proceeds from the sale of assets. Our policy has generally been to fund operations and capital requirements without incurring significant debt. As of March 4, 2006, debt (notes payable, current maturities of long-term debt and long-term debt) was $273,000, as compared to $531,000 at May 28, 2005. We have available $1,762,000 under a bank line of credit, of which no amounts were outstanding at March 4, 2006.

Our contractual obligations and their effect on liquidity and cash flows as of March 4, 2006 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of March 4, 2006
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$103	$80	$23
Notes payable	170	170
Operating leases (1)	7,568	1,788	3,358	$2,378	$44
Purchase obligations (1)	3,052	2,903	149
Employment contract (1)	680	680
Consulting contracts (1)	35	35
Other long-term liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,670	19	45	57	2,549
Asset acquisition	1,400	700	700
License arrangements	1,013	795	218
Accrued retirement
benefits	178	178

Total	$16,869	$7,348	$4,493	$2,435	$2,593

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

At March 4, 2006, approximately $31,687,000, or 27%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.77 to 1, with net working capital of $74,086,000, at March 4, 2006, compared to the current ratio of 4.81 to 1, with net working capital of $59,612,000, at May 28, 2005. The increase in working capital is due, in large part, to increased inventory of $4,640,000, to support our increased business, and increased accounts receivable of $4,861,000, resulting from increased sales. We believe that our cash reserves, cash provided from continuing operations and existing bank line of credit will provide sufficient liquidity to meet our current obligations for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the nine months ended March 4, 2006, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Changes in our rebate allowance for the nine months ended March 4, 2006 are as follows (amounts in thousands):

Beginning balance	$1,397
Provision for rebates	19,260
Rebate credits issued	(18,936)

Ending balance	$1,721

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;
•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $531,000 and $505,000 at March 4, 2006 and May 28, 2005, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. At March 4, 2006 and May 28, 2005, our allowance for doubtful accounts was $887,000 and $869,000, respectively. Concentration risk exists relative to our accounts receivable, as 39% of our total accounts receivable balance at March 4, 2006 is concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the nine months ended March 4, 2006 are as follows (amounts in thousands):

Beginning balance	$869
Provision for doubtful accounts	45
Write-offs	(27)

Ending balance	$887

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At March 4, 2006 and May 28, 2005, our reserve for excess and obsolete inventory was $1,912,000 and $1,902,000, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on our financial condition and results of operations commencing with the fiscal quarter ending September 2, 2006.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at March 4, 2006, our assets and liabilities would increase or decrease by $4,424,000 and $612,000, respectively, and our net sales and net earnings would increase or decrease by $3,099,000 and $289,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at March 4, 2006, our pre-tax earnings would be favorably or unfavorably impacted by approximately $716,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of March 4, 2006, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $26,660,000. The bonds bear interest at a floating rate established between seven and 35 days. For the nine months ended March 4, 2006, the after-tax interest rate on the bonds approximated 2.7%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $267,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $273,000 at March 4, 2006, a change in interest rates would not materially impact results of operations or financial position. At March 4, 2006, we did not maintain any variable interest rate financing.

As of March 4, 2006, we have available $1,762,000 under a working capital bank line of credit, of which no amounts were outstanding. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 4, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 4, 2006, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 4, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission Of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as Amended	(a)

3.2	Amended and Restated Bylaws of the Registrant	(b)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	40

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	42

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	44

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	45

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

  E-Z-EM, Inc.

(Registrant)

Date April 13, 2006	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,

Chief Executive Officer, Director

Date April 13, 2006	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice

President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)