Form 10-K
period 2006-06-03
EZ EM INC
filed 2006-08-17
CIK 727008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-11479

E-Z-EM, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-1999504

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 Marcus Avenue, Lake Success, New York	11042

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 333-8230

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.10	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐       No ☒

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

Yes ☐       No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on December 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $167,377,000. Such aggregate market value is computed by reference to the closing sale price of the registrant’s common stock as reported on the Nasdaq National Market on such date.

As of August 1, 2006, there were 10,868,374 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be held October 17, 2006 are incorporated by reference in Part III of this Form 10-K Report.

E-Z-EM, Inc. and Subsidiaries

Part I

Item 1.	Business

(a)	General Development of Business

Overview

E-Z-EM, Inc. is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. We develop, manufacture and market medical diagnostic products used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. Additionally, we sell our Reactive Skin Decontamination Lotion (RSDL) product - a liquid skin decontaminant that breaks down chemical agents such as Sarin or VX in seconds, leaving a non-toxic liquid that can be washed away with water – to the Canadian armed forces and branches of a number of other armed forces in the U.S., Europe and elsewhere. We also leverage our capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses.

We have been in business for more than 44 years. Our global headquarters are located at 1111 Marcus Avenue, Suite LL-26, Lake Success, N.Y. 11042.

Our company website address is www.ezem.com1. We make available free of charge through our website, links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Recent Developments

For fiscal 2006, our net sales increased 22%, or $25,294,000, to $138,369,000 due to organic sales growth, a liquid barium product recall by Mallinckrodt, our major U.S. competitor, an additional week in fiscal 2006 compared to fiscal 2005, and price increases. The Mallinckrodt recall resulted in net sales

[1] This website address is not intended to function as a hyperlink and information on our website is not part of this annual report on Form 10-K.

increases in both the CT imaging and X-ray fluoroscopy product categories. Price increases accounted for approximately 2½% of net sales for fiscal 2006, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase for fiscal 2006 resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $13,469,000, X-ray fluoroscopy products of $4,446,000, contract manufacturing products of $3,378,000, defense decontaminant products of $2,550,000, and all other products of $1,451,000.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. We decided to close Toho because we were unable to generate income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of fiscal 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities.

On December 28, 2005, Howard Stern, a co-founder of our company, passed away. Mr. Stern contributed many innovations to the field of radiology in his more than 40 years of leadership of E-Z-EM, in the process establishing our company as a recognized name among radiologists around the world. At the time of his death, Mr. Stern was a director of our company and Chairman Emeritus. Mr. Stern also served as our Chairman of the Board, President and Chief Executive Officer at various times since the company’s founding in 1961.

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

The following table sets forth revenues from external customers for the last three years:

	2006		2005		2004

	$	%	$	%	$	%

			(dollars in thousands)

CT Imaging Contrast	$36,047	26.0	$28,115	24.9	$21,125	21.0
CT Injector Systems	23,088	16.7	17,551	15.5	13,273	13.2

Total CT Imaging	59,135	42.7	45,666	40.4	34,398	34.2
X-Ray Fluoroscopy	45,095	32.6	40,649	36.0	40,810	40.6
Contract Manufacturing	12,561	9.1	9,183	8.1	8,054	8.0
Accessory Medical Devices	5,235	3.8	5,328	4.7	5,351	5.3
Gastroenterology	5,019	3.6	4,627	4.1	4,246	4.2
Virtual Colonoscopy	4,140	3.0	3,654	3.2	3,698	3.7
Defense Decontaminants	3,506	2.5	956	0.8	1,164	1.1
Other	3,678	2.7	3,012	2.7	2,888	2.9

	$138,369	100.0	$113,075	100.0	$100,609	100.0

GI Disease and Colorectal Cancer

The GI system is one of the most complex systems in the human body. It processes food, extracts nutrients, passes wastes and involves all major body parts and organs used in chewing, swallowing, digestion, absorption and defecation. Digestive glands also provide moisture, lubrication, emulsification and enzymes for digestion of proteins, carbohydrates and fats.

Diseases of the GI tract are considered to be the second most prevalent after cardiac diseases. According to the National Institute of Diabetes and Digestive and Kidney Diseases, 60 to 70 million people each year are affected by digestive disease, leading to more than 234,000 deaths (including deaths resulting from cancer), 14 million hospitalizations (equal to 13 percent of all hospitalizations), 6 million diagnostic and therapeutic procedures (equal to 14 percent of all procedures), 45 million physician office visits, 1.9 million people with disabilities, and costs of $107 billion, including $85.5 billion in direct medical costs and $20 billion in indirect costs (e.g., disability and mortality). According to the American Cancer Society, colorectal cancer is America’s third most common cancer in both men and women, and is expected to account for nearly 55,170 deaths and 148,610 newly diagnosed cases in 2006.

We believe there are four major healthcare trends that are continuing to cause a significant shift in spending from direct care to screening and early detection and preventative treatment of GI disease:

•

Early Detection - Research has shown that colorectal cancer and other GI diseases have higher cure rates if caught early. As a result, the American Cancer Society recommends that Americans age 50 or older should be screened on a regular basis. In 1998, Medicare began reimbursing for colorectal cancer screening utilizing GI contrast X-ray examinations, as well as other GI-related procedures.

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

•

Increasing Healthcare Costs - The need to reduce escalating healthcare costs for direct care is leading to increased use of lower-cost diagnostic procedures and minimally invasive preventative treatment.

CT Imaging

CT imaging is an increasingly important technology for the diagnostic imaging of the GI tract. Frost & Sullivan, a leading market research firm, has estimated that CT procedures will grow at an 11.25% compound annual growth rate from 2003 through 2010, and we are focused on finding solutions to capitalize on this trend. In 2005, sales of CT products surpassed those of our X-ray fluoroscopy products for the first time in our history, and these products now represent our largest product group.

CT scanners take a rapid stream of X-ray images from different angles. Through computerization, this block of data is used to create two- and three-dimensional images of bone and hard tissue, and soft tissue when contrast media is introduced inside the body. CT examination is significantly more expensive than X-ray fluoroscopy but the benefit of the information content outweighs any incremental cost of the technology over X-ray fluoroscopy. Radiologists typically employ oral or rectal barium sulfate contrast media for thoracic, abdominal and pelvic studies to mark the GI tract, while water-soluble, injectable contrast media is typically used for vascular studies.

We believe we have the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. We market 11 formulations under our Esopho-CAT®, E-Z-CAT® and Readi-CAT® Smoothie lines. Early in 2005, we introduced VoLumen™, the next generation, low-density barium sulfate suspension for use as an oral contrast in Multidetector CT (“MDCT”) and Positron Emission Tomography (PET)/CT studies. VoLumen is designed to overcome the limitations of water and higher-density positive oral contrasts currently used in these studies, and allows for the simultaneous MDCT investigation of all organs, vasculature, and surrounding structures of the abdominal/pelvic region. The entire CT contrast line consists of formulations that are packaged as a liquid or powder for oral use and in various sizes from unit dose to multi-dose for administration convenience and economy. Each formulation and size is designed to meet the radiologist’s need for consistent performance in lumen marking and transit through the GI tract, while maintaining optimal patient comfort and management.

We also address the CT market with our Empower line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. Our injectors, EmpowerCT® and EmpowerCTA® with EDA™ technology, aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. Empower injectors are comprised of an electromechanical injector, a consumable syringe and an optional monitoring device that utilizes a consumable extravasation patch.

In November 2005, we introduced our IRiSCT™ Injector Reporting Information System. IRiSCT is a patent-pending software package that automates the data collection process for all critical functions of EmpowerCT® and Empower CTA® injectors. IRiSCT also links all Empower injectors in a department across the hospital’s existing data network, including those in remote locations, creating an integrated data management system that automatically captures operational data, including contrast flow rate and volume, peak pressure and pressure history, injection protocol details and contrast consumption. When used to network all injector systems in a facility, IRiSCT helps consolidate data from the entire radiology department that radiology administrators can access from their offices. We believe that IRiSCT represents a significant improvement from the traditional injector technology applications, and offers us an important differentiation from the competition.

Based upon sales, we believe that we are the leading manufacturer of oral CT barium contrast media and the second largest manufacturer of CT injectors in the U.S.

X-Ray Fluoroscopy

GI X-ray contrast media has been our principal business for more than 44 years. A standard X-ray takes a photograph of bones (hard tissue). When contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract and is still one of the most common methods used by radiologists for diagnostic imaging of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; and it is biologically inert, insoluble in water and chemically stable.

We believe we offer the most comprehensive line of barium sulfate formulations in the U.S. We market approximately 30 fluoroscopy formulations. Formulations focus on five key areas - pharynx, esophagus, stomach, small intestine and large intestine (colon) - and are packaged in different sizes in oral, enema, liquid and powder forms. Each formulation is designed to meet the radiologist’s need to optimize visualization of the condition under diagnosis while also providing patient comfort and dosing compliance. Based on sales figures, we believe that we are the leading worldwide manufacturer of these contrast media.

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

We also sell accessory medical devices for use in X-ray procedures, such as empty enema administration kits and components.

Contract Manufacturing

We provide contract manufacturing services primarily in three product areas:

•	Diagnostic Contrast Media - We manufacture an oral iodinated contrast medium for a third party.

•	Pharmaceuticals - This includes products for dermatology, sunscreen lotions and creams, cough and cold medicines, and oral antibiotics.

•	Cosmetics - This includes anti-aging and moisturizer skin care products, as well as topical liquids.

Accessory Medical Devices

We develop, manufacture and market consumable and non-consumable radiological medical devices, such as entry biopsy needles and trays, mammography wipes and related accessories.

Gastroenterology

We are leveraging our core competency in GI imaging to expand on our presence in the gastroenterology market. Our product offerings to this market include the Suction Polyp Trap™, E-Z-Guard™ mouthpieces, Visipace electrogastrogram analyzer, as well as other medical devices. We also market several virtual colonoscopy products, including the LoSo Prep™ bowel cleanser and the NutraPrep™ pre-procedure meal plan, to gastroenterologists for use in optical colonoscopy procedures, and distribute a hydrogen breath analyzer under the E-Z-EM trade name “H2 Score™” Breath Meter. H2 Score is a convenient hand-held screening tool for lactose malabsorption. In May 2006, we announced the launch of CO2EFFICIENT™ Endoscopic Insufflator, a new device for insufflating the upper and lower gastrointestinal tract with carbon dioxide (CO2) gas. Based on our popular PROTOCO2L™ device for CT Colonography, CO2EFFICIENT provides a quick and easy way to adapt the use of CO2 gas insufflation to procedures such as colonoscopy, endoscopic retrograde cholangiopancreatography (ERCP), and enteroscopy. We believe that the product represents a means of improving both patient comfort and efficiency in endoscopy, and that we are well positioned to continue building our presence in this market.

Virtual Colonoscopy

Virtual colonoscopy (VC), or CT colonography, employs a CT scanner and three-dimensional imaging software to examine the colon (and surrounding tissue and organs) without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium sulfate (barium enema). We support the virtual colonoscopy marketplace with a comprehensive suite of trademarked products:

•	PROTOCO2L™ is an automated insufflation system that delivers carbon dioxide into the colon to achieve optimal distention for better visualization and greater patient comfort;

•

Tagitol V™ is a next generation radiopaque marker that blends into stool as it forms. Tagitol V provides immediate, visible identification of retained feces via comparative density analysis, enhancing the accurate detection of pathology and helping to reduce the potential for false positive/negative results;

•

NutraPrep™ is a pre-packaged, low-residue patient food system that provides a nutritionally sound diet for the day prior to an exam while minimizing the amount of retained fecal material. NutraPrep is covered by U.S. Patent No. 6,866,873 that was issued on March 15, 2005;

•	LoSo Prep™ is a relatively mild, low sodium, patient colon cleanser. LoSo Prep and other E-Z-EM laxative products are marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema), virtual or optical colonoscopy or surgery; and

•

InnerviewGI™ is a software application that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI was jointly developed with Vital Images, Inc., which develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis and surgical and therapy planning. Vital Images markets InnerviewGI and pays a royalty to us based on sales. We share the cost of InnerviewGI product development with Vital Images.

We believe our products help virtual colonoscopy be perceived as a more patient-friendly procedure than either optical colonoscopy or barium enema examinations. We believe that patients, when given the choice, prefer virtual colonoscopy because it is less invasive than optical colonoscopy, does not require sedation (which generally requires missing a day of work) and is more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual colonoscopy is gaining academic and clinical acceptance. Recently, the American College of Radiology has been successful in obtaining approval for reimbursement for diagnostic VC for failed colonoscopies and other specific conditions in most states. The reimbursement conditions vary from state to state as do the reimbursement amounts. Federal reimbursement for screening VC in North America is heavily dependent on the conclusion and favorable outcome of the ACRIN II trial, a multi-center trial that began in 2005 and is expected to be completed by the end of calendar 2006.

Defense Decontaminants

Our product offering is Reactive Skin Decontamination Lotion (“RSDL”), a liquid decontaminant that reacts very rapidly with chemical warfare (“CW”) agents, including VX nerve agent. RSDL neutralizes these agents within a matter of seconds or minutes, leaving a non-toxic residue that can be washed off. RSDL is currently used by all service branches of the Canadian Forces, as well as select groups within the armed forces of Australia, Belgium, Ireland, Holland, New Zealand, Sweden and Slovenia. The U.S. Army is currently conducting final testing of RSDL. In March 2003, the U.S. Food and Drug Administration (“FDA”) issued a 510(k) clearance for RSDL. Developed by Defense Research and Development Canada (DRDC) and licensed to us through a third-party by the Canadian government, on a worldwide basis, for the military, first-responder and first-receiver markets, RSDL is patented in the U.S., Canada and more than a dozen European countries. In April 2006, we announced that the fiscal year 2007 (October 1st to September 30th) Federal Budget request includes a U.S. Department of Defense (DoD) request for RSDL. The order amount for the U.S. government’s fiscal year 2007 is shown as $9.6 million for 174,628 RSDL combat kits and 123,779 training lotion kits. This award is subject to Congressional approval of the Federal Budget and a decision by the U.S. DoD to begin procurement of the product.

We also serve as a contract manufacturer of a non-RSDL decontaminant.

Other

Revenues from our “Other” product category totaled 2.7%, 2.7% and 2.9% of net sales in 2006, 2005 and 2004, respectively. This category consists primarily of freight charges billed to customers, miscellaneous products distributed through our foreign operations and royalty income.

Research and Development and Engineering

We believe that the success of our business is due to our ability to improve our existing products and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures. To support these activities, we operate a 10-person Research and Development (“R&D”) department and an 11-person product Engineering department.

•

The R&D laboratory (in Montreal, Canada) specializes in liquid and powder barium sulfate contrast formulations. Capabilities include the ability to evaluate barium sulfate particle size and concentration for optimal imaging characteristics, suspension stabilization, coating or non-coating properties depending on the application, flavoring modification, and expertise in analytic, organic and physical chemistry, including colloidal suspensions.

•

The Engineering department (in Westbury, N.Y.) specializes in FDA Class 2 Medical Device development, manufacturing and regulation for hardware and disposables. Capabilities include mechanical, electrical and software design.

We have a product steering committee that reviews and evaluates all new product ideas. We also have a product development project management process that incorporates all disciplines, including sales and marketing, to ensure that we accurately address our markets’ needs. This team approach is responsible for developing new projects under all applicable design control validation procedures throughout the various stages of product development. These procedures include bench testing, animal testing, biocompatibility testing, human-use testing conducted by independent physicians, and post-initial test-market surveillance of product performance. The feedback we receive throughout the process, especially from physicians, is used to confirm product functionality, safety and effectiveness before commencing full-scale marketing.

We conduct clinical research studies to support our product development activities and also to evaluate post-market performance, particularly in comparison to competitive products in the market. We manage and monitor the clinical studies performed by investigators and institutions to study the clinical outcomes of our products. In addition to offering administrative support and funding, our clinical applications team assists investigators in writing protocols and collecting and analyzing data when necessary.

We are jointly developing with Berlex Laboratories, a U.S. affiliate of Schering AG, the ULTRAVIST® Glass Pre-filled Cartridge (PFC), a pre-filled contrast syringe loaded with ULTRAVIST (iopromide) injection, for use with our EmpowerCT® injector system. The program was originally expected to be completed in 2006, but is currently delayed pending the appropriate regulatory filings by Berlex.

In November 2005, we demonstrated as a works-in-progress a new blood analyzer to be marketed under the trade name EZ CHEM™. EZ CHEM is a convenient point-of-care device for conducting blood assays in the CT suite prior to certain imaging procedures. We are developing the product in conjunction with Nova Biomedical, and have exclusive rights to market the product to radiologists and gastroenterologists in North America, with additional marketing rights worldwide. Application to the FDA for regulatory clearance for the product was originally expected in the 3rd quarter of 2006, but is now expected to be completed in 2007.

Our research and development (R&D) expenditures totaled $5,983,000, $5,494,000, and $4,467,000 in 2006, 2005 and 2004, respectively. As a percentage of sales,

our R&D expenditures were 4.3%, 4.8% and 4.4% in 2006, 2005 and 2004, respectively. We expect R&D expenditures to continue at or exceed current amounts.

Sales and Marketing

We believe that the success of our business is also due to the effectiveness of our sales, marketing and distribution efforts.

In North America, our products are marketed through a 44-person sales force (including five regional managers), some of whom began their careers as X-ray or CT technologists or had other specialized training before joining our company. The sales force calls on the 1,500 major hospitals in North America where approximately 25,000 radiologists and an increasing number of gastroenterologists maintain their practices.

We promote our products at major medical conventions worldwide. We also advertise in select medical journals and trade publications, conduct direct mail campaigns and sponsor websites, such as the virtual colonoscopy community of AuntMinnie.com, and sponsor continuing medical education seminars in virtual colonoscopy to reach our target markets. In 2006, we supported 13 seminars in virtual colonoscopy, which were attended by over 300 physicians in the U.S. and Europe. Our seminars typically last for two days and consist of lectures and hands-on training sessions focused on performing and interpreting virtual colonoscopy examinations. We offer a marketing program for virtual colonoscopy, through which physicians can receive comprehensive marketing support materials for use in promoting their practices.

We sell our products in the U.S. through a network of approximately 150 distributors.

Outside North America, our products are marketed through a 17-person sales force. We market and distribute directly in the United Kingdom and Benelux, reaching major hospitals in these markets. In 2006, we announced our intention to close our subsidiary in Tokyo, Japan and to exit this market, a process that we expect to complete in 2007. We use independent distributors in other markets, such as GE Medical in Central and Eastern Europe, Bracco in Italy, and Astra in Scandinavia. Significant sales are made in the United Kingdom, Holland, Italy, Japan, Australia, Belgium, Sweden, Germany, South Korea and South Africa. Foreign distributors generally receive exclusive distribution rights, where permissible under applicable law, and some hold governmental product registrations in their names. We file new registrations in our name when permissible under applicable law.

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

The CT and X-ray fluoroscopy procedures for which we provide products complement, as well as compete with, more invasive procedures such as colonoscopy and endoscopy. These latter two procedures involve direct visual inspection of the GI tract by a gastroenterologist using a flexible video instrument inserted into the patient. The use of gastroenterology procedures has been growing in both upper and lower GI examinations, as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs that successfully treat ulcers and other GI disorders has tended to reduce the need for upper GI tract X-ray examinations.

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

Significant Customer

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of our products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), our largest distributor in the U.S. Sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 36% of our total net sales for 2006.

Backlog

At July 31, 2006, we had a backlog of unfilled customer orders of $3,061,000, compared to a backlog of $7,056,000 at July 31, 2005. The unusually high backlog at July 31, 2005 was due to increased sales order bookings, resulting from the Mallinckrodt recall, and the timing of contract manufacturing orders. The backlog figures represent sales less estimated rebates. We expect all backlog at July 31, 2006 will be filled during 2007. The changes in backlog are not necessarily indicative of comparable variations in sales or earnings.

Raw Materials and Supplies

Most barium sulfate used in our X-ray fluoroscopy and CT imaging products is supplied by several European and U.S. manufacturers. E-Z-EM Canada Inc., our wholly owned subsidiary, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves are anticipated to last a minimum of five years at current usage rates, provides the balance. We believe that these sources should be adequate for our foreseeable needs.

We have generally been able to obtain adequate supplies of all raw materials and components for our business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect our operations.

Patents and Trademarks

We believe that our success is dependent, in part, on patent protection and the proprietary nature of our technology. We file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable, generally in the U.S., European Union and other appropriate jurisdictions.

The patent positions of pharmaceutical and medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending or future patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will not prevent or limit a third party from obtaining a new patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

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

Third parties may claim that our products infringe on their patents and other intellectual property rights. The pharmaceutical and medical device industries are highly competitive, and companies in these areas may have large patent portfolios. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to stop selling our products and/or make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim.

We may find it necessary to initiate litigation to enforce our patent rights, or to protect our trade secrets or know-how. Patent litigation can be costly and time consuming, and there can be no assurances that our litigation expenses will not be significant in the future or that the outcome of any litigation will be favorable to us.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements also require our employees and, generally, our consultants to assign to us all rights to any inventions made or conceived during their employment with or engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of our confidential information or inventions.

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

The laws of foreign countries generally do not protect our proprietary rights to the same extent as do the laws of the U.S. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

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

In 2005, we had two unrelated product recalls. The first was due to the incomplete or inadequate joint weld on a ceiling mount used with our Empower CT injector. This recall was completed in 2006.

The second incident involved the recall of Evacupaste. This product was manufactured for us by Mallinckrodt, a division of Tyco International Ltd, and was part of the overall recall of their liquid barium products in December 2004. The Evacupaste recall was completed in 2006. This product was discontinued by Mallinckrodt.

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

Other

We are subject to various Federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, Federal law prohibits payments of any kind that are intended to induce a referral for any item payable under Medicare, Medicaid or any other Federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect on our ability to do business.

In January 2005, we received International Standards Organization (ISO) 9001 and 13485 certifications of our facility in Montreal, Canada. Our facility in Westbury, NY is also certified as compliant with these standards.

Environmental and Other Regulations

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed (for example, we are registered with the New York State Board of Pharmacy), and Federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. These include laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emissions, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. Although we believe that we have complied with these laws and regulations in all material respects and to date have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental and other regulations in the future.

We operate a facility situated within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site due to ground water investigations conducted on Long Island during the 1980’s. Due to the broad area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability we may have. Further, it has not been alleged that we contributed to the contamination, and it is our belief that we have not done so.

Employees

As of June 3, 2006, we employed 611 persons, 186 of whom were covered by various collective bargaining agreements. Collective bargaining agreements covering 24 and 160 employees expire in December 2008 and December 2010, respectively. A third collective bargaining agreement, covering two employees, automatically renews every May. We consider our employee relations to be satisfactory.

(d)	Financial Information Regarding Foreign and Domestic Operations and Export Sales

We derived about 33% of our sales for 2006 from customers outside the U.S. Profit margins on export sales are somewhat lower than domestic sales margins. Our domestic operations bill third-party export sales primarily in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales to local customers, which are made by our subsidiaries in Canada, the United Kingdom, Holland and Japan, are billed in their local currency.

As of June 3, 2006, 403 of our employees are involved in the developing, manufacturing and marketing of our products outside of the U.S. Of this amount, 302 employees are based at our Canadian subsidiary supporting most of our worldwide manufacturing requirements. Our product lines are marketed through approximately 139 foreign distributors to customers in 84 countries outside of the U.S.

The net sales of each geographic area and the long-lived assets attributable to each geographic area are set forth in Note S to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K, which information is incorporated by reference into this Item 1 (d).

Item 1A.	Risk Factors

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

Our pricing flexibility is constrained by the formation of large Group Purchasing Organizations (“GPO” or “GPOs”) - groups of hospitals and other large customers formed to combine purchasing power. Due to the multi-year terms of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs’ enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Several GPOs have executed contracts with our market competitors that exclude us, and other GPOs may do so in the future. In many cases, we have continued to sell to individual members of these GPOs on a direct basis by lowering our prices. However, if the GPOs enforce these contracts against the GPO members, it may adversely affect our sales in the future.

Our complete reliance on our Canadian manufacturing facility to produce substantially all of our CT and X-ray fluoroscopy barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events.

While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage. Replacing or repairing our Canadian facility and certain manufacturing equipment would be difficult and could entail substantial replacement lead-time and expense. Also, if we are unable to adequately supply our core products to our customers, we could lose market share even after resuming operations.

We are exposed to foreign currency exchange risks.

Since we are a multinational corporation that sells products and sources products in many different countries, changes in exchange rate could adversely affect our results of operations. For example, we use Canadian dollars to purchase virtually all of our X-ray and CT barium sulfate formulation products from our Canadian subsidiary for sale in the U.S. and for export outside of the U.S. Consequently, we are exposed to the effects of changes in the Canadian dollar – U.S. dollar exchange rate. For further discussion regarding our currency risks refer to “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk.”

We currently purchase significant amounts of finished products, product components and raw materials from several single-source suppliers.

We depend on several single and limited source suppliers for significant amounts of specialized medical devices, product components and the chemicals used in our contrast media formulations. We may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative suppliers for some of these devices, components and chemicals. Any or all of these suppliers could discontinue manufacturing or supplying these products and components, experience interruptions in their operations, or raise their prices. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs, increased prices for our products and lost product sales.

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

If third parties claim that our products infringe on their intellectual rights, we may be forced to expend significant financial resources and management time defending against such actions and our results of operations could suffer.

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

One distributor accounted for approximately 36% of our net sales in 2006, which exposes us to a concentration of credit risk.

In November 2005, our second largest U.S. distributor acquired our largest U.S. distributor and, in 2006, the combined entity was responsible for approximately 36% of our worldwide sales. This exposes us to a greater degree of credit risk concentration than we had experienced previously. The cost of healthcare has risen significantly over the past decade. Numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have led to a consolidation trend in the healthcare industry, including the consolidation of distributors of pharmaceuticals and medical devices. We expect that this trend will continue which could further increase risk from credit concentration.

The market potential for our Reactive Skin Decontamination Lotion product is uncertain, and sales in this market are subject to complex governmental procedures.

The market potential for Reactive Skin Decontamination Lotion (“RSDL”) is subject to a number of uncertainties. One factor is the nature of the military and first-responder procurement process itself — an unpredictable and lengthy bureaucratic process that often requires rigorous testing and product modifications before substantial orders are placed. Working with governmental agencies often involves several layers of administration, which can greatly reduce the speed of funding and increase the complexity of the procurement process itself, thus affecting the timing and amount of sales. Another factor related to U.S. government sales is the uncertainty of Congress’ continued funding approval of U.S. government contracts. Congress usually appropriates funds for a given program each fiscal year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. A third factor, assuming RSDL is adopted, is the uncertainty surrounding the manner and extent to which RSDL will be deployed among the military and first-responder personnel. A fourth factor is the difficulty in quantifying the extent of the civilian emergency service organization market for RSDL. A fifth factor is the nature of government contracts, which often permit the government to unilaterally cancel or change individual orders, terminate the contract, audit our contract-related operations and control and potentially prohibit the export of the product. These and other factors may have an impact on our RSDL sales in the future.

If we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least nine to 18 months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

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

Our success depends in part on obtaining, maintaining and enforcing our patents, trademarks and other intellectual property rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. These measures may not adequately protect our intellectual property rights.

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

The adoption rate of virtual colonoscopy as a screening modality for colon cancer continues to be slower than we anticipated and its future adoption is largely dependent on obtaining insurance reimbursement for screening.

Our growth strategy involves investing a portion of our financial, management and other resources in proprietary products for, and further development of, the virtual colonoscopy market. To date, the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated. We believe this is principally due to the present lack of private and public reimbursement standards for virtual colonoscopy screening. Additionally, the American Cancer Society (“ACS”) has not yet included virtual colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. The American College of Radiology Imaging Network is presently conducting the National CT Colonograph Trial, also know as the ACRIN II Study, a 15-center, 2,500-patient trial endorsed by the ACS, whose goal is to determine if virtual colonoscopy is as effective as optical colonoscopy. We expect the study to be completed late in calendar 2006 and the results published in 2007. Although we believe that a favorable outcome in this study is pivotal to obtaining screening reimbursement for virtual colonoscopy in the U.S., there is no assurance that the outcome will be favorable. Together, these and other factors contribute to the uncertainty surrounding the evolution of the virtual colonoscopy market.

If we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products.

Our products are subject to extensive regulation in the U.S. and in foreign countries where they are sold. Unless an exemption applies, each medical device product that we wish to market in the U.S. must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process used for our current products. This process usually takes from three to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the products. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval may require numerous clinical trials and filing numerous amendments to the application. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the U.S. or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

Inadequate levels of reimbursement or failure to obtain reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline or limit our ability to introduce new products or new applications for existing products.

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

We are unable to predict whether Federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. Numerous healthcare reforms have been considered that would result in major reforms in the U.S. and foreign healthcare systems that could have an adverse effect on our business.

In response to higher healthcare costs, governmental and third-party payors are demanding ever higher levels of evidence of clinical efficacy and cost effectiveness in order to provide coverage for new procedures.

Governmental and private third-party payors are requiring increasing levels of evidence of clinical efficacy and cost effectiveness as a prerequisite to covering new technologies and new applications for existing technologies. To the extent that the use of our current or future products is not described by existing Current Procedural Terminology (CPT) codes or is covered under existing third-party coverage policies, reimbursement for these applications may not be attained or may be significantly delayed.

Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that prescribe reimbursement rates for new devices and procedures. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the U.S. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, sales of our products outside of the U.S. may decrease, and we may fail to achieve or maintain significant non-U.S. sales.

If our spin-off of AngioDynamics were determined to be taxable, it could result in a potentially significant expense, which would diminish our financial resources.

On October 30, 2004, we effected a spin-off to our stockholders of all of the AngioDynamics common stock we owned. We received a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that the distribution would be tax-free to us and to our stockholders for U.S. Federal income tax purposes. Although private letter rulings are generally binding on the IRS, we will not be able to rely on the ruling if any of the factual representations or assumptions we made to obtain the ruling are, or become, incorrect or untrue in any material respect. If the IRS subsequently holds our spin-off to be taxable, the above favorable tax treatment would not apply, and both E-Z-EM and our stockholders could be subject to tax. These liabilities could be substantial.

Even if the distribution of AngioDynamics stock in the spin-off otherwise qualifies as tax-free, it may be disqualified as tax-free to us (but not to our stockholders who received the AngioDynamics stock) under Section 355(e) of the Internal Revenue Code if the distribution is part of a plan or series of related transactions pursuant to which 50% or more of the stock of AngioDynamics or E-Z-EM is acquired by one or more third parties. For this purpose, acquisitions of our or AngioDynamics’ stock within two years before or after the distribution are presumed to be part of such a plan, although we or AngioDynamics might be able to rebut that presumption. If such an acquisition of our or AngioDynamics’ stock triggers the application of Section 355(e), we would recognize taxable gain on the distribution, but the distribution would generally be tax-free to our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our global headquarters, located in Lake Success, New York, consist of leased offices aggregating 25,608 square feet. We also lease a 70,800 square-foot manufacturing, warehousing and office facility located in Westbury, New York. We also occupy manufacturing, warehousing and office facilities located in Montreal, Canada, consisting of two buildings, of which we own one and lease the other, containing an aggregate of 140,544 square feet. We also own a 29,120 square-foot building in Debert, Nova Scotia, and both own and lease land encompassing our barium sulfate mining operation in Nova Scotia.

Item 3.	Legal Proceedings

We were named as a co-defendant in an action entitled Jeffrey Madison d/b/a Maqguide.com vs. Avail Medical Products, Inc. et al., Case No. 05CC03584 filed in Superior Court for the State of California, Orange County, on February 28, 2005. The complaint alleged that in March 2003, we sought a contract manufacturer to manufacture and supply certain medical products and, acting through our agent, Sopheon Corporation, solicited Maqguide to assist in this process. The complaint alleged that, acting on this information, Maqguide contacted Avail Medical Products, Inc., or Avail, about this opportunity and helped negotiate a final agreement between us and Avail. The complaint further alleged that Maqguide had an agreement with Avail that required Avail to pay a commission to Maqguide upon the execution of the agreement with us. The complaint alleged 18 causes of action against all of the defendants, including breach of contract, breach of the covenant of good faith, quantum meruit, fraud and deceit, promissory estoppel, conspiracy and conversion. The complaint sought compensatory, punitive and other monetary damages in an unspecified amount in excess of $25,000. This matter has been settled for $20,000, of which we were responsible for $10,000, and a notice of dismissal with prejudice was entered into the court on June 26, 2006.

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

Effective April 12, 2005, our common stock began trading on the Nasdaq National Market (and since July 1, 2006, on The Nasdaq Global Market tier of The Nasdaq Stock Market LLC) under the symbol “EZEM”. Previously, our common stock was traded on the American Stock Exchange (“AMEX”) under the symbol “EZM”. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the AMEX (through April 11, 2005) and the Nasdaq National Market (from April 12, 2005 through June 3, 2006).

	Sales Prices

	High	Low

Fifty-three weeks ended June 3, 2006

Fourth Quarter	$22.93	$15.00
Third Quarter	26.59	19.38
Second Quarter	20.97	13.30
First Quarter	15.62	13.30

Fifty-two weeks ended May 28, 2005

Fourth Quarter	$14.84	$11.31
Third Quarter	15.58	12.25
Second Quarter (1)	21.45	10.76
First Quarter	19.94	13.50

(1)	During the second quarter, we completed the spin-off of our subsidiary, AngioDynamics, Inc., to our shareholders by means of a tax-free distribution.

Holders of Record

As of August 1, 2006, there were 375 registered holders of our common stock. This number of registered holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

During the first quarter of 2004, our Board of Directors declared a cash dividend on our common stock at the rate of $.25 per share. During the first quarter of 2005, the Board of Directors declared a cash dividend on our common stock at the rate of $.30 per share. We will continue to evaluate our dividend policy on an ongoing basis. Any future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Issuer Purchases of Equity Securities

In March 2003, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During 2006, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of earnings data for the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005 and May 29, 2004, and the consolidated balance sheet data as of June 3, 2006 and May 28, 2005, are derived from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended May 31, 2003 and June 1, 2002, and the consolidated balance sheet data as of May 29, 2004, May 31, 2003 and June 1, 2002, are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted earnings per common share.

	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended

		May 28, 2005	May 29, 2004*	May 31, 2003*	June 1, 2002*

	(in thousands, except per share data)
Income statement data:
Net sales	$138,369	$113,075	$100,609	$95,683	$92,288
Gross profit	59,720	48,036	40,057	37,887	35,786
Operating profit (loss)	10,426	3,453	2,099	544	(425)
Earnings from continuing operations before income taxes	10,702	6,559	5,542	1,936	919
Earnings (loss) from continuing operations	9,766	5,708	3,598	1,508	(366)
Net earnings	9,766	6,936	6,726	2,741	585
Earnings (loss) from continuing operations per common share
Basic	.90	.53	.35	.15	(.04)
Diluted	.88	.52	.34	.14	(.04)
Earnings per common share
Basic	.90	.64	.65	.27	.06
Diluted	.88	.63	.63	.26	.06
Cash dividends declared per common share	.00	.30	.25	.00	.00
Weighted average common shares
Basic	10,849	10,762	10,344	10,048	9,848
Diluted	11,106	10,951	10,625	10,419	10,160

	June 3, 2006	May 28, 2005	May 29, 2004*	May 31, 2003*	June 1, 2002*

	(in thousands)
Balance sheet data:
Working capital	$77,061	$59,612	$88,636	$60,123	$56,746
Cash, cash equivalents and short-term debt and equity securities	40,268	28,602	24,464	16,296	21,221
Total assets	123,792	105,648	142,536	110,624	102,281
Long-term debt, less current maturities		85	178	215	327
Stockholders’ equity	101,842	85,720	111,775	88,602	83,522

*	Reclassified to reflect the discontinued operation described in Note B to the Consolidated Financial Statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements.

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors which may be identified from time to time in our filings with the Securities and Exchange Commission some of which are set forth in Item 1A – “Risk Factors” in this Form 10-K. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical diagnostic oral contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists and gastroenterologists. We are focused on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT based applications for imaging the entire abdominal tract because of the enhanced benefits of Multidetector CT technology.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new contrast agents (e.g., VoLumen) that focus on CT and CT Angiography applications in Multidetector CT technology. We also manufacture and market a line of CT power injectors that deliver CT contrast agents.

In November 2005, we introduced our IRiSCT™ Injector Reporting Information System. IRiSCT is a patent-pending software package that automates the data collection process for all critical functions of EmpowerCT® and Empower CTA® injectors. IRiSCT also links all Empower injectors in a department across the hospital’s existing data network, including those in remote locations, creating an integrated data management system that automatically captures operational data, including contrast flow rate and volume, peak pressure and pressure history, injection protocol details and contrast consumption. When used to network all injector systems in a facility, IRiSCT helps consolidate data from the entire radiology department that radiology administrators can access from their offices. We believe that IRiSCT represents a significant improvement from the traditional injector technology applications, and offers us an important differentiation from the competition.

In addition to our products for the radiology market, we have continued to focus our efforts in the area of defense decontaminants. Reactive Skin Decontamination Lotion (RSDL) is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. In April 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. We are continuing to staff key positions for our RSDL product team.

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, our net sales have been favorably affected by our ability to provide replacement products during the past year and a half. In the fourth quarter of 2005, Mallinckrodt returned to market with one of their products. During the fourth quarter of 2006, Mallinckrodt returned to the market with a reduced product offering. In addition, Mallinckrodt announced its decision to partner with a third-party organization to sell its barium products in the U.S.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. We decided to close Toho because we were unable to generate income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities.

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

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, our former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds of $19,949,000 from the IPO, net of certain financing costs, were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

AngioDynamics Spin-off

In February 2004, we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of our remaining ownership in AngioDynamics. On October 30, 2004, we made a tax-free, pro rata distribution of our 9,200,000 shares of AngioDynamics common stock to our shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, our shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Our fiscal year ended June 3, 2006 represents fifty-three weeks and our fiscal years ended May 28, 2005 and May 29, 2004 represent fifty-two weeks.

Consolidated Results of Operations

We reported net earnings of $9,766,000, or $.90 and $.88 per common share on a basic and diluted basis, respectively, for 2006, as compared to net earnings of $6,936,000, or $.64 and $.63 per common share on a basic and diluted basis, respectively, for 2005, and net earnings of $6,726,000, or $.65 and $.63 per common share on a basic and diluted basis, respectively, for 2004. Results for 2006 included a tax benefit of $2,481,000, or $.23 per basic share, associated with the closing of our Japanese subsidiary. Results for 2006 also included the reversal of a tax valuation allowance of $456,000, or $.04 per basic share, relating to a previously impaired, non-core equity security. Both our 2005 and 2004 results were favorably affected by gains on the sales of non-core equity securities. For 2005, such gains totaled $3,270,000, or $.30 per basic share and, for 2004, such gains totaled $2,622,000, or $.25 per basic share.

The following table sets forth earnings from continuing operations and earnings from discontinued operation for the last three years:

	2006	2005	2004

	(in thousands)

Earnings from continuing operations	$9,766	$5,708	$3,598
Earnings from discontinued operation		1,228	3,128

Net earnings	$9,766	$6,936	$6,726

Our results for the last three years are expressed as a percentage of net sales in the following table:

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.8	57.5	60.2

Gross profit	43.2	42.5	39.8

Operating expenses
Selling and administrative	31.9	32.0	31.5
Plant closings and operational restructuring costs	0.3	2.6	1.8
Gain on sale of real property	(0.9)
Research and development	4.3	4.8	4.4

Total operating expenses	35.6	39.4	37.7

Operating profit	7.6	3.1	2.1

Other income (expense)
Interest income	0.6	0.3	0.8
Interest expense	(0.3)	(0.3)	(0.3)
Other, net	(0.1)	2.7	2.9

Earnings from continuing operations before income taxes	7.8	5.8	5.5

Income tax provision	0.7	0.8	1.9

Earnings from continuing operations	7.1	5.0	3.6

Earnings from discontinued operation, net of income tax provision		1.1	3.1

NET EARNINGS	7.1%	6.1%	6.7%

Continuing Operations

Operating profit for 2006 improved by $6,973,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Results for 2006 included a gain of $1,205,000 on the sale of our former manufacturing facility in Westbury, N.Y. This sale was the culmination of the plan to relocate our powder-based barium production from Westbury to our manufacturing facility in Montreal, Canada. Results for 2006 also included $333,000 in plant closing and operational restructuring costs incurred in winding down and closing our Japanese facility.

Operating profit for 2005 improved by $1,354,000 due to increased sales and improved gross profit, partially offset by increased operating expenses, including increased plant closing and operational restructuring costs of $1,146,000.

The 2006, 2005 and 2004 results included charges for restructuring our manufacturing operations. The 2006 and 2005 results included pre-tax plant closing and operational restructuring costs of $105,000 ($.01 per basic share) and $2,917,000 ($.18 per basic share), respectively, incurred in moving our powder-based barium production to our manufacturing facility in Montreal, Canada. The project has been completed and all barium manufacturing activities are now centralized in our ISO certified Montreal facility. The 2004 results included $1,771,000 pre-tax, or $.15 per basic share, in plant closing and operational restructuring costs incurred in closing our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York, both of which were completed in the fourth quarter of 2004.

Net sales increased 22%, or $25,294,000, to $138,369,000 for 2006, and 12%, or $12,466,000, to $113,075,000 for 2005. The increase for 2006 was due to organic sales growth, the Mallinckrodt liquid barium product recall, an additional week in 2006 compared to 2005, and price increases. The Mallinckrodt recall resulted in net sales increases in both the CT imaging and X-ray fluoroscopy product categories. Price increases accounted for approximately 2½% of net sales for 2006, as a significant portion of our domestic products are sold under long-term group purchasing organization contracts. On a product line basis, the net sales increase for 2006 resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $13,469,000, X-ray fluoroscopy products of $4,446,000, contract manufacturing products of $3,378,000, defense decontaminant products of $2,550,000, and all other products of $1,451,000. The increase for 2005 was due to: i) sales growth, of which we estimate from $5,600,000 to $6,300,000 was attributable to the Mallinckrodt recall; ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,818,000; and iii) price increases, which accounted for less than 1% of net sales for 2005. On a product line basis, the net sales increase for 2005 resulted primarily from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems totaling $11,268,000.

Net sales in international markets, including direct exports from the U.S., increased 16%, or $6,399,000, to $45,448,000 for 2006, and 11%, or $3,728,000, to $39,049,000 for 2005. For 2006, the increase was due to increased sales of defense decontaminants of $2,496,000, CT imaging products of $1,027,000, contract manufacturing products of $923,000, X-ray fluoroscopy products of $873,000, virtual colonoscopy products of $744,000, and all other products of $336,000. Price increases accounted for slightly less than 1% of net sales in international markets for 2006. For 2005, the increase resulted from foreign currency exchange rate fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,818,000, and sales volume increases of $1,778,000. Price increases had minimal effect on net sales in international markets for 2005.

The following table sets forth net sales by product category for the last three years:

	2006		2005		2004

	$	%	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$36,047	26.0	$28,115	24.9	$21,125	21.0
CT Injector Systems	23,088	16.7	17,551	15.5	13,273	13.2

Total CT Imaging	59,135	42.7	45,666	40.4	34,398	34.2
X-Ray Fluoroscopy	45,095	32.6	40,649	36.0	40,810	40.6
Contract Manufacturing	12,561	9.1	9,183	8.1	8,054	8.0
Accessory Medical Devices	5,235	3.8	5,328	4.7	5,351	5.3
Gastroenterology	5,019	3.6	4,627	4.1	4,246	4.2
Virtual Colonoscopy	4,140	3.0	3,654	3.2	3,698	3.7
Defense Decontaminants	3,506	2.5	956	0.8	1,164	1.1
Other	3,678	2.7	3,012	2.7	2,888	2.9

	$138,369	100.0	$113,075	100.0	$100,609	100.0

Gross profit expressed as a percentage of net sales was 43% for 2006, as compared to 42% for 2005 and 40% for 2004. The percentage improvement in 2006 was due to favorable changes in sales product mix and sales price increases, including the effects of lower distributor rebates as a percentage of sales, partially offset by increased materials cost primarily from our barium sulfate suppliers and increased costs associated with purchased finished products. Favorable changes in sales product mix can be attributed, in part, to the increased sales resulting from the Mallinckrodt recall. Increased finished product costs related primarily to finished goods purchased from our Canadian subsidiary which were adversely affected by the continued weakening of the U.S. dollar against the Canadian dollar. The percentage improvement in 2005 was due primarily to: (i) cost savings from the closings of our device manufacturing facility in San Lorenzo, Puerto Rico, and our heat-sealing operation in Westbury, New York; (ii) favorable changes in sales product mix; and (iii) sales price increases, including the effects of lower distributor rebates as a percentage of sales.

Selling and administrative (“S&A”) expenses were $44,078,000 for 2006, $36,172,000 for 2005 and $31,720,000 for 2004. The increase in 2006 compared to 2005 of $7,906,000, or 22%, was due, in large part, to: (i) increased compensation costs, including fringe benefits, of $2,540,000, due in part to increased headcount; (ii) additional infrastructure expenses of $2,372,000 to support our defense decontaminants business; and (iii) increased selling expenses relating to the increase in net sales. The increase in 2005 compared to 2004 of $4,452,000, or 14%, was due, in large part, to: (i) increased compensation costs, including fringe benefits, of $1,400,000; (ii) foreign currency exchange rate fluctuations, which increased the translated amounts of our foreign subsidiaries’ S&A expenses to U.S. dollars for financial reporting purposes by $656,000; (iii) outside consulting and auditing costs of $550,000 for Sarbanes-Oxley Act Section 404 compliance; and (iv) the recording of a non-cash compensation charge of $427,000 resulting from the modification of certain stock options previously granted to one of our former directors.

Research and development (“R&D”) expenditures for 2006 totaled $5,983,000, or 4% of net sales, as compared to $5,494,000, or 5% of net sales, for 2005, and $4,467,000, or 4% of net sales, for 2004. The increase in 2006 compared to 2005 of $489,000 was due primarily to increased costs of $991,000 for X-ray fluoroscopy and CT imaging projects and increased general regulatory costs of $102,000, partially offset by decreases in spending of $316,000 for virtual colonoscopy projects and $271,000 for gastroenterology projects. The increase in 2005 compared to 2004 of $1,027,000 was due primarily to increased spending of $397,000 for gastroenterology projects, $329,000 for X-ray fluoroscopy and CT imaging projects, $166,000 for general regulatory costs and $81,000 for virtual colonoscopy projects. Of the R&D expenditures for 2006, approximately 60% related to X-ray fluoroscopy and CT imaging projects, 28% to general regulatory costs, 7% to gastroenterology projects, 3% to virtual colonoscopy projects and 2% to other projects. R&D expenditures are expected to continue at or exceed current amounts. In addition to our in-house efforts, we are presently sponsoring various independent R&D projects and are committed to continued expansion of our product lines through R&D.

Other income, net of other expenses, totaled $276,000 for 2006, compared to $3,106,000 for 2005 and $3,443,000 for 2004. The decrease in 2006 compared to 2005 was due primarily to a decline in gains on the sale of non-core equity securities totaling $3,170,000. The decrease in 2005 compared to 2004 was due primarily to the impairment of a non-core equity security of $500,000 and reduced interest income of $423,000, partially offset by increased gains of $648,000 on the sales of non-core equity securities.

Note J to our Consolidated Financial Statements included in this report details the major elements affecting income taxes for 2006, 2005 and 2004. For 2006, our unusually low effective tax rate of 9% differed from the Federal statutory tax rate of 34% due primarily to: i) a tax benefit of $2,481,000 from the closing of our Japanese subsidiary; and ii) the reversal of a valuation allowance of $456,000 for a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized. For 2005, our effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances for a previously impaired, non-core equity security sold in 2005 and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For 2004, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at our subsidiary in Puerto Rico and non-deductible expenses, partially offset by non-taxable imputed interest on loans to AngioDynamics of $596,000 and the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at our Puerto Rican subsidiary resulted from the closing of this facility and the outsourcing of its operations.

Discontinued Operation

We have consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the date on which our spin-off of AngioDynamics was completed. Since the spin-off occurred in the second quarter of 2005, the results for the discontinued operation were excluded from the accompanying consolidated statement of earnings for 2006.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings for the fifty-two weeks ended May 28, 2005 and May 29, 2004 are as follows:

	2005	2004

	(in thousands)
Net sales
From unaffiliated customers	$22,342	$48,162
From affiliates	420	893

Total net sales	$22,762	$49,055

Earnings before income taxes	$2,628	$4,381
Income tax provision	1,103	1,238

Earnings before minority interest	1,525	3,143
Minority interest	297	15

Earnings from discontinued operation	$1,228	$3,128

The results for the discontinued operation for 2005 represent twenty-two weeks activity and, therefore, are not comparable to the results for 2004.

Liquidity and Capital Resources

For 2006, operations and capital expenditures were funded by working capital and proceeds from the sale of assets. For 2005, operations, the purchase of intangible assets, capital expenditures and cash dividends were funded by working capital, cash reserves and the repayment of intercompany debt by AngioDynamics from the proceeds of its public offering. For 2004, operations, capital expenditures, cash dividends, repayment of debt and the purchase of treasury stock were funded by working capital and proceeds from the exercise of stock options. Our policy has generally been to fund operations and capital requirements without incurring significant debt. As of June 3, 2006, debt (notes payable, current maturities of long-term debt and long-term debt) was $31,000, as compared to $531,000 at May 28, 2005. We have $1,817,000 available under a bank line of credit, of which no amounts were outstanding at June 3, 2006.

Our contractual obligations and their effect on liquidity and cash flows as of June 3, 2006 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of June 3, 2006

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$31	$31
Operating leases (1)	7,322	1,842	$3,443	$2,013	$24
Purchase obligations (1)	2,307	2,307
Employment contract (1)	720	720
Consulting contracts (1)	25	25
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,739	418	125	157	2,039
Asset acquisition	700	700
License arrangements	686	686
Accrued severance benefits	308	308

Total	$14,838	$7,037	$3,568	$2,170	$2,063

(1)

The non-cancelable operating leases, purchase obligations, and employment and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist of finished product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At June 3, 2006, approximately $40,268,000, or 33%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.21 to 1, with net working capital of $77,061,000, at June 3, 2006, compared to the current ratio of 4.81 to 1, with net working capital of $59,612,000, at May 28, 2005. The increase in net working capital is due, in large part, to increased inventory of $4,330,000, to support our increased business, and increased accounts receivable of $3,232,000, resulting from increased sales. We believe that our cash reserves, cash provided from continuing operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

Net capital expenditures, primarily for machinery and equipment, were $1,749,000 for 2006, compared to $4,163,000 for 2005 and $2,352,000 for 2004. Of the 2005 expenditures, approximately $775,000 related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. The aggregate level of capital expenditures for 2007 is currently expected to approximate 2006 levels.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During 2006, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below. Should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at agreed upon list prices. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors.

Changes in our rebate allowance for the fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$1,397	$1,611
Provision for rebates	25,855	21,949
Rebate credits issued	(25,386)	(22,163)

Ending balance	$1,866	$1,397

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

•

an estimate of distributors’ inventory-on-hand available for future sale pursuant to group purchasing organization (“GPO”) contracts. We do not have visibility as to the specific inventory levels held by our distributors. However, based on discussions with our customers, who uniformly attempt to maintain a just-in-time purchasing program, and our knowledge of their ordering patterns, we estimate a one-week wholesale inventory level. Since most of our product sales are subject to GPO contracts, most distributor inventory-on-hand will be subject to rebate. This portion of the rebate estimate is derived by first determining the total quantity of each product sold by us during the last week of the fiscal period multiplied by two factors, (a) and (b), where (a) is the percentage of each product rebated during the prior six-month period based on historical sales and (b) is the average rebate paid on that product during this period.

All product returns must be pre-approved by us and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining on its stated expiration date.

We record revenue on warranties and extended warranties on a straight-line basis over the terms of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $688,000 and $505,000 at June 3, 2006 and May 28, 2005, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 39% and 37%, respectively, of our total accounts receivable balance at June 3, 2006 and May 28, 2005 was concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$869	$851
Provision for doubtful accounts	77	111
Write-offs	(27)	(93)

Ending balance	$919	$869

Income Taxes

In preparing our financial statements, income tax expense is calculated for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, based primarily on our ability to generate future taxable income. Where their recovery is not likely, we establish a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. At June 3, 2006 and May 28, 2005, our valuation allowance totaled $2,413,000 and $2,924,000, respectively. The total net deferred tax asset at June 3, 2006 and May 28, 2005 was $2,605,000 and $1,641,000, respectively.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At June 3, 2006 and May 28, 2005, our reserve for excess and obsolete inventory was $2,053,000 and $1,902,000, respectively.

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

Effects of Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004, and we have complied with the new disclosure requirements in our consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. We do not anticipate that the issuance of a final consensus will materially impact our financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on our financial condition and results of operations commencing with our fiscal quarter ending September 2, 2006.

In December 2004, the FASB issued Financial Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). FSP No. 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain foreign earnings that are repatriated, under a plan for reinvestment in the U.S., from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act of 2004 (“AJCA”). The AJCA was enacted on October 22, 2004. FSP No. 109-2 allowed additional time for companies to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. In May 2006, we adopted a domestic reinvestment plan, and our foreign subsidiary in the United Kingdom remitted cash dividends of $1,701,000 to the U.S. In conjunction with the repatriation, we recorded Federal income tax expense of $87,000 based on current tax law.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been determined.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2005 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at June 3, 2006, our assets and liabilities would increase or decrease by $4,175,000 and $637,000, respectively, and our net sales and net earnings would increase or decrease by $3,268,000 and $222,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at June 3, 2006, our pre-tax earnings would be favorably or unfavorably impacted by approximately $989,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of June 3, 2006, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $33,290,000. The bonds bear interest at a floating rate established between seven and 35 days. For 2006, the after-tax interest rate on the bonds approximated 2.9%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $333,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $31,000 at June 3, 2006, a change in interest rates would not materially impact results of operations or financial position. At June 3, 2006, we did not maintain any variable interest rate financing.

As of June 3, 2006, we have $1,817,000 available under a working capital bank line of credit, of which no amounts were outstanding. Advances under this line of credit will bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of

June 3, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 3, 2006, to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended June 3, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 3, 2006. Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006. This report, in which Grant Thornton has expressed an unqualified opinion, appears in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
E-Z-EM, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that E-Z-EM, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that E-Z-EM, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 3, 2006 and May 28, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005 and May 29, 2004, and our report dated August 4, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York August 4, 2006

Item 9B.	Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 17, 2006. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Positions

Anthony A. Lombardo	59	President, Chief Executive Officer, Director
Dennis J. Curtin	59	Senior Vice President - Chief Financial Officer
Peter J. Graham	40	Senior Vice President – Chief Legal Officer, Global Human Resources and Secretary
Joseph J. Palma	64	Senior Vice President – Corporate Relations
Jeffrey S. Peacock	49	Senior Vice President - Global Scientific, Technical and Manufacturing Operations
Brad S. Schreck	49	Senior Vice President - Global Sales, Marketing and Engineering
Paul S. Echenberg (1)	62	Chairman of the Board, Chairman of the Board of E-Z-EM Canada, Director
Robert J. Beckman (1)(2)(3)	58	Director
James L. Katz CPA, JD (2)(4)(5)	70	Director
David P. Meyers (5)	42	Director
John T. Preston (1)(2)	56	Director
James H. Thrall, M.D (3)(4)	63	Director
George P. Ward (3)(4)	68	Director

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating and Governance Committee

(4)	Member of Compensation Committee

(5)	Member of Finance Committee

Directors are elected for a three-year term, and each holds office until his successor is elected and qualified. The term of office for Class I directors, consisting of James L. Katz, Anthony A. Lombardo and James H. Thrall, M.D., expires in 2006. The term of office for Class II directors, consisting of Robert J. Beckman, Paul S. Echenberg and John T. Preston, expires in 2007. The term of office for Class III directors, consisting of David P. Meyers and George P. Ward, expires in 2008. All executive officers are elected annually and serve at the pleasure of the board of directors.

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

Mr. Graham has served as our Senior Vice President – Chief Legal Officer, Global Human Resources and Secretary since 2005, and as our Vice President - General Counsel and Secretary from 2001 until 2005. He has been an employee of ours since 1997.

Mr. Palma has served as our Senior Vice President – Corporate Relations since May 2006. Previously, he served as our Senior Vice President – North America Imaging Sales and National Accounts from 2005 until May 2006, Senior Vice President - Global Sales from 2002 to 2005, Senior Vice President - Sales and Marketing from 1999 to 2002, Vice President - Sales and Marketing from 1996 to 1999, and Vice President - Sales from 1995 to 1996. Mr. Palma has been an employee of ours since 1994.

Mr. Peacock has served as our Senior Vice President – Global Scientific, Technical and Manufacturing Operations since 2005. Previously, he served as our Senior Vice President - Global Scientific and Technical Operations from 2002 until 2005, and as our Vice President - Scientific and Technical Operations from 2000 to 2002. Mr. Peacock has been an employee of ours since 1986.

Mr. Schreck has served as our Senior Vice President – Sales, Marketing and Engineering since May 2006. Previously, he served as our Senior Vice President – Global Marketing, Engineering and International Sales from 2005 until May 2006, and as our Senior Vice President - Global Marketing from 2002 to 2005. Before joining us, he served as a consultant for Vyteris, Inc. (pharmaceutical/drug delivery) and ACMI, Inc. (urology, gynecology, laproscopy) from 2000 to 2002.

Mr. Beckman has been a director of our company since 2002. He is a founder and has been a Managing Partner of The Channel Group, a venture management and corporate advisory business focusing on global life sciences, since 2002. Previously, he founded Intergen Co., a company that provides technology and biologicals to the pharmaceutical/biotechnology and clinical diagnostic industries, and served as its Chief Executive Officer from 1987 until 2001.

Mr. Echenberg has been a director of our company since 1987 and has served as Chairman of our board of directors since 2005, and Chairman of the board of directors of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc. (investment buy-out advisory services), and a director of Schroders Ventures Ltd., since 1997. He is also a founder and has been a general partner and a director of Eckvest Equity Inc. (personal investment and consulting services) since 1989. He is also the Chairman of the board of directors of AngioDynamics, Inc., our former subsidiary and now a publicly held company, and is a director of Lallemand Inc., Benvest New Look Income Fund, a publicly held company, ITI Medical Technologies, Inc., Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., a publicly held company, Matra Plast Industries Inc. and A.P. Plasman Corp.

Mr. Katz has been a director of our company since 1983. He is a founder and a director of Lakeshore Medical Fitness, LLC (owns and manages medical fitness facilities), and has served as its Chief Executive Officer since 2000. He is also a founder of Medical Imaging of Northbrook Court, LLC (screening and diagnostic imaging), and has served as an administrative member since 2001. Previously, he was a founder and managing director from its organization in 1995 until 2000 of Chapman Partners LLC (investment banking). From its acquisition in 1985 until its sale in 1994, he was the co-owner and President of Ever Ready Thermometer Co., Inc. From 1971 until 1980 and from 1983 until 1985, he held various executive positions with Baxter International and its subsidiaries, principally that of Chief Financial Officer of Baxter International. He is also a director of Intec, Inc., as well as a member of the Board of Advisors of Jerusalem Global and AEG Partners.

Mr. Meyers has been a director of our company since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., an Atlanta, Georgia-based provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to 2002. He is also a director of AngioDynamics, Inc.

Mr. Preston has been a director of our company since 2004. He has served as the President and CEO of Atomic Ordered Materials, LLC since 1999 and has been a Senior Lecturer at the Massachusetts Institute of Technology (MIT) since 1996. He is the founder of Quantum Energy, LLC and served as its CEO from 1996 to 1999. He was the Director of Technology Development at MIT from 1992 to 1996. From 1986 to 1992, Mr. Preston served as Director of Technology Licensing at MIT and from 1977 to 1986 held various technology management positions with MIT. He is also a director of Clean Harbors, Inc. and Boston Life Science, Inc., both publicly held companies, as well as several private companies.

Dr. Thrall has been a director of our company since 2005. He is a radiologist and chairs the Department of Diagnostic Radiology of the Massachusetts General Hospital. He serves as a member of the Board of Trustees of the Massachusetts General Physicians Organization. He is a director of WorldCare, Inc., a company providing telemedicine and clinical trial support services, and has served as its Chairman of the Board since 1999. Since 2002, he has been a director of Mobil Aspects Inc., a company focused on radio frequency identification (RFID) technology, and has served as its Chairman of the Board since 2005. Among other professional organizations, Dr. Thrall serves on the Board of Trustees of the Society of Chairman of Academic Radiology Departments, the Board of Chancellors of the American College of Radiology and the Board of Trustees of the Research and Education Foundation of the Radiological Society of North America.

Mr. Ward has been a director of our company since 2002. Prior to his retirement in 2002, Mr. Ward served as Executive Vice President - Business Development of Health Center Internet Services, Inc., in San Francisco, California from 1997 until 2001. He served as a director and consultant for ALI Technologies, Inc. of Richmond, British Columbia, Canada from 1996 until 2002. After serving as an officer in the U.S. Air Force, he began his career as a rocket engineer with Thiokol Chemical Corp. in 1962, then joined the General Electric Space Division as a program manager and marketing manager in 1966. After a GE corporate headquarters assignment in 1973, Mr. Ward moved to the GE Medical Business, where he managed the X-ray and other medical imaging businesses. In 1977, he became President, CEO and a director of Systron Donner Corp., Concord, California (then NYSE-listed). In 1982, he became President, CEO and a director of Vitalink Communications Corp., Mountain View, California, and in 1986, he founded MEICOR, Inc., Pleasanton, California, and served as its Chairman, CEO and a director. From 1987 until 1991, he was a Worldwide Business Group Managing Director for Philips Medical, and since 1991, a director/consultant for several high technology companies. He also was a director of Blue Cross of California, Woodland Hills, California from 1986 to 1996.

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended June 3, 2006, all of the filing requirements applicable to our executive officers, directors and 10% shareholders were complied with, except that James L. Katz filed a Form 4 on January 25, 2006 that was four business days late, reporting the sale of stock.

Code of Ethics

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Committee Charters, Code of Conduct and Ethics, Complaint Procedures and Corporate Governance Guidelines.”

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for 2006, 2005 and 2004, of (i) those persons who were, during 2006, our Chief Executive Officer (“CEO”) (Anthony A. Lombardo), and (ii) those persons who were, at the end of 2006, our four most highly compensated executive officers other than the CEO (collectively, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Restricted Stock Awards ($)	Securities Underlying Options # (2)	LTIP Payouts ($)	All Other Compensation (3) ($)

Anthony A. Lombardo,	2006	$350,784	$249,769	None	None	75,000	None	$12,055
President and Chief	2005	340,370	256,190	None	None	90,000	None	11,240
Executive Officer	2004	320,000	132,828	None	None	None	None	10,380

Jeffrey S. Peacock,	2006	$224,591	$101,610	None	None	28,000	None	$11,804
Senior Vice President	2005	207,454	99,828	None	None	15,000	None	11,159
	2004	185,000	53,754	None	None	None	None	10,063

Brad S. Schreck,	2006	$215,040	$97,274	None	None	28,000	None	$11,690
Senior Vice President	2005	198,783	95,733	None	None	15,000	None	10,989
	2004	185,000	53,754	None	None	None	None	9,292

Dennis J. Curtin,	2006	$215,025	$97,274	None	None	28,000	None	$11,520
Senior Vice President	2005	206,211	99,616	None	None	35,000	None	11,053
	2004	188,402	81,427	None	None	None	None	9,872

Peter J. Graham,	2006	$195,910	$88,905	None	None	28,000	None	$11,037
Senior Vice President	2005	194,690	76,090	None	None	10,000	None	10,957
	2004	178,000	68,619	None	None	None	None	10,361

(1)

We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2006, 2005 and 2004 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for 2006, 2005 or 2004 or $50,000; such amounts are, therefore, not reflected in the table.

(2)	Options are exercisable for our common stock.

(3)

For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit-Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For 2006, 2005 and 2004, such amounts contributed were: $11,095, $10,385 and $9,600, respectively, for Mr. Lombardo; $10,969, $10,458 and $9,486, respectively, for Mr. Peacock; $10,884, $10,319 and $8,715, respectively, for Mr. Schreck; $10,713, $10,352 and $9,284, respectively, for Mr. Curtin; and $10,308, $10,324 and $9,831, respectively, for Mr. Graham.

For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2006, 2005 and 2004, such amounts paid were: $960, $855 and $780, respectively, for Mr. Lombardo; $835, $701 and $577, respectively, for Mr. Peacock; $806, $670 and $577, respectively, for Mr. Schreck; $807, $701 and $588, respectively, for Mr. Curtin; and $729, $633 and $530, respectively, for Mr. Graham.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning stock option grants made during 2006 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with SEC disclosure rules, the hypothetical gains or “option spreads” for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and our future performance. We did not grant any stock appreciation rights during 2006.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year 2006	Exercise or Base Price ($/Sh) (3)	Expiration Date	5% ($)	10% ($)

Anthony A. Lombardo	40,000	(1)	10.7%	$14.475	6/1/15	$364,130	$922,777
	35,000	(2)	9.4%	$17.49	5/15/16	$384,978	$975,609

Jeffrey S. Peacock	13,000	(1)	3.5%	$14.475	6/1/15	$118,342	$299,902
	15,000	(2)	4.0%	$17.49	5/15/16	$164,991	$418,118

Brad S. Schreck	13,000	(1)	3.5%	$14.475	6/1/15	$118,342	$299,902
	15,000	(2)	4.0%	$17.49	5/15/16	$164,991	$418,118

Dennis J. Curtin	13,000	(1)	3.5%	$14.475	6/1/15	$118,342	$299,902
	15,000	(2)	4.0%	$17.49	5/15/16	$164,991	$418,118

Peter J. Graham	13,000	(1)	3.5%	$14.475	6/1/15	$118,342	$299,902
	15,000	(2)	4.0%	$17.49	5/15/16	$164,991	$418,118

(1)	These options were granted on June 2, 2005 and vested on June 2, 2006.

(2)	These options were granted on May 16, 2006 and vested immediately.

(3)	The options granted during 2006 have an exercise price not less than the fair market value of our common stock on the date of grant, and expire in ten years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning all exercises of stock options during 2006 by our Named Executive Officers and the fiscal year-end value of unexercised stock options on an aggregated basis:

			Number of Securities Underlying Unexercised Options at June 3, 2006 (#)	Value of Unexercised In-the-Money Options at June 3, 2006 ($) (1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable (2)	Exercisable/ Unexercisable (2)

Anthony A. Lombardo	None	None	415,996/	$2,768,905	/
			None	None

Jeffrey S. Peacock	None	None	52,682/	$129,229	/
			None	None

Brad S. Schreck	None	None	66,958/	$276,792	/
			None	None

Dennis J. Curtin	None	None	63,000/	$70,910	/
			None	None

Peter J. Graham	None	None	60,817/	$318,070	/
			None	None

(1)

An option is “in-the-money” if on June 3, 2006, the market price of the common stock exceeded the exercise price of the option. On June 3, 2006, the closing price of our common stock was $15.77. The value of these options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 3, 2006 and the aggregate exercise price of the options.

(2)	Options are exercisable into our common stock.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

We did not make any awards under any long-term incentive plan in 2006 and do not maintain any defined benefit or actuarial plans.

Compensation of Directors

Directors who are not our employees are entitled to the following compensation: a monthly retainer of $2,000; a fee of $1,750 for each board meeting attended in person; a fee of $500 for each telephonic board meeting in which they participate; an annual grant of 1,000 shares of our common stock; and an annual grant of an option to purchase 4,000 shares of our common stock, which typically vests one year from date of grant. The Chairman of the Board is entitled to 1.75 times the above-referenced fees. Directors who serve on committees of the board and who are neither our employees nor the Chairman of the Board are entitled to a fee of $1,000 for each committee meeting attended in person and a fee of $500 for each telephonic committee meeting in which they participate, except that the committee chairmen are entitled to a fee of $1,500 for each committee meeting attended in person and $750 for each telephonic committee meeting in which they participate. Directors who are our employees do not receive any compensation for their services as directors.

Upon joining our board, new directors receive options for 24,000 shares of our common stock, which vest one-third per year over three years from date of grant.

In August 2005, our board of directors approved an annual expenditure of $20,000 towards the cost of an office and secretary for Paul S. Echenberg, the Chairman of our board of directors.

James L. Katz receives an additional monthly retainer of $1,000 for serving as Chairman of our Audit Committee.

Michael A. Davis, M.D., a Director Emeritus, provides us, on an ongoing basis, with consulting services in his capacity as our Medical Director. We paid Dr. Davis approximately $243,000 for his services during 2006.

We entered into an agreement, effective as of January 1, 2004, with Donald A. Meyer, a Director Emeritus, under which Mr. Meyer agreed to serve as the trustee of our 401(k) plan and to provide us with such other services as we may reasonably request from time-to-time. The agreement is for a term of 36 months unless terminated earlier pursuant to its terms. Mr. Meyer receives a monthly payment of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. In 2006, we paid Mr. Meyer $42,000 under our agreement with him.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective June 1, 2004, we amended our employment contract, entered into in 2000, with Anthony A. Lombardo in his capacity as our President and Chief Executive Officer. This amended employment contract provides for annual base salary at $360,000. The contract is cancelable at any time by either Mr. Lombardo or us, but provides for severance pay of two years base salary in the event of termination by us without cause, as defined in the contract. Unless cancelled earlier, the amended contract will terminate on May 31, 2007.

The information required by this caption for termination of employment and change in control arrangements is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation - Severance Arrangements.”

Report on Repricing of Options/SARs

In 2006, we did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of the Named Executive Officers.

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

Board Compensation Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation - Compensation Committee Report on Executive Compensation.”

Performance Graph

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation - Common Stock Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of August 1, 2006, as to the beneficial ownership of our common stock, by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all our directors and executive officers as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Linda B. Stern,	1,955,279	(2)	17.9
23 Willets Road
Old Westbury, NY 11568

Wellington Management Company,	1,008,700	(3)	9.3
75 State Street
Boston, MA 02109

Ira Albert,	800,042	(4)	7.4
1304 SW 160th Avenue, Suite 209
Ft. Lauderdale, FL 33326

Kopp Investment Advisors, LLC	574,240	(5)	5.3
7701 France Avenue South, Suite 500
Edina, MN 55435

David P. Meyers,	553,728	(6)	5.1
Director
813 Springdale Road
Atlanta, GA 30306

Peter J. Graham,	486,244		4.4
Senior Vice President

Anthony A. Lombardo,	415,996		3.7
President, Chief Executive
Officer, Director

Paul S. Echenberg,	126,044		1.2
Chairman of the Board and Chairman
of the Board of E-Z-EM Canada

Dennis J. Curtin,	83,200		*
Senior Vice President

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Brad S. Schreck,	66,958		*
Senior Vice President

James L. Katz,	56,138		*
Director

Jeffrey S. Peacock,	52,682		*
Senior Vice President

Robert J. Beckman,	52,451		*
Director

George P. Ward,	51,951		*
Director

John T. Preston,	38,000		*
Director

James H. Thrall, M.D.,	37,000		*
Director

All directors and executive officers as a group (13 persons)	2,060,392	(6)	17.3

*	Does not exceed 1%.

(1)

Includes shares of our common stock issuable upon exercise of options currently exercisable or exercisable within 60 days from August 1, 2006 as follows: David P. Meyers (39,736), Peter J. Graham (60,817), Anthony A. Lombardo (415,996), Paul S. Echenberg (54,074), Dennis J. Curtin (63,000), Brad S. Schreck (66,958), James L. Katz (44,324), Jeffrey S. Peacock (52,682), Robert J. Beckman (47,951), George P. Ward (47,951), John T. Preston (37,000), James H. Thrall, M.D. (37,000) and all directors and executive officers as a group (1,007,489).

(2)

As executor for the Estate of Howard S. Stern, Linda B. Stern is deemed to share beneficial ownership of all of the shares of our common stock beneficially owned by the Estate of Howard S. Stern, for total beneficial ownership of 1,880,974 shares, including 28,000 shares of our common stock issuable under currently exercisable options. In addition, Linda Stern is the sole beneficial owner of 74,305 shares. The information relating to Linda Stern’s share ownership was obtained from a Schedule 13D/A dated May 23, 2006 and a Form 4 filed on July 28, 2006.

(3)	Wellington Management Company’s share information was obtained from a Schedule 13G dated February 14, 2006.

(4)	Mr. Albert’s share ownership was obtained from a Schedule 13D dated July 18, 2003.

(5)

Kopp Investment Advisors, LLC’s share information was obtained from a Schedule 13G dated January 20, 2006, filed on behalf of Kopp Investment Advisors, LLC, Kopp Holding Company, LLC, Kopp Holding Company and LeRoy C. Kopp.

(6)	Excludes (i) 48,399 shares held by David P. Meyers’ wife, (ii) 25,773.6 shares held by a trust established for the benefit of his children, and

(iii) 52,134 shares in which Mr. Meyers has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Mr. Meyers’ share ownership was obtained from a Form 4 filed by Mr. Meyers on June 5, 2006 and other information available to the Company.

Equity Compensation Plan Information

The following table sets forth information, as of June 3, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,358,043	$12.23	129,070 (1)

Equity compensation plans not approved by security holders	None	None	None

Total	1,358,043	$12.23	129,070

(1)	Consists of 24,675 shares reserved for issuance under our 2004 Stock and Incentive Award Plan and 104,395 shares reserved for issuance under our 1985 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

We have split dollar life insurance arrangements with Linda B. Stern and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively. Linda Stern is a principal shareholder of our company and the widow of Howard S. Stern, a co-founder of our company. Betty Meyers is a shareholder of our company and the widow of Phillip H. Meyers, a co-founder of our company. She is also the mother of David P. Meyers, a director and a principal shareholder of our company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers. Annually, through fiscal 2002, we paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under the Sarbanes-Oxley Act of 2002, beginning in fiscal year 2003, we stopped making payments toward the cost of such policies and do not anticipate making any payments in the future.

The aggregate amount of premiums paid by us for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by us for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by us. Both Linda Stern and Betty Meyers have agreed to repay us for any shortfall between the cash surrender value of their respective policy and the aggregate amount of premiums paid by us. At June 3, 2006, the cash surrender value of such policies aggregated $1,756,000 and the aggregate amount of advances made by us totaled $1,000,000.

See Item 11. “Executive Compensation” for a description of our consulting agreements with Michael A. Davis, a former director, and Donald A. Meyer, a former director. The information included therein is incorporated by reference into this Item 13.

Item 14.	Principal Accountant Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Executive Compensation - Principal Accountant Fees and Services.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Page

(a) 1. Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm	61

Consolidated balance sheets – June 3, 2006 and May 28, 2005	62

Consolidated statements of earnings – Fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005 and May 29, 2004	64

Consolidated statement of stockholders’ equity and comprehensive income – Fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005 and May 29, 2004	65

Consolidated statements of cash flows – Fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005 and May 29, 2004	67

Notes to consolidated financial statements	69

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II - Valuation and qualifying accounts	104

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated Bylaws of the Registrant	(b)

10.1	1983 Stock Option Plan of the Registrant, as amended through October 19, 1999	(c)

10.2	1984 Directors and Consultants Stock Option Plan of the Registrant, as amended through October 12, 1995	(d)

10.3	Employee Stock Purchase Plan of the Registrant, as amended through September 30, 2002	(e)

10.4	Employment Agreement dated April 3, 2000 between E-Z-EM, Inc. and Anthony A. Lombardo	(f)

		Page

(a) 3. Exhibits (continued)

10.5	Income Deferral Program	(g)

10.6	Amendment dated August 24, 2004 to Employment Agreement dated April 3, 2000 between E-Z-EM, Inc. and Anthony A. Lombardo	(h)

10.7	2004 Stock and Incentive Award Plan	(i)

10.8	Asset Purchase Agreement dated January 16, 2005 by and among E-Z-EM, Inc. and O’Dell Engineering Ltd. and Philip O’Dell	(j)

10.9	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(k)

10.10	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Member of the Board of Directors)	(l)

10.11	Form of Incentive Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(m)

10.12	Amendment to Asset Purchase Agreement dated April 7, 2005 by and between E-Z-EM, Inc., O’Dell Engineering Ltd. and Philip C. O’Dell	(n)

10.13	Annual Incentive Plan	(o)

10.14	Agreement for Purchase and Sale dated November 30, 2005 by and between E-Z-EM, Inc. and B&R Machine and Tool Corp.	(p)

21	Subsidiaries of the Registrant	105

23	Consent of Independent Registered Public Accounting Firm	106

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	107

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	109

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	111

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	112

a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the

Commission on January 21, 2005.

c)	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000.

d)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 2, 1995, filed under Commission File No. 0-13003.

e)	Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002.

f)	Incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

g)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 1993, filed under Commission File No. 0-13003.

h)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

i)	Incorporated by reference to Exhibit 99.2 to the Registrant’s additional definitive proxy material filed with the Commission on October 25, 2004.

j)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

k)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

l)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

m)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

n)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

o)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 3, 2005.

p)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date August 17, 2006	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 17, 2006	/s/ Paul S. Echenberg

Paul S. Echenberg, Chairman of the Board, Director

Date August 17, 2006	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director (Principal Executive Officer)

Date August 17, 2006	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date August 17, 2006	/s/ Robert J. Beckman

Robert J. Beckman, Director

Date August 17, 2006	/s/ James L. Katz

James L. Katz, Director

Date August 17, 2006	/s/ David P. Meyers

David P. Meyers, Director

Date August 17, 2006	/s/ John T. Preston

John T. Preston, Director

Date August 17, 2006	/s/ James H. Thrall

James H. Thrall, Director

Date August 17, 2006	/s/ George P. Ward

George P. Ward, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
E-Z-EM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries (the “Company”) as of June 3, 2006 and May 28, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005 and May 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 3, 2006 and May 28, 2005, and the consolidated results of their operations and their consolidated cash flows for the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005 and May 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. For each of the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005 and May 29, 2004, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of E-Z-EM, Inc. and Subsidiaries’ internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
August 4, 2006

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 3, 2006	May 28, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,822	$10,183
Debt and equity securities, at fair value	33,446	18,419
Accounts receivable, principally trade, net of allowance for doubtful accounts of $919 in 2006 and $869 in 2005	20,909	17,677
Inventories, net	27,152	22,822
Refundable income taxes	2,040	1,444
Other current assets	5,012	4,705

Total current assets	95,381	75,250

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	13,048	13,256

INTANGIBLE ASSETS, less accumulated amortization of $848 in 2006 and $504 in 2005	4,123	4,867

DEBT AND EQUITY SECURITIES, at fair value	1,088	746

CASH SURRENDER VALUE OF LIFE INSURANCE	6,335	6,482

OTHER ASSETS	3,817	1,454

NONCURRENT ASSETS HELD FOR DISPOSAL		3,593

Total assets	$123,792	$105,648

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 3, 2006	May 28, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable		$347
Current maturities of long-term debt	$31	99
Accounts payable	5,721	5,069
Accrued liabilities	12,515	9,916
Accrued income taxes	53	207

Total current liabilities	18,320	15,638

LONG-TERM DEBT, less current maturities		85

OTHER NONCURRENT LIABILITIES	3,630	4,205

Total liabilities	21,950	19,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,862,899 shares in 2006 and 10,827,772 shares in 2005 (excluding 89,205 shares held in treasury in 2006 and 2005)	1,086	1,083
Additional paid-in capital	30,071	28,478
Retained earnings	64,263	54,497
Accumulated other comprehensive income	6,422	1,662

Total stockholders’ equity	101,842	85,720

Total liabilities and stockholders’ equity	$123,792	$105,648

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended

		May 28, 2005	May 29, 2004

Net sales	$138,369	$113,075	$100,609
Cost of goods sold	78,649	65,039	60,552

Gross profit	59,720	48,036	40,057

Operating expenses
Selling and administrative	44,078	36,172	31,720
Plant closings and operational restructuring costs	438	2,917	1,771
Gain on sale of real property	(1,205)
Research and development	5,983	5,494	4,467

Total operating expenses	49,294	44,583	37,958

Operating profit	10,426	3,453	2,099

Other income (expense)
Interest income	831	365	788
Interest expense	(441)	(349)	(316)
Other, net	(114)	3,090	2,971

Earnings from continuing operations before income taxes	10,702	6,559	5,542

Income tax provision	936	851	1,944

Earnings from continuing operations	9,766	5,708	3,598

Earnings from discontinued operation, net of income tax provision of $1,103 in 2005 and $1,238 in 2004		1,228	3,128

NET EARNINGS	$9,766	$6,936	$6,726

Basic earnings per common share
From continuing operations	$.90	$.53	$.35
From discontinued operation, net of income tax provision		.11	.30

Net earnings	$.90	$.64	$.65

Diluted earnings per common share
From continuing operations	$.88	$.52	$.34
From discontinued operation, net of income tax provision		.11	.29

Net earnings	$.88	$.63	$.63

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-three weeks ended June 3, 2006 and fifty-two weeks
ended May 28, 2005 and May 29, 2004
(in thousands, except share data)

	Common stock				Accumulated other comprehensive income (loss)		Compre- hensive income (loss)
			Additional paid-in capital	Retained earnings
	Shares	Amount				Total

Balance at May 31, 2003	10,101,374	$1,010	$21,598	$66,464	$(470)	$88,602

Exercise of stock options, net of 8,828 shares tendered for exercise and withholding taxes	624,146	63	3,046			3,109
Income tax benefits on stock options exercised			1,912			1,912
Compensation related to stock option plans			5			5
Issuance of stock	10,096	1	123			124
Purchase of treasury stock	(37,400)	(4)	(413)			(417)
Common stock subscription on effective date of subsidiary’s initial public offering, net of financing costs and minority interest			12,174			12,174
Net earnings				6,726		6,726	$6,726
Cash dividend ($.25 per common share)				(2,552)		(2,552)
Unrealized holding gain on debt and equity securities
Arising during the year					3,543	3,543	3,543
Reclassification adjustment for gains included in net earnings					(1,868)	(1,868)	(1,868)
Increase in fair market value on interest rate swap					182	182	182
Foreign currency translation adjustments					235	235	235

Comprehensive income							$8,818

Balance at May 29, 2004	10,698,216	1,070	38,445	70,638	1,622	111,775

Exercise of stock options, net of 6,143 shares tendered to satisfy withholding taxes	120,789	12	372			384
Income tax benefits on stock options exercised			1,358			1,358
Compensation related to stock option plans, net of income tax benefit			435			435
Issuance of stock	8,767	1	107			108
Proceeds from subsidiary’s initial public offering, net of financing costs and minority interest			1,442			1,442
Net earnings				6,936		6,936	$6,936
Cash dividend ($.30 per common share)				(3,220)		(3,220)
Net book value of discontinued operation at date of spin-off			(13,681)	(19,857)	173	(33,365)
Unrealized holding gain on debt and equity securities
Arising during the year					1,148	1,148	1,148
Reclassification adjustment for gains included in net earnings					(3,270)	(3,270)	(3,270)

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(continued)

Fifty-three weeks ended June 3, 2006 and fifty-two weeks
ended May 28, 2005 and May 29, 2004
(in thousands, except share data)

					Accumulated other comprehensive income (loss)		Compre- hensive income (loss)
	Common stock		Additional paid-in capital
				Retained earnings
	Shares	Amount				Total

Decrease in fair market value on interest rate swap through date of spin-off of discontinued operation					(55)	(55)	(55)
Foreign currency translation adjustments					2,044	2,044	2,044

Comprehensive income							$6,803

Balance at May 28, 2005	10,827,772	1,083	28,478	54,497	1,662	85,720

Exercise of stock options	27,127	3	182			185
Income tax benefits on stock options exercised			1,228			1,228
Compensation related to stock option plans, net of income tax benefit			54			54
Issuance of stock	8,000		129			129
Net earnings				9,766		9,766	$9,766
Unrealized holding gain on debt and equity securities					215	215	215
Foreign currency translation adjustments					4,545	4,545	4,545

Comprehensive income							$14,526

Balance at June 3, 2006	10,862,899	$1,086	$30,071	$64,263	$6,422	$101,842

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended

		May 28, 2005	May 29, 2004

Cash flows from operating activities:
Net earnings	$9,766	$6,936	$6,726
Earnings from discontinued operation, net of tax		(1,228)	(3,128)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,673	3,159	2,992
Impairment of long-lived assets	183	500
Gain on sale of investments	(100)	(3,270)	(2,622)
Provision for doubtful accounts	77	111	106
(Gain) loss on sale of assets	(1,157)	68	(12)
Tax benefit on exercise of stock options	1,228	1,358	1,912
Deferred income tax benefit	(1,208)	(325)	(574)
Stock option compensation cost	86	427
Other non-cash items	126	98	(480)
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(3,309)	(1,201)	(306)
Inventories	(4,330)	(3,857)	935
Other current assets	(1,072)	(270)	(814)
Other assets	(311)	(457)	(687)
Accounts payable	652	1,308	628
Accrued liabilities	1,012	2,111	905
Accrued income taxes	(154)	32	162
Other noncurrent liabilities	308	96	250
Net cash provided by operating activities of discontinued operation		567	2,499

Net cash provided by operating activities	5,470	6,163	8,492

Cash flows from investing activities:
Additions to property, plant and equipment	(1,749)	(4,163)	(2,352)
Proceeds from sale of assets	4,774	408	1,392
Purchase of intangible assets		(3,094)
Proceeds from sale of investments	100	600
Investments at cost		(100)	(100)
Available-for-sale securities
Purchases	(212,986)	(65,295)	(23,189)
Proceeds from sale	197,959	62,670	21,981
Net cash used in investing activities of discontinued operation		(11,141)	(996)

Net cash used in investing activities	(11,902)	(20,115)	(3,264)

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended

		May 28, 2005	May 29, 2004

Cash flows from financing activities:
Repayments of debt	$(476)	$(344)	$(425)
Proceeds from issuance of debt		93	151
Proceeds from repayment of debt by discontinued operation		3,000
Dividends paid		(3,220)	(2,552)
Proceeds from exercise of stock options	185	384	3,109
Purchase of treasury stock			(417)
Proceeds from issuance of stock in connection with the stock purchase plan	3	10	8
Cash distributed with discontinued operation		(8,453)
Net cash provided by (used in) financing activities of discontinued operation		18,958	(1,503)

Net cash provided by (used in) financing activities	(288)	10,428	(1,629)

Effect of exchange rate changes on cash and cash equivalents	3,359	1,373	215

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,361)	(2,151)	3,814

Cash and cash equivalents
Beginning of year	10,183	12,334	8,520

End of year	$6,822	$10,183	$12,334

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$353	$95	$236

Income taxes (net of refunds of $2 in 2006 and $269 in 2004)	$1,798	$2,283	$1,311

Supplemental disclosure of non-cash financing activities:
Purchase of intangible assets		$1,877

Common stock subscription on effective date of subsidiary’s initial public offering, net of financing costs, excluding minority interest of $6,496			$18,670

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (“GI”) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also active in Healthcare Decontamination with its Reactive Skin Decontamination Lotion (RSDL) product - a liquid skin decontaminant that breaks down chemical agents such as Sarin or VX in seconds, leaving a non-toxic liquid that can be washed away with water. The Company also leverages its capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses.

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

Basis of Consolidation

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B). All significant intercompany balances and transactions have been eliminated.

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

Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal year 2006 ended on June 3, 2006, for a reporting period of fifty-three weeks. Fiscal years 2005 and 2004 ended on May 28, 2005 and May 29, 2004, respectively, for reporting periods of fifty-two weeks.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments and certificates of deposit of $750,000 and $1,321,000 at June 3, 2006 and May 28, 2005, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $4,186,000 and $7,975,000 at June 3, 2006 and May 28, 2005, respectively.

As of June 3, 2006 and May 28, 2005, approximately $6,306,000 and $9,003,000, respectively, of cash held by financial institutions in the U.S. and other countries exceeded Federal Deposit Insurance Corporation and other government agencies insured amounts.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Beginning balance	$869	$851
Provision for doubtful accounts	77	111
Write-offs	(27)	(93)

Ending balance	$919	$869

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are valued at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, the Company reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. At June 3, 2006 and May 28, 2005, reserve for excess and obsolete inventory was $2,053,000 and $1,902,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,929,000, $2,922,000 and $2,859,000 for 2006, 2005 and 2004, respectively.

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

Intangible assets, which consist primarily of licenses, customer relationships, technology, trademarks and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately six and one half to ten years. The weighted average amortization period for intangible assets was 5.66 and 6.64 years at June 3, 2006 and May 28, 2005, respectively. Amortization of intangible assets was $744,000, $237,000 and $133,000 for 2006, 2005 and 2004, respectively. Estimated amortization expense related to these intangibles for the succeeding five years is as follows:

(in thousands)

2007	$744
2008	$744
2009	$744
2010	$744
2011	$744

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets (see Note F).

Revenue Recognition

The Company recognizes revenue on the date the product is shipped, which is when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at agreed-upon list prices. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors.

Changes in our rebate allowance are as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Beginning balance	$1,397	$1,611
Provision for rebates	25,855	21,949
Rebate credits issued	(25,386)	(22,163)

Ending balance	$1,866	$1,397

All product returns must be pre-approved by the Company and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining on its stated expiration date.

The Company records revenue on warranties and extended warranties on a straight-line basis over the terms of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $688,000 and $505,000 at June 3, 2006 and May 28, 2005, respectively, and are reported as a component of other current liabilities and other noncurrent liabilities in the accompanying balance sheets. Service costs are expensed as incurred.

Research and Development

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

Advertising

All costs associated with advertising are expensed when incurred. Advertising expense, included in selling and administrative expenses, was $1,189,000, $680,000 and $435,000 in 2006, 2005 and 2004, respectively.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the tax rate change is enacted.

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

Stock-Based Compensation

At June 3, 2006, the Company had three stock-based compensation plans, which are described more fully in Note Q. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized under these plans for options granted to employees and to members of the Board of Directors, as all such options granted had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant. Compensation expense of $86,000, $453,000 and $5,000 in 2006, 2005 and 2004, respectively, was recognized under these and certain AngioDynamics plans for options granted to consultants and a former director serving as a consultant.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under these plans to employees and to members of the Board of Directors:

	2006	2005	2004

	(in thousands, except per share data)

Net earnings, as reported	$9,766	$6,936	$6,726
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects (see Note Q)	(2,393)	(2,808)	(563)

Pro forma net earnings	$7,373	$4,128	$6,163

Earnings per common share
Basic - as reported	$.90	$.64	$.65
Basic - pro forma	.68	.38	.60

Diluted - as reported	$.88	$.63	$.63
Diluted - pro forma	.66	.38	.58

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	2006	2005	2004

	(in thousands)

Basic	10,849	10,762	10,344
Effect of dilutive securities (stock options)	257	189	281

Diluted	11,106	10,951	10,625

Excluded from the calculation of earnings per common share, are options to purchase 193,750 shares of common stock at an exercise price of $17.49 per share for 2006, as their inclusion would be anti-dilutive. No options were excluded from the calculation of earnings per common share for 2005 and 2004.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

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

Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable, approximates carrying value due to the immediate or short-term maturity of these items. Management of the Company believes that the carrying value of notes payable and debt approximate their fair value based on rates available for debt with similar terms and maturities. Debt and equity securities are reported at their fair values based on market quotes.

Reclassifications

Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

Effects of Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004, and the Company has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Company does not anticipate that the issuance of a final consensus will materially impact its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123 (R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of this statement may have a material impact on the Company’s financial condition and results of operations commencing with its fiscal quarter ending September 2, 2006.

In December 2004, the FASB issued Financial Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). FSP No. 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain foreign earnings that are repatriated, under a plan for reinvestment in the U.S., from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act of 2004 (“AJCA”). The AJCA was enacted on October 22, 2004. FSP No. 109-2 allowed additional time for companies to evaluate the effects of the AJCA on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. In May 2006, the Company adopted a domestic reinvestment plan, and its foreign subsidiary in the United Kingdom remitted cash dividends of $1,701,000 to the U.S. In conjunction with the repatriation, the Company recorded Federal income tax expense of $87,000 based on current tax law.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been determined.

NOTE B – DISCONTINUED OPERATION

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds of $19,949,000 from the IPO, net of certain financing costs, were received by AngioDynamics on June 2, 2004. At May 29, 2004, E-Z-EM owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, E-Z-EM’s ownership interest in AngioDynamics decreased to 80.4% (see Note P).

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE B – DISCONTINUED OPERATION (continued)

In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. On October 30, 2004, the Company made a tax-free, pro rata distribution of its 9,200,000 shares of AngioDynamics common stock to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date. For all periods presented, AngioDynamics is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

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

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	2005	2004

	(in thousands)

Net sales
From unaffiliated customers	$22,342	$48,162
From affiliates	420	893

Total net sales	$22,762	$49,055

Earnings before income taxes	$2,628	$4,381
Income tax provision	1,103	1,238

Earnings before minority interest	1,525	3,143
Minority interest	297	15

Earnings from discontinued operation	$1,228	$3,128

For 2005, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	2006	2005	2004

	(in thousands)

Net earnings	$9,766	$6,936	$6,726
Unrealized holding gain on debt and equity securities:
Arising during the year, net of income tax provision of $127, $124 and $539 in 2006, 2005 and 2004, respectively	215	1,148	3,543
Reclassification adjustment for gains included in net earnings, net of income tax provision of $754 in 2004 (see Note G)		(3,270)	(1,868)
Increase (decrease) in fair value on interest rate swap:
Arising during the year, net of income tax provision (benefit) of ($32) and $106 in 2005 and 2004, respectively		(55)	182
Foreign currency translation adjustments:
Arising during the year	4,545	2,044	235

Comprehensive income	$14,526	$6,803	$8,818

The components of accumulated other comprehensive income, net of related tax, are as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Unrealized holding gain on debt and equity securities, net of income tax liability of $308 and $181 at June 3, 2006 and May 28, 2005, respectively	$523	$308
Cumulative translation adjustments	5,899	1,354

Accumulated other comprehensive income	$6,422	$1,662

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

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

The purchase price for the RSDL Assets was (i) $5.0 million, of which $500,000 was paid upon signing the Agreement, $2.5 million was paid at closing on April 7, 2005, and the balance of which is payable in three installments over the two years following the closing and (ii) royalty payments, not to exceed $8.0 million in total, on sales of RSDL products over the seven years following the closing. The net present value of guaranteed payments totaled $4,877,000 and, together with transaction costs of $94,000, were allocated, based on their relative fair values as license agreements of $4,577,000 and customer relationships of $394,000 and reported in intangible assets in the accompanying balance sheet. The net present value of guaranteed future obligations totaling $1,877,000 was included in accrued liabilities and other noncurrent liabilities in the accompanying balance sheet at May 28, 2005 (see Note M).

The Agreement also provides that Philip O’Dell will provide consulting services to the Company over a three-year term, with diminishing time commitments in the second and third years, relating to commercialization of the RSDL technology. Under the consulting arrangement, Mr. O’Dell is entitled to royalty payments, calculated at 4% of net sales of patented products and 2% of net sales of unpatented products, for seven years based on inventions created, developed or introduced to the Company by him related to decontamination that are not part of the RSDL technology acquired by the Company. O’Dell Engineering and Mr. O’Dell also agreed not to compete with the Company in the sale of RSDL products or other decontamination products anywhere in the world for seven years following the closing of the acquisition.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE E – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS

In February 2006, the Executive Committee of the Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The decision to close Toho resulted from an inability to generate income from operations and to grow the business due to a limited product offering and scope of operations. Also, a recent change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that current inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities. As a result of this plan, foreign currency translation losses of $183,000 included in accumulated other comprehensive income have been charged to results of operations for 2006 in accordance with EITF Issue No. 01-5,“Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. For 2006, project costs, primarily severance and the above-mentioned impairment, aggregated $333,000, and the Company expects to incur up to an additional $250,000 in project costs during the first quarter of 2007. The decision to close the Toho operations resulted in a deduction for U.S. Federal income tax purposes of approximately $7,296,000. For 2006, the Company recorded a Federal tax benefit of $2,481,000 relating to this tax deduction.

In May 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For 2006 and 2005, project costs aggregated $105,000 and $2,917,000, respectively, of which approximately $1,761,000 of the 2005 amount was severance relating to 69 employees, with the balance primarily for training, relocation and regulatory costs. At May 28, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $598,000. On January 31, 2006, the Company completed the sale of its Westbury manufacturing facility for $5,100,000. As a result, the Company recognized a gain on the sale of this property of $1,205,000 during 2006.

Changes in project costs are as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Beginning balance	$598
Recorded	105	$2,917
Paid	(703)	(2,319)

Ending balance	$—	$598

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE E – PLANT CLOSINGS AND OPERATIONAL RESTRUCTURINGS (continued)

In May 2004, the Company completed the closing of its device manufacturing facility in San Lorenzo, Puerto Rico, as well as its heat-sealing operation in Westbury, New York, each of which was part of the E-Z-EM segment. The Company currently outsources these operations to a third-party manufacturer. This realignment was part of the Company’s strategic plan of restructuring its operations to achieve greater efficiency. For 2004, project costs, primarily severance relating to 98 employees, aggregated $1,771,000. At May 29, 2004, the liability for the plant closing and operational restructuring, which was included in accrued liabilities, approximated $219,000. In May 2004, the Company sold the land and building encompassing its San Lorenzo facility for $1,250,000 and recognized a gain on the sale of $114,000.

Changes in project costs are as follows:

May 28, 2005

(in thousands)

Beginning balance	$219
Recorded
Paid	(219)

Ending balance	$—

NOTE F - ASSET IMPAIRMENT CHARGES

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE G - DEBT AND EQUITY SECURITIES

Debt and equity securities at June 3, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in 1 through 10 years	$2,000	$2,000
Due after 10 years and through 20 years	16,525	16,525
Due after 20 years	14,765	14,765
Other	156	156

	$33,446	$33,446

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,088	$831

	$257	$1,088	$831

Debt and equity securities at May 28, 2005 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$10,000	$10,000
Due after 20 years	8,260	8,260
Other	159	159

	$18,419	$18,419

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$746	$489

	$257	$746	$489

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE G - DEBT AND EQUITY SECURITIES (continued)

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

NOTE H - INVENTORIES

Inventories consist of the following:

	June 3, 2006	May 28, 2005

	(in thousands)

Finished goods	$12,246	$10,305
Work in process	608	573
Raw materials	14,298	11,944

	$27,152	$22,822

NOTE I - PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	June 3, 2006	May 28, 2005

		(in thousands)

Building and building improvements	7 to 30 years	$7,590	$6,532
Machinery and equipment	3 to 10 years	33,818	30,893
Leasehold improvements	Shorter of lease term or useful life	1,398	1,144

		42,806	38,569

Less accumulated depreciation and amortization		30,980	26,658

		11,826	11,911
Land		1,222	1,345

		$13,048	$13,256

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE J - INCOME TAXES

Income tax expense analyzed by category and by income statement classification is summarized as follows:

	2006	2005	2004

	(in thousands)

Current
Federal	$851	$291	$1,409
State and local	76	55	41
Foreign	1,217	830	1,068

Subtotal	2,144	1,176	2,518

Deferred	(1,208)	(325)	(574)

Total	$936	$851	$1,944

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Deferred tax assets
Tax operating loss carryforwards	$2,421	$1,455
Capital loss carryforwards	332	141
Tax credit carryforwards	20	65
Alternative minimum tax credit carryforward	4	4
Impairment of long-lived assets	541	745
Expenses incurred not currently deductible	1,407	1,104
Deferred compensation costs	1,014	973
Inventories	113	305
Write-down of investments	185	681
Other	289	233

Gross deferred tax asset	6,326	5,706

Deferred tax liabilities
Excess tax over book depreciation	910	896
Unrealized investment gains	307	181
Other	91	64

Gross deferred tax liability	1,308	1,141

Valuation allowance	(2,413)	(2,924)

Net deferred tax asset	$2,605	$1,641

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE J - INCOME TAXES (continued)

If not utilized, the tax operating loss carryforwards of $2,421,000 will expire in various amounts over the years 2007 through 2026 and the tax credit carryforwards of $20,000 will expire in 2013. Capital loss carryforwards of $171,000 will expire in 2011 and capital loss carryforwards of $161,000 do not expire.

At June 3, 2006, undistributed earnings of certain foreign subsidiaries aggregated $27,337,000 that will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1,351,000. The Company has not provided taxes on the undistributed earnings of its wholly owned foreign subsidiaries, because the extent of taxes paid to certain foreign governments would be deemed to approximate the estimated U.S. taxes, and may be used as credits against such U.S. taxes. In addition, the Company has no present plans to distribute earnings from any of its foreign subsidiaries.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	June 3, 2006	May 28, 2005

	(in thousands)

Current - Other current assets	$1,209	$1,378
Noncurrent - Other assets	2,100	872
Noncurrent - Other noncurrent liabilities	(704)	(609)

Net deferred tax asset	$2,605	$1,641

Earnings from continuing operations before income taxes for U.S. and international operations consist of the following:

	2006	2005	2004

	(in thousands)

U.S.	$7,452	$549	$2,356
International	3,250	6,010	3,186

	$10,702	$6,559	$5,542

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE J - INCOME TAXES (continued)

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s earnings from continuing operations before income taxes for the following reasons:

	2006	2005	2004

	(in thousands)

Income tax provision	$936	$851	$1,944
Effect of:
State income taxes, net of Federal tax benefit	(53)	(34)	(28)
Research and development tax credit	34	47	112
Dividend repatriation	(87)
Tax-exempt portion of investment income	214	95	24
Change in valuation allowance	456	1,447	(247)
Tax benefit associated with the closing of a foreign entity	2,481
Utilization of net operating loss carryforwards previously not given benefit by foreign entity			174
Losses of foreign entities generating no current tax benefit	(281)	(62)	(107)
Nontaxable income	134	108	293
Nondeductible expenses	(233)	(309)	(167)
Other	38	87	(114)

Income tax provision at statutory tax rate of 34%	$3,639	$2,230	$1,884

For 2006, the Company’s unusually low effective tax rate of 9% differed from the Federal statutory tax rate of 34% due primarily to: i) a tax benefit of $2,481,000 for the closing of our Japanese subsidiary; and ii) the reversal of a valuation allowance of $456,000 for a previously impaired, non-core equity security, since it is now more likely than not that such benefit will be realized. For 2005, the Company’s effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances for a previously impaired, non-core equity security sold in 2005 and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000. For 2004, the Company’s effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to not currently deductible losses incurred at the Company’s subsidiary in Puerto Rico and non-deductible expenses, partially offset by non-taxable imputed interest on loans to AngioDynamics of $596,000 and the utilization of previously unrecorded net operating loss carryforwards in certain foreign jurisdictions. The losses incurred at the Company’s subsidiary in Puerto Rico resulted from the closing of this facility and the outsourcing of its operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE J - INCOME TAXES (continued)

The U.S. Federal income tax returns of the Company through May 31, 2002 are closed by Internal Revenue Code regulations.

NOTE K - NOTES PAYABLE

          Notes payable consist of the following:

	June 3, 2006	May 28, 2005

	(in thousands)

Japanese bank note		$255
Other		92

	$—	$347

The Company’s Canadian subsidiary has available $1,817,000 (Canadian $2,000,000) under a line of credit with a bank, which is collateralized by accounts receivable and inventory and expires on October 31, 2006.

During 2006, 2005 and 2004, the weighted average interest rates on short-term debt were 4.73%, 4.80% and 4.80%, respectively.

NOTE L - LONG-TERM DEBT

          Long-term debt consists of the following:

	June 3, 2006	May 28, 2005

	(in thousands)

Japanese bank loan		$95
Other	$31	89

	31	184
Less current maturities	31	99

	$—	$85

          At June 3, 2006, future minimum principal payments on long-term debt were as follows:

(in thousands)

2007	$31

$31

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE M - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

          Accrued liabilities consist of the following:

	June 3, 2006	May 28, 2005

	(in thousands)

Payroll and related expenses	$7,976	$6,110
Liability for assets acquired (see Note D)	669	1,258
Other	3,870	2,548

	$12,515	$9,916

          Other noncurrent liabilities consist of the following:

	June 3, 2006	May 28, 2005

	(in thousands)

Deferred compensation	$2,738	$2,629
Liability for assets acquired (see Note D)		634
Deferred taxes	704	609
Other	188	333

	$3,630	$4,205

NOTE N - RETIREMENT PLANS

E-Z-EM provides pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. This plan covers all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2006, 2005 and 2004, profit-sharing contributions were $473,000, $466,000 and $485,000, respectively, and 401(k) matching contributions were $297,000, $294,000 and $293,000, respectively. E-Z-EM also contributed $14,000, $29,000 and $40,000 in 2006, 2005 and 2004, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

E-Z-EM Canada Inc., a wholly owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2006, 2005 and 2004, contributions were $251,000, $180,000 and $150,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE O - COMMITMENTS AND CONTINGENCIES

          Operating Leases

The Company is committed under non-cancelable operating leases for facilities, automobiles and equipment. During 2006, 2005 and 2004, aggregate rental costs under all operating leases were approximately $2,428,000, $1,766,000 and $1,658,000, respectively, of which approximately $28,000 was paid to related parties in 2004. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 3, 2006, are summarized as follows:

(in thousands)

2007	$1,842
2008	1,757
2009	1,686
2010	1,710
2011	303
Thereafter	24

$7,322

Purchase Commitments

Purchase commitments for open purchase orders at June 3, 2006 for which goods and services had not been received were approximately $2,307,000.

Employment Contract

The Company has an employment contract with its president and chief executive officer that is cancelable at any time, but provides for severance pay of two years base salary in the event such executive is terminated by the Company without cause, as defined in the contract. Unless cancelled earlier, the contract will terminate on May 31, 2007. Aggregate minimum compensation commitments under this contract at June 3, 2006, and relating to fiscal 2007, are $720,000.

Other Matters

During 2004, the Company was notified by a competitor that it believed specific claims contained in issued United States patents owned by this competitor may be relevant to certain features of the Company’s electromechanical injector systems. In August 2005, the Company entered into a licensing arrangement covering the design and form of its injector systems as of the date of such agreement. At May 28, 2005, the Company recorded an estimated liability in this matter of $350,000 that the Company believes relieved it of all claims relating to prior sales. This amount was paid in 2006.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

Litigation Matters

The Company was named as a co-defendant in an action entitled Jeffrey Madison d/b/a Maqguide.com vs. Avail Medical Products, Inc. et al., Case No. 05CC03584 filed in Superior Court for the State of California, Orange County, on February 28, 2005. The complaint alleged that in March 2003, the Company sought a contract manufacturer to manufacture and supply certain medical products and the Company, acting through its agent, Sopheon Corporation, solicited Maqguide to assist in this process. The complaint alleged that, acting on this information, Maqguide contacted Avail Medical Products, Inc., or Avail, about this opportunity and helped negotiate a final agreement between the Company and Avail. The complaint further alleged that Maqguide had an agreement with Avail that required Avail to pay a commission to Maqguide upon the execution of the agreement with the Company. The complaint alleged 18 causes of action against all of the defendants, including breach of contract, breach of the covenant of good faith, quantum meruit, fraud and deceit, promissory estoppel, conspiracy and conversion. The complaint sought compensatory, punitive and other monetary damages in an unspecified amount in excess of $25,000. This matter has been settled for $20,000, of which the Company was responsible for $10,000, and a notice of dismissal with prejudice was entered into the court on June 26, 2006.

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

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

Concentration of Credit Risk

The Company’s exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the U.S. In 2006, 2005 and 2004, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 36%, 37% and 38% of total sales, respectively. Approximately 39% of accounts receivable pertained to Merry X-Ray at June 3, 2006 and approximately 6% and 31% of accounts receivable pertained to Merry X-Ray and SourceOne, respectively, at May 28, 2005. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

In 2006, 2005 and 2004, purchases of finished products from Coeur, Inc. represented 12%, 13% and 9%, respectively, and purchases of finished product from Avail Medical Products, Inc. represented 9%, 11% and 3%, respectively, of total purchases.

NOTE P – COMMON STOCK

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, the Company’s former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds of $19,949,000 from the IPO, net of certain financing costs, were received by AngioDynamics on June 2, 2004. At May 29, 2004, the Company owned 9,200,000 shares, or 82.5% of the 11,150,000 shares outstanding. At May 29, 2004, the Company recorded a credit to common stock and additional paid-in capital of $12,174,000, which was net of financing costs of $1,279,000 and minority interest of $6,496,000. On June 15, 2004, the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, the Company’s ownership interest in AngioDynamics decreased to 80.4%. From May 30, 2004 through October 30, 2004, the date on which the Company completed its spin-off of AngioDynamics, the Company recorded a credit to common stock and additional paid-in capital of $1,442,000, which was net of financing costs of $225,000 and minority interest of $1,325,000.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE P – COMMON STOCK (continued)

AngioDynamics Spin-off

In February 2004, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of E-Z-EM’s remaining ownership in AngioDynamics. On October 30, 2004, the Company made a tax-free, pro rata distribution of its 9,200,000 shares of AngioDynamics common stock to E-Z-EM shareholders of record as of October 11, 2004 (the “Record Date”). Based on the shares outstanding of each company on the Record Date, E-Z-EM shareholders received .856377 of a share of AngioDynamics stock for each share of E-Z-EM stock they owned on the Record Date.

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During 2006, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Cash Dividends

In June 2003, the Company’s Board of Directors declared a cash dividend of $.25 per outstanding share of the Company’s common stock. The dividend, which aggregated $2,552,000, was distributed on August 1, 2003 to shareholders of record as of July 15, 2003. In June 2004, the Company’s Board of Directors declared a cash dividend of $.30 per outstanding share of the Company’s common stock. The dividend, which aggregated $3,220,000, was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors’ review of operations and financial and other conditions then prevailing.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE Q – STOCK COMPENSATION PLANS

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

1983 Stock Option Plan

In 1983, the Company adopted the 1983 Stock Option Plan (the “1983 Plan”). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,041,628 shares (given effect to the reallocation of 576,346 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1983 Plan pursuant to the exercise of options. All stock options have an exercise price of not less than the market value of the shares on the date of grant. Options are exercisable over a period of time designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1983 Plan.

1984 Stock Option Plan

In 1984, the Company adopted the 1984 Directors and Consultants Stock Option Plan (the “1984 Plan”). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 377,411 shares (given effect to the reallocation of 82,079 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1984 Plan pursuant to the exercise of options. All stock options have an exercise price of not less than the market value of the shares on the date of grant. Options are exercisable over a period of time designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1984 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE Q – STOCK COMPENSATION PLANS (continued)

In connection with the completion of the AngioDynamics spin-off on October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options” and together with the E-Z-EM Post-spin Options, the “Replacement Options”) were issued to holders of the E-Z-EM Pre-spin Options.

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

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, are the same as those of the replaced E-Z-EM Pre-spin Option, except that (1) in some cases, the exercise period of the AngioDynamics Post-spin Option is shorter than the exercise period of the E-Z-EM Pre-spin Option and (2) option holders who are employed by one company are permitted to exercise options to acquire shares in the other company as if such holder was an employee of such other company.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE Q – STOCK COMPENSATION PLANS (continued)

A summary of the status of the Company’s stock option plans as of June 3, 2006, May 28, 2005 and May 29, 2004, and changes for the three years then ended, is presented below:

	2006		2005		2004

	Shares (000)	Weighted- average exercise price	Shares (000)	Weighted- average exercise price	Shares (000)	Weighted- average exercise price

1983 Plan
Outstanding at beginning of year	338	$5.23	446	$7.49	1,018	$6.13
Exercised	(7)	$3.64	(52)	$3.66	(570)	$5.08
Forfeited					(2)	$5.63
Expired			(21)	$4.22
Spin-off adjustment			(35)

Outstanding at end of year	331	$5.27	338	$5.23	446	$7.49

Options exercisable at year-end	331	$5.27	326	$5.25	418	$7.48

Weighted-average fair value of options granted during the year		None		None		None

1984 Plan
Outstanding at beginning of year	74	$6.77	148	$6.76	202	$6.05
Granted			20	$16.02	8	$18.70
Exercised	(12)	$4.29	(75)	$3.90	(62)	$5.98
Forfeited			(1)	$12.04
Expired	(11)	$5.37	(6)	$4.22
Spin-off adjustment			(12)

Outstanding at end of year	51	$7.65	74	$6.77	148	$6.76

Options exercisable at year-end	51	$7.65	68	$6.27	131	$5.92

Weighted-average fair value of options granted during the year		None		$7.68		$9.08

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE Q – STOCK COMPENSATION PLANS (continued)

	2006		2005		2004

	Shares (000)	Weighted- average exercise price	Shares (000)	Weighted- average exercise price	Shares (000)	Weighted- average exercise price

2004 Plan
Outstanding at beginning of year	548	$13.94
Granted	442	$15.90	548	$13.94
Exercised	(8)	$14.23
Forfeited	(6)	$14.27

Outstanding at end of year	976	$14.82	548	$13.94

Options exercisable at year-end	976	$14.82	513	$13.89

Weighted-average fair value of options granted during the year		$7.62		$6.55

The following information applies to options outstanding and exercisable at June 3, 2006:

	Outstanding			Exercisable

Range of exercise prices	Number outstanding (000)	Weighted- average remaining life in years	Weighted- average exercise price	Number exercisable (000)	Weighted- average exercise price

1983 Plan
$3.17 to $3.64	46	3.99	$3.44	46	$3.44
$5.50 to $6.56	285	3.89	$5.57	285	$5.57

	331			331

1984 Plan
$3.23 to $3.80	8	3.32	$3.47	8	$3.47
$4.20 to $5.82	18	5.32	$5.27	18	$5.27
$10.36 to $12.10	25	8.15	$10.81	25	$10.81

	51			51

2004 Plan
$12.66 to $14.68	741	8.67	$14.08	741	$14.08
$15.43 to $17.49	235	9.96	$17.16	235	$17.16

	976			976

At June 3, 2006, there were no shares available for granting of options under the 1983 Plan and the 1984 Plan and 24,675 shares were available for grants of options and other awards under the 2004 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE Q – STOCK COMPENSATION PLANS (continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions for all plans:

	2006	2005	2004

Expected stock price volatility	48.90%	49.48%	50.98%
Risk-free interest rate	4.34%	3.53%	3.90%
Expected life of options	5 years	5 years	5 years

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

Effective October 26, 2004, the Company extended the exercise period of expiring stock options of a former director who currently provides the Company with consulting services. During 2006 and 2005, the Company recorded compensation charges of $86,000 and $427,000, respectively, in connection with this extension.

In 1985, the Company adopted an Employee Stock Purchase Plan (the “Employee Plan”). The Employee Plan provides for the purchase by employees of the Company’s common stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company’s common stock may be purchased under the Employee Plan. The Board of Directors in its discretion may terminate the Employee Plan at any time. Unless sooner terminated, the Employee Plan shall terminate at the time that all of the shares of common stock available for offer under the plan have been sold under the plan. During 2006, employees purchased 250 shares at $12.33 per share. Total proceeds received by the Company approximated $3,000.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE R - RELATED PARTIES

The Company has split dollar life insurance arrangements with Linda B. Stern and Betty K. Meyers, which were entered into on May 27, 1998 and May 25, 1998, respectively. Linda Stern is a principal shareholder of the Company and the widow of Howard S. Stern, a co-founder of the Company. Betty Meyers is a shareholder of the Company and the widow of Phillip H. Meyers, a co-founder of the Company. She is also the mother of David P. Meyers, a director and a principal shareholder of the Company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers. Annually, through fiscal 2002, the Company paid approximately $100,000 toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under the Sarbanes-Oxley Act of 2002, beginning in fiscal year 2003, the Company stopped making payments toward the cost of such policies and does not anticipate making any payments in the future.

The aggregate amount of premiums paid by the Company for each policy is $500,000, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by the Company for that policy. Additionally, beneficiaries of each policy may not borrow against the amount paid by the Company. Both Linda Stern and Betty Meyers have agreed to repay to the Company any shortfall between the cash surrender value of their respective policy and the aggregate amount of premiums paid by the Company.

At June 3, 2006 and May 28, 2005, the cash surrender value of such policies aggregated $1,756,000 and $1,558,000, respectively. At June 3, 2006 and May 28, 2005, advances of $1,000,000 are recorded in the consolidated balance sheets under the caption “Other assets”.

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

Two former directors provided consulting services to the Company and to the Company’s benefit plans during 2006, 2005 and 2004. Fees for such services were approximately $285,000, $290,000 and $267,000 during 2006, 2005 and 2004, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE S - OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS

The Company currently operates in one reportable segment: the E-Z-EM segment. Prior to October 30, 2004, the Company operated in two reportable segments: the E-Z-EM segment and the AngioDynamics segment, through its majority-owned subsidiary, AngioDynamics, Inc. Effective as of October 30, 2004, E-Z-EM spun off AngioDynamics by distributing to E-Z-EM’s shareholders 9,200,000 shares of AngioDynamics common stock then held by E-Z-EM. As discussed in Note B, the AngioDynamics segment is being reported as a discontinued operation and the E-Z-EM segment is being reported as the Company’s continuing operations.

In the E-Z-EM segment, the Company develops, manufactures and markets medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also active in Healthcare Decontamination with its Reactive Skin Decontamination Lotion (RSDL) product - a liquid skin decontaminant that breaks down chemical agents such as Sarin or VX in seconds, leaving a non-toxic liquid that can be washed away with water. The Company also leverages its capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses. The entire business is focused in the following general areas: CT imaging, X-ray fluoroscopy, contract manufacturing, accessory medical devices, gastroenterology, virtual colonoscopy and defense decontaminants. The Company’s primary business activity is conducted with radiologists and hospitals throughout the U.S. and with distributors outside of the U.S.

Geographic Areas

The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

	2006	2005	2004

	(in thousands)

Net sales
U.S. operations	$111,952	$90,901	$81,332
International operations:
Canada	55,912	37,253	31,500
Other	13,406	12,008	10,044
Eliminations	(42,901)	(27,087)	(22,267)

Total net sales	$138,369	$113,075	$100,609

Long-lived assets
U.S. operations	$6,957	$7,764	$7,242
International operations:
Canada	9,941	9,752	7,689
Other	797	1,067	1,039

Total long-lived assets	$17,695	$18,583	$15,970

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE S - OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

Net Sales by Major Product Lines

The following table sets forth net sales to external customers by major product lines:

	2006	2005	2004

	(in thousands)

CT Imaging Contrast	$36,047	$28,115	$21,125
CT Injector Systems	23,088	17,551	13,273

Total CT Imaging	59,135	45,666	34,398
X-Ray Fluoroscopy	45,095	40,649	40,810
Contract Manufacturing	12,561	9,183	8,054
Accessory Medical Devices	5,235	5,328	5,351
Gastroenterology	5,019	4,627	4,246
Virtual Colonoscopy	4,140	3,654	3,698
Defense Decontaminants	3,506	956	1,164
Other	3,678	3,012	2,888

	$138,369	$113,075	$100,609

NOTE T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for 2006 and 2005 were as follows:

	2006

	First quarter	Second quarter	Third quarter	Fourth quarter

	(in thousands, except per share data)

Net sales	$34,784	$34,204	$32,265	$37,116
Gross profit	15,873	15,328	12,778	15,741
Net earnings	2,553	1,525	4,342	1,346
Earnings per common share
Basic	.24	.14	.40	.12
Diluted	.23	.14	.39	.12

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 3, 2006, May 28, 2005 and May 29, 2004

NOTE T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

During the fourth quarter of fiscal 2006, the Company recorded net sales of $496,000 and pre-tax earnings of $319,000 ($223,000 after-tax or $0.02 per diluted share), relating to an adjustment of sales and related earnings at its subsidiary in the United Kingdom (the “UK Subsidiary”) for the first three quarters of fiscal 2006 (the “UK Subsidiary Adjustment”). The UK Subsidiary Adjustment resulted from misconduct by certain local operational and financial management personnel to misrepresent financial results in order to closely align actual operating results with budget. All involved personnel have been suspended pending a disciplinary hearing, as required by UK law, to determine appropriate disciplinary action. In July 2006, the accounting irregularity was identified by the Company’s independent registered public accounting firm. The Company immediately began an internal investigation and determined that sales and net earnings of the UK Subsidiary were under-reported in the first three quarters of fiscal 2006, that the cumulative effect of these adjustments was recorded in the fourth quarter of 2006 (i.e., the UK Subsidiary Adjustment) and that the annual results for 2006 were properly reported. It was also determined that a similar irregularity affected the second and third quarters of 2005. However, the annual results for 2005 were properly reported. The Company believes that all accounting irregularities have been identified, corrective action taken and that the UK Subsidiary Adjustment captures all necessary adjustments required to reflect the proper accounting treatment. After consideration of the qualitative and quantitative factors, the Company determined that the effects of these accounting irregularities were not material to any prior reporting period.

E-Z-EM, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe	Deductions- describe		Balance at end of period

Allowance for doubtful accounts

Fifty-two weeks ended May 29, 2004	$798	$106		$53	(a)	$851

Fifty-two weeks ended May 28, 2005	$851	$111		$93	(a)	$869

Fifty-three weeks ended June 3, 2006	$869	$77		$27	(a)	$919

Rebate allowance

Fifty-two weeks ended May 29, 2004	$1,159	$20,918		$20,466	(b)	$1,611

Fifty-two weeks ended May 28, 2005	$1,611	$21,949		$22,163	(b)	$1,397

Fifty-two weeks ended June 3, 2006	$1,397	$25,855		$25,386	(b)	$1,866

(a)	Amounts written off as uncollectible.

(b)	Represents rebate credits issued.