Form 10-Q
period 2006-09-02
EZ EM INC
filed 2006-10-12
CIK 727008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

Yes ☐          No ☒

As of October 6, 2006, there were 10,879,881 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 2,	June 3,
	2006	2006

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$8,982	$6,749
Debt and equity securities, at fair value	28,822	33,446
Accounts receivable, principally trade, net	21,383	20,680
Inventories, net	29,137	27,028
Refundable income taxes	890	2,040
Other current assets	4,725	5,012
Current assets of discontinued operation	280	426

Total current assets	94,219	95,381

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	12,857	12,445

INTANGIBLE ASSETS, less accumulated amortization	3,937	4,123

DEBT AND EQUITY SECURITIES, at fair value	1,239	1,088

CASH SURRENDER VALUE OF LIFE INSURANCE	6,359	6,335

OTHER ASSETS	3,436	3,815

NONCURRENT ASSETS OF DISCONTINUED OPERATION	652	605

Total assets	$122,699	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 2,	June 3,
	2006	2006

	(unaudited)	(audited)

CURRENT LIABILITIES
Current maturities of long-term debt	$18	$31
Accounts payable	5,451	5,702
Accrued liabilities	9,504	12,123
Accrued income taxes	204	47
Current liabilities of discontinued operation	264	417

Total current liabilities	15,441	18,320

OTHER NONCURRENT LIABILITIES	3,616	3,630

Total liabilities	19,057	21,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,870,199 shares at September 2, 2006 and 10,862,899 shares at June 3, 2006 (excluding 89,205 shares held in treasury at September 2, 2006 and June 3, 2006)	1,087	1,086
Additional paid-in capital	30,248	30,071
Retained earnings	65,825	64,263
Accumulated other comprehensive income	6,482	6,422

Total stockholders’ equity	103,642	101,842

Total liabilities and stockholders’ equity	$122,699	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen	Fourteen
	weeks ended	weeks ended
	September 2,	September 3,
	2006	2005

Net sales	$33,440	$34,394
Cost of goods sold	18,849	18,712

Gross profit	14,591	15,682

Operating expenses
Selling, general and administrative	11,141	10,219
Plant closing and operational restructuring costs		158
Research and development	1,376	1,340

Total operating expenses	12,517	11,717

Operating profit	2,074	3,965

Other income (expense)
Interest income	356	160
Interest expense	(70)	(116)
Other, net	274	(101)

Earnings from continuing operations before income taxes	2,634	3,908

Income tax provision	851	1,365

Earnings from continuing operations	1,783	2,543

Earnings (loss) from discontinued operation, net of income tax benefit	(221)	10

NET EARNINGS	$1,562	$2,553

Basic earnings (loss) per common share
From continuing operations	$0.16	$0.24
From discontinued operation, net of income tax benefit	(0.02)

From total operations	$0.14	$0.24

Diluted earnings (loss) per common share
From continuing operations	$0.16	$0.23
From discontinued operation, net of income tax benefit	(0.02)

From total operations	$0.14	$0.23

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirteen weeks ended September 2, 2006
(unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income

	Shares	Amount

Balance at June 3, 2006	10,862,899	$1,086	$30,071	$64,263	$6,422	$101,842

Exercise of stock options	7,300	1	49			50
Income tax benefits on stock options exercised			115			115
Compensation related to stock option plans, net of income tax benefit			13			13
Net earnings				1,562		1,562	$1,562
Unrealized holding gain on debt and equity securities					100	100	100
Foreign currency translation adjustments					(40)	(40)	(40)

Comprehensive income							$1,622

Balance at September 2, 2006	10,870,199	$1,087	$30,248	$65,825	$6,482	$103,642

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Thirteen weeks ended September 2, 2006	Fourteen weeks ended September 3, 2005

Cash flows from operating activities:
Net earnings	$1,562	$2,553
(Earnings) loss from discontinued operation, net of tax	221	(10)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	884	915
Provision for doubtful accounts	23	14
Tax benefit on exercise of stock options		427
Deferred income tax provision	288	4
Other non-cash items	21	23
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(726)	(4,138)
Inventories	(2,109)	(3,328)
Other current assets	1,522	358
Other assets	43	(169)
Accounts payable	(251)	1,025
Accrued liabilities	(2,619)	(2,787)
Accrued income taxes	157	108
Other noncurrent liabilities	(12)	78
Net cash used in operating activities of discontinued operation	(208)	(24)

Net cash used in operating activities	(1,204)	(4,951)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,190)	(414)
Available-for-sale securities
Purchases	(147,140)	(41,495)
Proceeds from sale	151,764	41,372
Net cash provided by investing activities of discontinued operation	2

Net cash provided by (used in) investing activities	3,436	(537)

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Thirteen weeks ended September 2, 2006	Fourteen weeks ended September 3, 2005

Cash flows from financing activities:
Repayments of debt	$(13)	$(20)
Proceeds from exercise of stock options	50	52
Tax benefit on exercise of stock options	115
Proceeds from issuance of stock in connection with the stock purchase plan		3
Net cash used in financing activities of discontinued operation	(105)	(41)

Net cash provided by (used in) financing activities	47	(6)

Effect of exchange rate changes on cash and cash equivalents	(46)	1,270

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,233	(4,224)

Cash and cash equivalents
Beginning of period	6,749	10,123

End of period	$8,982	$5,899

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$34	$125

Income taxes (net of refunds of $1,162 in 2006)	$(858)	$378

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE A  -  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also the exclusive worldwide manufacturer and marketer of Reactive Skin Decontamination Lotion (RSDL) for first-responder organizations and military services. RSDL is a patented, broad spectrum liquid chemical warfare agent decontaminant, that neutralizes or removes chemical agents from skin on contact, leaving a non-toxic residue that can be rinsed off with water. The Company also leverages its capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses.

Basis of Presentation

The consolidated balance sheet as of September 2, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the period ended September 2, 2006, and the consolidated statements of earnings and cash flows for the thirteen weeks ended September 2, 2006 and fourteen weeks ended September 3, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at September 2, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 17, 2006. The results of operations for the periods ended September 2, 2006, and September 3, 2005, are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries. Toho Kagaku Kenkyusho Co., Ltd., the Company’s wholly owned Japanese subsidiary, is reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B). All significant intercompany balances and transactions have been eliminated.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE B  -  DISCONTINUED OPERATION

In February 2006, the Executive Committee of the Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The decision to close Toho resulted from an inability to generate income from operations and to grow the business due to a limited product offering and scope of operations. Also, a recent change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that current inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities. As a result of this plan, foreign currency translation losses of $33,000 included in accumulated other comprehensive income have been charged to results of operations for the thirteen weeks ended September 2, 2006 in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

For the thirteen weeks ended September 2, 2006, project costs, primarily severance and the above-mentioned impairment, aggregated $230,000, and the Company expects to incur up to an additional $51,000 in project costs during the second quarter of fiscal 2007. Changes in project costs are as follows:

September 2, 2006

(in thousands)

Beginning balance	$333
Recorded	230
Paid	(300)

Ending balance	$263

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE B  -  DISCONTINUED OPERATION (continued)

The following table sets forth the carrying amounts of the major classes of assets and liabilities of Toho, which are classified as assets and liabilities of discontinued operation in the accompanying consolidated balance sheet:

	September 2, 2006	June 3, 2006

	(in thousands)

ASSETS

Cash and cash equivalents	$178	$73
Accounts receivable	102	229
Inventory		124

Current assets of discontinued operation	$280	$426

Property, plant and equipment	$651	$603
Other assets	1	2

Noncurrent assets of discontinued operation	$652	$605

LIABILITIES

Accounts payable		$19
Accrued liabilities	$263	392
Accrued income taxes	1	6

Current liabilities of discontinued operation	$264	$417

Summarized results of operations for Toho as reported in earnings (loss) from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended September 2, 2006	Fourteen weeks ended September 3, 2005

	(in thousands)

Net sales
From unaffiliated customers	$194	$390

Total net sales	$194	$390

Earnings (loss) before income taxes	$(341)	$10
Income tax benefit	(120)

Earnings (loss) from discontinued operation	$(221)	$10

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE C  -  STOCK-BASED COMPENSATION

Effective June 4, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards under its three stock-based compensation plans using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized under these plans concerning stock options granted to employees and to members of the Board of Directors, as all such stock options granted had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.

Additionally, in periods prior to June 4, 2006, the Company followed the disclosure-only requirements of SFAS No. 123 which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and directors and provide pro forma net earnings and pro forma earnings per share disclosures for employees and directors stock option grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

SFAS No. 123(R) was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this transition method, the Company will apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled on or after June 4, 2006. The provisions of SFAS No. 123(R) will not apply to any stock options outstanding as of June 4, 2006, since all such options were fully vested.

For the thirteen weeks ended September 2, 2006, the Company did not recognize any share-based compensation expense in the consolidated financial statements for awards concerning employees or members of the Board of Directors since no stock options were granted nor were there any modifications of outstanding stock options. For the thirteen weeks ended September 2, 2006, and the fourteen weeks ended September 3, 2005, pre-tax compensation expense of $21,000 ($13,000 after tax effects) and $23,000 ($15,000 after tax effects), respectively, was recognized for stock options granted in prior years to a former director serving as a consultant. This expense is included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE C  -  STOCK-BASED COMPENSATION (continued)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under these plans to employees and to members of the Board of Directors:

Fourteen weeks ended September 3, 2005

(in thousands, except per share data)

Net earnings, as reported	$2,553
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(286)

Pro forma net earnings	$2,267

Earnings per common share
Basic - as reported	$.24
Basic - pro forma	.21

Diluted - as reported	$.23
Diluted - pro forma	.21

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for all plans:

Fourteen weeks ended September 3, 2005

Expected life (years)	5.0
Expected volatility	47.86%
Risk-free interest rate	3.64%
Dividend yield	None

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company has not historically issued any dividends and does not expect to in the foreseeable future.

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to employees, directors and other service providers. A total of 1,008,425 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At September 2, 2006, there were 30,675 shares available for grants of options and other awards under the 2004 Plan.

1983 Stock Option Plan

In 1983, the Company adopted the 1983 Stock Option Plan (the “1983 Plan”). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,041,628 shares (given effect to the reallocation of 576,346 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1983 Plan pursuant to the exercise of options. All outstanding stock options have an exercise price of not less than the market value of the shares on the date of grant. Outstanding options are exercisable over a period of time designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1983 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

1984 Stock Option Plan

In 1984, the Company adopted the 1984 Directors and Consultants Stock Option Plan (the “1984 Plan”). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 377,411 shares (given effect to the reallocation of 82,079 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1984 Plan pursuant to the exercise of options. All outstanding stock options have an exercise price of not less than the market value of the shares on the date of grant. Outstanding options are exercisable over a period of time designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1984 Plan.

The following is a summary of the stock option activity during the thirteen weeks ended September 2, 2006:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,358	$12.23	7.65
Exercised	(7)	$6.75	5.93
Forfeited	(6)	$14.39	8.50

Outstanding at end of period	1,345	$12.25	7.40	$3,608

Vested or expected to vest at end of period	1,345	$12.25	7.40	$3,608

Exercisable at end of period	1,345	$12.25	7.40	$3,608

The weighted-average grant-date fair value of stock options granted during the fourteen weeks ended September 3, 2005 was $6.67 per share. The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during the thirteen weeks ended September 2, 2006 and fourteen weeks ended September 3, 2005 was $51,000 and $174,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The Company received cash from stock options exercised during the thirteen weeks ended September 2, 2006 and fourteen weeks ended September 3, 2005 of $50,000 and $52,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits from the exercise of stock options during the thirteen weeks ended September 2, 2006 and fourteen weeks ended September 3, 2005 of $115,000 and $427,000, respectively.

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended September 2, 2006	Fourteen weeks ended September 3, 2005

	(in thousands)

Basic	10,867	10,837
Effect of dilutive securities (stock options)	192	163

Diluted	11,059	11,000

Excluded from the calculation of earnings per common share, are options to purchase 224,750 and 614,500 shares of common stock for the thirteen weeks ended September 2, 2006 and the fourteen weeks ended September 3, 2005, respectively, as their inclusion would be anti-dilutive. For the thirteen weeks ended September 2, 2006, the range of exercise prices on the excluded options was $15.64 to $17.49 per share and, for the fourteen weeks ended September 3, 2005, the range of exercise prices on the excluded options was $14.23 to $14.68 per share.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
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

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facility. The adoption of SFAS No. 151 has had no current impact on the Company’s financial condition or results of operations.

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 has had no current impact on the Company’s financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended September 2, 2006	Fourteen weeks ended September 3, 2005

	(in thousands)

Net earnings	$1,562	$2,553
Unrealized holding gain on debt and equity securities arising during the period	100	63
Foreign currency translation adjustments arising during the period	(40)	1,757

Comprehensive income	$1,622	$4,373

The components of accumulated other comprehensive income, net of related tax, are as follows:

	September 2, 2006	June 3, 2006

	(in thousands)

Unrealized holding gain on debt and equity securities	$623	$523
Cumulative translation adjustments	5,859	5,899

Accumulated other comprehensive income	$6,482	$6,422

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE G - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

In May 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the fourteen weeks ended September 3, 2005, project costs aggregated $158,000. At September 3, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $296,000.

Changes in project costs are as follows:

September 3, 2005

(in thousands)

Beginning balance	$598
Recorded	158
Paid	(460)

Ending balance	$296

NOTE H - DEBT AND EQUITY SECURITIES

Debt and equity securities at September 2, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$14,950	$14,950
Due after 20 years	13,720	13,720
Other	152	152

	$28,822	$28,822

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,239	$982

	$257	$1,239	$982

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE H - DEBT AND EQUITY SECURITIES (continued)

          Debt and equity securities at June 3, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)
Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in 1 through 10 years	$2,000	$2,000
Due after 10 years and through 20 years	16,525	16,525
Due after 20 years	14,765	14,765
Other	156	156

	$33,446	$33,446

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,088	$831

	$257	$1,088	$831

NOTE I - INVENTORIES

          Inventories consist of the following:

	September 2, 2006	June 3, 2006

	(in thousands)

Finished goods	$12,585	$12,140
Work in process	650	604
Raw materials	15,902	14,284

	$29,137	$27,028

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and September 3, 2005
(unaudited)

NOTE J - CONTINGENCIES

Litigation Matters

The Company is party to claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Concentration of Credit Risk

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the U.S. For the thirteen weeks ended September 2, 2006 and the fourteen weeks ended September 3, 2005, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 35% and 41% of total sales, respectively. Approximately 40% and 39% of accounts receivable pertained to Merry X-Ray at September 2, 2006 and June 3, 2006, respectively. While the accounts receivable related to this distributor are significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of this distributor.

NOTE K - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen weeks ended September 2 2006 no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors which may be identified from time to time in our filings with the Securities and Exchange Commission some of which are set forth in Item 1A – “Risk Factors” in our Form 10-K filing for the 2006 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

In May 2006, we announced the launch of our CO2EFFICIENTTM Endoscopic Insufflator, a new device for insufflating, or filling, the upper and lower gastrointestinal tract with carbon dioxide (CO2) gas. CO2EFFICIENT provides a quick and easy way to use CO2 gas insufflation in all endoscopic procedures. We believe that use of this device will improve patient comfort and increase the efficiency of endoscopic procedures, and that we are well positioned to continue building our presence in this market.

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

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, our net sales have been favorably affected by our ability to provide replacement products since the recall began. During the fourth quarter of 2006, Mallinckrodt returned to the market with a reduced product offering. In addition, Mallinckrodt announced its decision to partner with a third-party organization to sell its barium products in the U.S. We believe that Mallinckrodt’s return to the market has had minimal effect on our sales and earnings to date.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. We decided to close Toho because we were unable to generate income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Our quarters ended September 2, 2006 and September 3, 2005 represent thirteen weeks and fourteen weeks, respectively.

Consolidated Results of Operations

For the quarter ended September 2, 2006, we reported net earnings of $1,562,000, or $.14 per common share on both a basic and diluted basis, as compared to net earnings of $2,553,000, or $.24 and $.23 per common share on a basic and diluted basis, respectively, for the comparable period of last year.

The following table sets forth earnings from continuing operations and earnings (loss) from discontinued operation for the quarters ended September 2, 2006 and September 3, 2005:

	2006	2005

	(in thousands)

Earnings from continuing operations	$1,783	$2,543
Earnings (loss) from discontinued operation	(221)	10

Net earnings	$1,562	$2,553

Our results are expressed as a percentage of net sales for the quarters ended September 2, 2006 and September 3, 2005 in the following table:

	2006	2005

Net sales	100.0%	100.0%
Cost of goods sold	56.4	54.4

Gross profit	43.6	45.6

Operating expenses
Selling, general and administrative	33.3	29.7
Plant closing and operational restructuring costs		0.5
Research and development	4.1	3.9

Total operating expenses	37.4	34.1

Operating profit	6.2	11.5

Other income (expense)
Interest income	1.1	0.5
Interest expense	(0.2)	(0.3)
Other, net	0.8	(0.3)

Earnings from continuing operations before income taxes	7.9	11.4

Income tax provision	2.5	4.0

Earnings from continuing operations	5.4	7.4

Earnings (loss) from discontinued operation, net of income tax benefit	(0.7)	0.0

NET EARNINGS	4.7%	7.4%

Continuing Operations

Operating profit for the current quarter declined by $1,891,000 due to decreased sales and gross profit and increased operating expenses. Results for the comparable quarter of last year included $158,000 in plant closing and operational restructuring costs related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada.

Net sales for the quarter ended September 2, 2006 decreased 3%, or $954,000, as compared to the quarter ended September 3, 2005. Net sales in the first quarter of the prior year benefited from one additional week compared with the current quarter, as well as from approximately $1,600,000 in backlog sales associated with the Mallinckrodt recall. Price increases accounted for slightly less than 1% of net sales for the current quarter, as a significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. On a product line basis, the net sales decline resulted from decreased sales of CT imaging contrast products of $1,816,000 and X-ray fluoroscopy products of $298,000, partially offset by increased sales of CT injector systems of $1,058,000.

Net sales in international markets, including direct exports from the U.S., increased 6%, or $548,000, for the current quarter from the prior year’s quarter due to foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $453,000, and price increases, which accounted for approximately 1% of net sales in international markets for the current quarter. On a product line basis, the net sales increase resulted primarily from increased sales of CT imaging products of $662,000, X-ray fluoroscopy products of $520,000 and virtual colonoscopy products of $296,000, partially offset by decreased sales of contract manufacturing products of $717,000 and defense decontaminants of $266,000.

The following table sets forth net sales by product category for the quarters ended September 2, 2006 and September 3, 2005:

	2006		2005

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$9,248	27.6	$11,064	32.2
CT Injector Systems	6,545	19.6	5,487	15.9

Total CT Imaging	15,793	47.2	16,551	48.1
X-Ray Fluoroscopy	10,858	32.5	11,156	32.4
Contract Manufacturing	1,684	5.0	1,411	4.1
Accessory Medical Devices	1,453	4.3	1,407	4.1
Gastroenterology	1,135	3.4	1,338	3.9
Virtual Colonoscopy	1,188	3.6	828	2.4
Defense Decontaminants	497	1.5	751	2.2
Other	832	2.5	952	2.8

	$33,440	100.0	$34,394	100.0

Gross profit, expressed as a percentage of net sales, decreased to 44% for the current quarter from 46% for the comparable quarter of the prior year due to increased costs for purchased finished products and increased materials cost primarily from our barium sulfate suppliers. Increased finished product costs related primarily to finished goods purchased from our Canadian subsidiary which were adversely affected by the continued weakening of the U.S. dollar against the Canadian dollar.

Selling, general and administrative (“SG&A”) expenses were $11,141,000 for the quarter ended September 2, 2006 compared to $10,219,000 for the quarter ended September 3, 2005. This increase of $922,000, or 9%, was due primarily to costs of $392,000 associated with an expansion of our North American sales force and additional infrastructure expenses of $305,000 to support our defense decontaminants business.

Research and development (“R&D”) expenditures remained at 4% of net sales and increased 3% for the current quarter to $1,376,000 from $1,340,000 for the comparable quarter of the prior year. Increased costs of $54,000 for defense decontaminant projects, $53,000 for virtual colonoscopy projects and $40,000 for other projects were partially offset by decreased general regulatory costs of $86,000 and decreased costs of $25,000 for gastroenterology projects. Of the R&D expenditures for the current quarter, approximately 57% related to X-ray fluoroscopy and CT imaging projects, 25% to general regulatory costs, 7% to gastroenterology projects, 4% to virtual colonoscopy projects, 4% to defense decontaminant projects and 3% to other projects. R&D expenditures are expected to continue at or exceed current amounts for the remainder of this fiscal year.

Other income (expense) totaled $560,000 of income for the current quarter compared to expense of $57,000 for the comparable period of last year. This improvement is due to favorable changes in foreign currency exchange gains and losses of $382,000, increased interest income of $196,000 and decreased interest expense of $46,000.

For the quarter ended September 2, 2006, our effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the quarter ended September 3, 2005, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, partially offset by tax-exempt income.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in earnings (loss) from discontinued operation in the accompanying consolidated statements of earnings for the quarters ended September 2, 2006 and September 3, 2005 are as follows:

	2006	2005

	(in thousands)

Net sales
From unaffiliated customers	$194	$390

Total net sales	$194	$390

Earnings (loss) before income taxes	$(341)	$10
Income tax benefit	(120)

Earnings (loss) from discontinued operation	$(221)	$10

The results for the discontinued operation for the current quarter represent two months of operational activity and, therefore, are not comparative to the results for the prior year’s first quarter.

Liquidity and Capital Resources

For the quarter ended September 2, 2006, operations and capital expenditures were funded by working capital and cash reserves. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At September 2, 2006, debt (current maturities of long-term debt) was $18,000, as compared to $31,000 at June 3, 2006. We have available $1,811,000 under a bank line of credit, of which no amounts were outstanding at September 2, 2006.

Our contractual obligations and their effect on liquidity and cash flows as of September 2, 2006 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of September 2, 2006

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$18	$18
Operating leases (1)	6,881	1,843	$3,425	$1,613
Purchase obligations (1)	5,064	4,238	826
Employment contract (1)	720	720
Consulting contracts (1)	14	14
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,740	68	150	190	$2,332
Asset acquisition	700	700
License arrangements	686	686
Accrued severance benefits	148	148

Total	$16,971	$8,435	$4,401	$1,803	$2,332

(1)

The non-cancelable operating leases, purchase obligations, and employment and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist primarily of finished product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At September 2, 2006, approximately $37,804,000, or 31%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 6.10 to 1, with net working capital of $78,778,000, at September 2, 2006, compared to the current ratio of 5.21 to 1, with net working capital of $77,061,000, at June 3, 2006. We believe that our cash reserves, cash provided from operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the quarter ended September 2, 2006, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 3, 2006. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

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

Changes in our rebate allowance for the quarters ended September 2, 2006 and September 3, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$1,866	$1,397
Provision for rebates	6,691	6,963
Rebate credits issued	(6,418)	(6,250)

Ending balance	$2,139	$2,110

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $729,000 and $688,000 at September 2, 2006 and June 3, 2006, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 40% and 39% of our total accounts receivable balance at September 2, 2006 and June 3, 2006, respectively, was concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the quarters ended September 2, 2006 and September 3, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$888	$837
Provision for doubtful accounts	23	14
Write-offs		(1)

Ending balance	$911	$850

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At September 2, 2006 and June 3, 2006, our reserve for excess and obsolete inventory was $2,385,000 and $2,053,000, respectively.

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

Effective June 4, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facility. The adoption of SFAS No. 151 has had no current impact on our financial condition or results of operations.

Effective June 4, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of SFAS No. 123(R) has had no current impact on our financial condition or results of operations.

Effective June 4, 2006, we adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 has had no current impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2006 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at September 2, 2006, our assets and liabilities would increase or decrease by $4,400,000 and $695,000, respectively, and our net sales and net earnings would increase or decrease by $2,972,000 and $152,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change in the exchange rates of foreign currencies against the U.S. dollar of 10% at September 2, 2006, our pre-tax earnings would be favorably or unfavorably impacted by approximately $1,010,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of September 2, 2006, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $28,670,000. The bonds bear interest at a floating rate established between seven and 35 days. For the quarter ended September 2, 2006, the after-tax interest rate on the bonds approximated 3.8%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $287,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $18,000 at September 2, 2006, a change in interest rates would not materially impact results of operations or financial position. At September 2, 2006, we did not maintain any variable interest rate financing.

As of September 2, 2006, we have available $1,811,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 2, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 2, 2006, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended September 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	Annual Incentive Plan, as amended	37

10.2	Summary of the Compensation of the Non-employee Directors of E-Z-EM, Inc.	(c)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	46

No.	Description	Page

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	48

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	50

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	51

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

(c)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date	October 12, 2006	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,
Chief Executive Officer, Director
(Principal Executive Officer)

Date	October 12, 2006	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice
President - Chief Financial
Officer (Principal Financial and
Chief Accounting Officer)