Form 10-Q
period 2006-12-02
E-Z-EM, Inc.
filed 2007-01-11
CIK 727008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

Yes ☐     No ☒

As of January 5, 2007, there were 10,965,543 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	December 2, 2006	June 3, 2006

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$10,058	$6,749
Debt and equity securities, at fair value	29,095	33,446
Accounts receivable, principally trade, net	23,026	20,680
Inventories, net	27,920	27,028
Refundable income taxes	1,073	2,040
Other current assets	4,614	5,012
Current assets of discontinued operation	191	426

Total current assets	95,977	95,381

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	14,144	12,445

INTANGIBLE ASSETS, less accumulated amortization	3,752	4,123

DEBT AND EQUITY SECURITIES, at fair value	1,359	1,088

CASH SURRENDER VALUE OF LIFE INSURANCE	6,490	6,335

OTHER ASSETS	2,942	3,815

NONCURRENT ASSETS OF DISCONTINUED OPERATION	683	605

Total assets	$125,347	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 2, 2006	June 3, 2006

	(unaudited)	(audited)

CURRENT LIABILITIES
Current maturities of long-term debt	$5	$31
Accounts payable	5,955	5,702
Accrued liabilities	9,738	12,123
Accrued income taxes	356	47
Current liabilities of discontinued operation	260	417

Total current liabilities	16,314	18,320

OTHER NONCURRENT LIABILITIES	3,641	3,630

Total liabilities	19,955	21,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,937,543 shares at December 2, 2006 and 10,862,899 shares at June 3, 2006 (excluding 89,205 shares held in treasury at December 2, 2006 and June 3, 2006)	1,094	1,086
Additional paid-in capital	31,323	30,071
Retained earnings	67,629	64,263
Accumulated other comprehensive income	5,346	6,422

Total stockholders’ equity	105,392	101,842

Total liabilities and stockholders’ equity	$125,347	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

	December 2, 2006	December 3, 2005

Net sales	$34,171	$33,786	$67,611	$68,180
Cost of goods sold	18,882	18,665	37,731	37,377

Gross profit	15,289	15,121	29,880	30,803

Operating expenses
Selling, general and administrative	11,437	11,195	22,578	21,414
Plant closing and operational restructuring costs (credits)		(23)		135
Research and development	1,559	1,412	2,935	2,752

Total operating expenses	12,996	12,584	25,513	24,301

Operating profit	2,293	2,537	4,367	6,502

Other income (expense)
Interest income	311	153	667	313
Interest expense	(106)	(119)	(176)	(235)
Other, net	303	(218)	577	(319)

Earnings from continuing operations before income taxes	2,801	2,353	5,435	6,261

Income tax provision	983	799	1,834	2,164

Earnings from continuing operations	1,818	1,554	3,601	4,097

Loss from discontinued operation, net of income tax benefit	(14)	(29)	(235)	(19)

NET EARNINGS	$1,804	$1,525	$3,366	$4,078

Basic earnings (loss) per common share
From continuing operations	$0.17	$0.14	$0.33	$0.38
From discontinued operation, net of income tax benefit			(0.02)

From total operations	$0.17	$0.14	$0.31	$0.38

Diluted earnings (loss) per common share
From continuing operations	$0.16	$0.14	$0.32	$0.37
From discontinued operation, net of income tax benefit			(0.02)

From total operations	$0.16	$0.14	$0.30	$0.37

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended December 2, 2006
(unaudited)
(in thousands, except share data)

					Accumulated other comprehensive income
	Common stock		Additional paid-in capital				Compre- hensive income
				Retained earnings
	Shares	Amount				Total

Balance at June 3, 2006	10,862,899	$1,086	$30,071	$64,263	$6,422	$101,842

Exercise of stock options	66,894	7	753			760
Income tax benefits on stock options exercised			339			339
Compensation related to stock option plans, net of income tax benefit			27			27
Issuance of stock	7,750	1	133			134
Net earnings				3,366		3,366	$3,366
Unrealized holding gain on debt and equity securities					177	177	177
Foreign currency translation adjustments					(1,253)	(1,253)	(1,253)

Comprehensive income							$2,290

Balance at December 2, 2006	10,937,543	$1,094	$31,323	$67,629	$5,346	$105,392

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

Cash flows from operating activities:
Net earnings	$3,366	$4,078
Loss from discontinued operation, net of tax	235	19
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	1,755	1,879
Provision for doubtful accounts	46	22
Tax benefit on exercise of stock options		539
Deferred income tax provision	648	21
Stock option compensation cost	42	44
Stock compensation cost	134	126
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(2,392)	(4,385)
Inventories	(892)	(4,700)
Other current assets	1,470	1,304
Other assets	(23)	(164)
Accounts payable	253	231
Accrued liabilities	(2,385)	(1,539)
Accrued income taxes	309	363
Other noncurrent liabilities	38	155
Net cash used in operating activities of discontinued operation	(123)	(22)

Net cash provided by (used in) operating activities	2,481	(2,029)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(3,502)	(963)
Available-for-sale securities
Purchases	(226,025)	(89,650)
Proceeds from sale	230,376	89,414
Net cash provided by investing activities of discontinued operation	2	(3)

Net cash provided by (used in) investing activities	851	(1,202)

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

Cash flows from financing activities:
Repayments of debt	$(26)	$(33)
Proceeds from exercise of stock options	760	71
Tax benefit on exercise of stock options	339
Proceeds from issuance of stock in connection with the stock purchase plan		3
Net cash used in financing activities of discontinued operation	(148)	(135)

Net cash provided by (used in) financing activities	925	(94)

Effect of exchange rate changes on cash and cash equivalents	(948)	1,579

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,309	(1,746)

Cash and cash equivalents
Beginning of period	6,749	10,123

End of period	$10,058	$8,377

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$135

Income taxes (net of refunds of $1,161 in 2006)	$(398)	$1,056

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also the exclusive worldwide manufacturer and marketer of RSDL for first-responder organizations and military services. RSDL is a patented, broad-spectrum liquid chemical warfare agent decontaminant, that neutralizes or removes chemical agents from skin on contact, leaving a non-toxic residue that can be rinsed off with water. The Company also leverages its capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses.

Basis of Presentation

The consolidated balance sheet as of December 2, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-six weeks ended December 2, 2006, the consolidated statements of earnings for the thirteen and twenty-six weeks ended December 2, 2006 and thirteen and twenty-seven weeks ended December 3, 2005 and the consolidated statements of cash flows for the twenty-six weeks ended December 2, 2006 and twenty-seven weeks ended December 3, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at December 2, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 17, 2006. The results of operations for the periods ended December 2, 2006, and December 3, 2005, are not necessarily indicative of the operating results for the respective full years.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE B - DISCONTINUED OPERATION

In February 2006, the Executive Committee of the Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The decision to close Toho resulted from an inability to generate income from operations and to grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that current inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities. As a result of this plan, foreign currency translation gains (losses) of $10,000 and ($23,000), respectively, included in accumulated other comprehensive income have been charged to results of operations for the thirteen and twenty-six weeks ended December 2, 2006 in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

For the thirteen and twenty-six weeks ended December 2, 2006, project costs (credits), primarily severance and the above-mentioned impairment, aggregated ($12,000) and $218,000, respectively. The Company does not expect to incur any additional project costs. Changes in project costs are as follows:

	Thirteen weeks ended December 2, 2006	Twenty-six weeks ended December 2, 2006

	(in thousands)

Beginning balance	$263	$333
Recorded	(12)	218
Paid	(17)	(317)

Ending balance	$234	$234

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE B - DISCONTINUED OPERATION (continued)

The following table sets forth the carrying amounts of the major classes of assets and liabilities of Toho, which are classified as assets and liabilities of discontinued operation in the accompanying consolidated balance sheets:

	December 2, 2006	June 3, 2006

	(in thousands)

ASSETS

Cash and cash equivalents	$221	$73
Accounts receivable, net	(30)	229
Inventory		124

Current assets of discontinued operation	$191	$426

Property, plant and equipment	$682	$603
Other assets	1	2

Noncurrent assets of discontinued operation	$683	$605

LIABILITIES

Accounts payable		$19
Accrued liabilities	$260	392
Accrued income taxes		6

Current liabilities of discontinued operation	$260	$417

Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended		Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

	December 2, 2006	December 3, 2005

	(in thousands)

Net sales (credits)
From unaffiliated customers	$(11)	$417	$183	$807

Total net sales (credits)	$(11)	$417	$183	$807

Loss before income taxes	$(33)	$(29)	$(374)	$(19)
Income tax benefit	(19)		(139)

Loss from discontinued operation	$(14)	$(29)	$(235)	$(19)

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
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

Additionally, in periods prior to June 4, 2006, the Company followed the disclosure-only requirements of SFAS No. 123, which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and directors and provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

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

For the thirteen and twenty-six weeks ended December 2, 2006, the Company did not recognize any share-based compensation expense in the consolidated financial statements for awards concerning employees or members of the Board of Directors since no stock options were granted nor were there any modifications of outstanding stock options. For the thirteen and twenty-six weeks ended December 2, 2006, and for the thirteen and twenty-seven weeks ended December 3, 2005, pre-tax compensation expense of $21,000 ($14,000 after tax effects), $42,000 ($27,000 after tax effects), $21,000 ($13,000 after tax effects) and $44,000 ($28,000 after tax effects), respectively, was recognized for stock options granted in prior years to a former director serving as a consultant. This expense is included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
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

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under these plans to employees and to members of the Board of Directors:

	Thirteen weeks ended December 3, 2005	Twenty-seven weeks ended December 3, 2005

	(in thousands, except per share data)

Net earnings, as reported	$1,525	$4,078
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(272)	(558)

Pro forma net earnings	$1,253	$3,520

Earnings per common share
Basic - as reported	$0.14	$0.38
Basic - pro forma	0.12	0.32

Diluted – as reported	$0.14	$0.37
Diluted – pro forma	0.11	0.32

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for all plans:

Twenty-seven weeks ended December 3, 2005

Expected life (years)	5.0
Expected volatility	47.86%
Risk-free interest rate	3.64%
Dividend yield	None

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company has not recently issued dividends and does not expect to in the foreseeable future.

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to employees, directors and other service providers. A total of 1,008,425 shares of the Company’s common stock are available for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At December 2, 2006, there were 730,675 shares available for grants of options and other awards under the 2004 Plan.

1983 Stock Option Plan

In 1983, the Company adopted the 1983 Stock Option Plan (the “1983 Plan”). The 1983 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options. A total of 2,041,628 shares (giving effect to the reallocation of 576,346 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1983 Plan pursuant to the exercise of options. All outstanding stock options have an exercise price of not less than the market value of the shares on the date of grant. Outstanding options are exercisable over a period of time designated by the administrators of the 1983 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1983 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

1984 Stock Option Plan

In 1984, the Company adopted the 1984 Directors and Consultants Stock Option Plan (the “1984 Plan”). The 1984 Plan provides for the grant to members of the Board of Directors and consultants of nonqualified stock options. A total of 377,411 shares (giving effect to the reallocation of 82,079 shares to the 2004 Plan) of the Company’s common stock may be issued under the 1984 Plan pursuant to the exercise of options. All outstanding stock options have an exercise price of not less than the market value of the shares on the date of grant. Outstanding options are exercisable over a period of time designated by the administrators of the 1984 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1984 Plan.

The following is a summary of the stock option activity during the twenty-six weeks ended December 2, 2006:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,358	$12.23	7.65
Exercised	(67)	$11.37	6.46
Forfeited	(7)	$12.97	7.75

Outstanding at end of period	1,284	$12.27	7.19	$5,179

Vested or expected to vest at end of period	1,284	$12.27	7.19	$5,179

Exercisable at end of period	1,284	$12.27	7.19	$5,179

The weighted-average grant-date fair value of stock options granted during the twenty-seven weeks ended December 3, 2005 was $6.67 per share. The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during the thirteen and twenty-six weeks ended December 2, 2006 was $272,000 and $323,000, respectively, and during the thirteen and twenty-seven weeks ended December 3, 2005 was $18,000 and $174,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The Company received cash from stock options exercised during the thirteen and twenty-six weeks ended December 2, 2006 of $710,000 and $760,000, respectively, and thirteen and twenty-seven weeks ended December 3, 2005 of $19,000 and $71,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits from the exercise of stock options during the thirteen and twenty-six weeks ended December 2, 2006 of $224,000 and $339,000, respectively, and thirteen and twenty-seven weeks ended December 3, 2005 of $112,000 and $539,000, respectively.

On November 1, 2006 and November 1, 2005, the Company issued 7,750 shares of common stock to members of its Board of Directors and, as a result, recognized share-based compensation expense of $133,000 for the thirteen and twenty-six weeks ended December 2, 2006 and $126,000 for the thirteen and twenty-seven weeks ended December 3, 2005, respectively. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

	December 2, 2006	December 3, 2005

	(in thousands)

Basic	10,892	10,847	10,880	10,842
Effect of dilutive securities (stock options)	195	263	193	213

Diluted	11,087	11,110	11,073	11,055

Excluded from the calculation of earnings per common share, are options to purchase 224,750 shares of common stock for the thirteen and twenty-six weeks ended December 2, 2006 as their inclusion would be anti-dilutive. The range of exercise prices on the excluded options was $15.64 to $17.49 per share for the thirteen and twenty-six weeks ended December 2, 2006.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 has had no current impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not believe the adoption of SAB No. 108 will have a material impact on its financial condition or results of operations.

NOTE F - COMPREHENSIVE INCOME

          The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended December 2, 2006	Twenty-seven weeks ended December 3, 2005

	December 2, 2006	December 3, 2005

	(in thousands)

Net earnings	$1,804	$1,525	$3,366	$4,078
Unrealized holding gain on debt and equity securities arising during the period	77	195	177	258
Foreign currency translation adjustments arising during the period	(1,213)	496	(1,253)	2,253

Comprehensive income	$668	$2,216	$2,290	$6,589

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE F - COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income, net of related tax, are as follows:

	December 2, 2006	June 3, 2006

	(in thousands)

Unrealized holding gain on debt and equity securities	$700	$523
Cumulative translation adjustments	4,646	5,899

Accumulated other comprehensive income	$5,346	$6,422

NOTE G - PLANT CLOSING AND OPERATIONAL RESTRUCTURING

In May 2005, the Company substantially completed its plan to further streamline its operations, specifically by moving its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the twenty-seven weeks ended December 3, 2005, project costs aggregated $135,000. At December 3, 2005, the liability for this restructuring, which is included in accrued liabilities, approximated $132,000.

Changes in project costs are as follows:

December 3, 2005

(in thousands)

Beginning balance	$598
Recorded	135
Paid	(601)

Ending balance	$132

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE H - DEBT AND EQUITY SECURITIES

          Debt and equity securities at December 2, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in 1 through 10 years	$345	$345
Due after 10 years and through 20 years	10,400	10,400
Due after 20 years	18,200	18,200
Other	150	150

	$29,095	$29,095

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,359	$1,102

	$257	$1,359	$1,102

          Debt and equity securities at June 3, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and December 3, 2005
(unaudited)

NOTE I - INVENTORIES

          Inventories consist of the following:

	December 2, 2006	June 3, 2006

	(in thousands)

Finished goods	$13,023	$12,140
Work in process	508	604
Raw materials	14,389	14,284

	$27,920	$27,028

NOTE J - CONTINGENCIES

Litigation Matters

The Company is party to claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Concentration of Credit Risk

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the U.S., acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the U.S. For the twenty-six weeks ended December 2, 2006 and the twenty-seven weeks ended December 3, 2005, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 34% and 39% of total sales, respectively. Approximately 44% and 39% of accounts receivable pertained to Merry X-Ray at December 2, 2006 and June 3, 2006, respectively. While the accounts receivable related to this distributor are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

NOTE K - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen and twenty-six weeks ended December 2, 2006 no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors which may be identified from time to time in our filings with the Securities and Exchange Commission some of which are set forth in Item 1A – “Risk Factors” in our Form 10-K filing for the 2006 fiscal year and in Item 1A of Part II of this Report on Form 10-Q. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors that may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical diagnostic contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists and gastroenterologists. We are focused on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT-based applications for imaging the entire abdominal tract because of the enhanced benefits of Multidetector CT technology.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new imaging contrast agents, VoLumen, for example, that allows enhanced images from CT and CT Angiography applications utilizing Multidetector CT technology. We also manufacture and market a line of CT power injectors that deliver injectable CT contrast agents.

In addition to our products for the radiology market, we also market a unique defense decontaminant product. RSDL is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. In April 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary.

In mid-December 2004, our principal competitor, Mallinckrodt, a division of Tyco International Ltd., initiated a recall of its liquid barium products due to potential microbial contamination. As a result, our net sales have been favorably affected by our ability to provide replacement products since the recall began. During our fourth quarter of 2006, Mallinckrodt returned to the market with a reduced product offering. In addition, Mallinckrodt announced its decision to partner with a third-party organization to sell its barium products in the U.S. We believe that Mallinckrodt’s return to the market has had a minimal affect on our sales and earnings to date. At this time, we are unable to determine the long-term impact of Mallinckrodt’s re-entry on our business.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. We decided to close Toho because we were unable to generate income from operations to grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Quarters ended December 2, 2006 and December 3, 2005

Our quarters ended December 2, 2006 and December 3, 2005 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended December 2, 2006, we reported net earnings of $1,804,000, or $0.17 and $0.16 per common share on a basic and diluted basis,

respectively, as compared to net earnings of $1,525,000, or $0.14 per common share on both a basic and diluted basis for the comparable period of last year.

The following table sets forth earnings from continuing operations and loss from discontinued operation for the quarters ended December 2, 2006 and December 3, 2005:

	2006	2005

	(in thousands)

Earnings from continuing operations	$1,818	$1,554
Loss from discontinued operation	(14)	(29)

Net earnings	$1,804	$1,525

Our results are expressed as a percentage of net sales for the quarters ended December 2, 2006 and December 3, 2005 in the following table:

	2006	2005

Net sales	100.0%	100.0%
Cost of goods sold	55.3	55.2

Gross profit	44.7	44.8

Operating expenses
Selling, general and administrative	33.5	33.2
Plant closing and operational restructuring costs (credits)		(0.1)
Research and development	4.5	4.2

Total operating expenses	38.0	37.3

Operating profit	6.7	7.5

Other income (expense)
Interest income	0.9	0.5
Interest expense	(0.3)	(0.4)
Other, net	0.9	(0.6)

Earnings from continuing operations before income taxes	8.2	7.0

Income tax provision	2.9	2.4

Earnings from continuing operations	5.3	4.6

Loss from discontinued operation, net of income tax benefit	(0.0)	(0.1)

NET EARNINGS	5.3%	4.5%

Continuing Operations

Operating profit for the current quarter declined by $244,000 due to increased operating expenses, partially offset by increased sales and gross profit.

Net sales for the quarter ended December 2, 2006 increased 1%, or $385,000, as compared to the quarter ended December 3, 2005, due to price increases and favorable foreign currency exchange fluctuations, partially offset by lower sales volumes. Price increases accounted for approximately 2% of net sales for the current quarter. A significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. Foreign currency exchange fluctuations increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $398,000. On a product line basis, the net sales increase resulted from increased sales of CT imaging products of $2,586,000 and virtual colonoscopy products of $321,000, partially offset by decreased sales of contract manufacturing products of $1,002,000, X-ray fluoroscopy products of $750,000 and defense decontaminants of $714,000.

Net sales in international markets, including direct exports from the U.S., decreased less than 1%, or $50,000, for the current quarter from the prior year’s quarter due to lower sales volumes, partially offset by price increases, which accounted for approximately 2% of net sales in international markets for the current quarter, and favorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $398,000. On a product line basis, the net sales decline resulted from decreased sales of defense decontaminants of $720,000 and contract manufacturing products of $564,000, partially offset by increased sales of CT imaging products of $773,000, virtual colonoscopy products of $357,000 and all other products of $104,000.

The following table sets forth net sales by product category for the quarters ended December 2, 2006 and December 3, 2005:

	2006		2005

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$9,170	26.8	$8,194	24.3
CT Injector Systems	6,956	20.4	5,346	15.8

Total CT Imaging	16,126	47.2	13,540	40.1
X-Ray Fluoroscopy	11,179	32.7	11,929	35.3
Contract Manufacturing	1,722	5.0	2,724	8.1
Accessory Medical Devices	1,226	3.6	1,337	4.0
Gastroenterology	1,062	3.1	1,200	3.5
Virtual Colonoscopy	1,400	4.1	1,079	3.2
Defense Decontaminants	349	1.0	1,063	3.1
Other	1,107	3.3	914	2.7

	$34,171	100.0	$33,786	100.0

Gross profit, expressed as a percentage of net sales, was 45% for both the current quarter and the comparable quarter of the prior year. Increased costs for purchased finished products and increased materials cost primarily from our barium sulfate suppliers were offset by decreased provision for inventory reserves of $352,000 and sales price increases. Finished product costs increased primarily due to the continued weakening of the U.S. dollar against the Canadian dollar, which increased the cost of finished goods we purchased from our Canadian subsidiary.

Selling, general and administrative (“SG&A”) expenses were $11,437,000 for the quarter ended December 2, 2006 compared to $11,195,000 for the quarter ended December 3, 2005. This increase of $242,000, or 2%, was due primarily to costs incurred in expanding our North American sales force.

Research and development (“R&D”) expenditures increased 10% for the current quarter to $1,559,000, or 5% of net sales, from $1,412,000, or 4% of net sales, for the comparable quarter of the prior year. Increased costs of $207,000 for CT imaging and X-ray fluoroscopy projects and $65,000 for defense decontaminant projects were partially offset by decreased general regulatory costs of $114,000 and decreased costs of $11,000 for other projects. Of the R&D expenditures for the current quarter, approximately 61% related to CT imaging and X-ray fluoroscopy projects, 23% to general regulatory costs, 8% to gastroenterology projects, 4% to defense decontaminant projects, 2% to virtual colonoscopy projects and 2% to other projects. R&D expenditures are expected to continue at or exceed current amounts for the remainder of this fiscal year.

Other income and expenses totaled $508,000 of income for the current quarter compared to expense of $184,000 for the comparable period of last year. This improvement is due primarily to favorable changes in foreign currency exchange gains and losses of $522,000 and increased interest income of $158,000.

For the quarter ended December 2, 2006, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses and state income taxes, partially offset by tax-exempt income. For the quarter ended December 3, 2005, our effective tax rate of 34% equaled the Federal statutory tax rate as the effects of non-deductible expenses offset tax-exempt income.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statements of earnings for the quarters ended December 2, 2006 and December 3, 2005 are as follows:

	2006	2005

	(in thousands)

Net sales (credits)
From unaffiliated customers	$(11)	$417

Total net sales (credits)	$(11)	$417

Loss before income taxes	$(33)	$(29)
Income tax benefit	(19)

Loss from discontinued operation	$(14)	$(29)

The results for the discontinued operation for the current quarter are not comparative to the results for the prior year’s second quarter since no operational activity occurred in the current quarter.

Six months ended December 2, 2006 and December 3, 2005

Our six months ended December 2, 2006 and December 3, 2005 represent twenty-six and twenty-seven weeks, respectively.

Consolidated Results of Operations

For the six months ended December 2, 2006, we reported net earnings of $3,366,000, or $0.31 and $0.30 per common share on a basic and diluted basis,

respectively, as compared to net earnings of $4,078,000, or $0.38 and $0.37 per common share on a basic and diluted basis, respectively, for the comparable period of last year.

The following table sets forth earnings from continuing operations and loss from discontinued operation for the six months ended December 2, 2006 and December 3, 2005:

	2006	2005

	(in thousands)

Earnings from continuing operations	$3,601	$4,097
Loss from discontinued operation	(235)	(19)

Net earnings	$3,366	$4,078

Our results are expressed as a percentage of net sales for the six months ended December 2, 2006 and December 3, 2005 in the following table:

	2006	2005

Net sales	100.0%	100.0%
Cost of goods sold	55.8	54.8

Gross profit	44.2	45.2

Operating expenses
Selling, general and administrative	33.4	31.4
Plant closing and operational restructuring costs		0.2
Research and development	4.3	4.1

Total operating expenses	37.7	35.7

Operating profit	6.5	9.5

Other income (expense)
Interest income	1.0	0.5
Interest expense	(0.3)	(0.3)
Other, net	0.8	(0.5)

Earnings from continuing operations before income taxes	8.0	9.2

Income tax provision	2.7	3.2

Earnings from continuing operations	5.3	6.0

Loss from discontinued operation, net of income tax benefit	(0.3)	(0.0)

NET EARNINGS	5.0%	6.0%

Continuing Operations

Operating profit for the current period declined by $2,135,000 due to decreased sales and gross profit and increased operating expenses.

Net sales for the six months ended December 2, 2006 decreased 1%, or $569,000, as compared to the six months ended December 3, 2005. Net sales in the first six months of the prior year benefited from one additional week compared with the current period, as well as from approximately $1,600,000 in backlog sales associated with the Mallinckrodt recall. Price increases accounted for 1% of net sales for the current period. A significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. On a product line basis, the net sales decline resulted from decreased sales of X-ray fluoroscopy products of $1,048,000, defense decontaminants of $968,000, contract manufacturing products of $729,000 and gastroenterology products of $341,000, partially offset by increased sales of CT imaging products of $1,828,000 and virtual colonoscopy products of $681,000.

Net sales in international markets, including direct exports from the U.S., increased 2%, or $498,000, for the current period from the comparable prior year period due to favorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $851,000, and price increases, which accounted for approximately 1% of net sales in international markets for the current period, partially offset by lower sales volumes. On a product line basis, the net sales increase resulted primarily from increased sales of CT imaging products of $1,435,000, virtual colonoscopy products of $653,000 and X-ray fluoroscopy products of $527,000, partially offset by decreased sales of contract manufacturing products of $1,281,000 and defense decontaminants of $986,000.

The following table sets forth net sales by product category for the six months ended December 2, 2006 and December 3, 2005:

	2006		2005

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$18,418	27.2	$19,258	28.2
CT Injector Systems	13,501	20.0	10,833	15.9

Total CT Imaging	31,919	47.2	30,091	44.1
X-Ray Fluoroscopy	22,037	32.6	23,085	33.9
Contract Manufacturing	3,406	5.0	4,135	6.1
Accessory Medical Devices	2,679	4.0	2,744	4.0
Gastroenterology	2,197	3.2	2,538	3.7
Virtual Colonoscopy	2,588	3.8	1,907	2.8
Defense Decontaminants	846	1.3	1,814	2.7
Other	1,939	2.9	1,866	2.7

	$67,611	100.0	$68,180	100.0

Gross profit, expressed as a percentage of net sales, decreased to 44% for the current period from 45% for the comparable period of the prior year due to increased costs for purchased finished products and increased materials cost primarily from our barium sulfate suppliers, partially offset by sales price increases and decreased provision for inventory reserves of $324,000. Finished product costs increased primarily due to the continued weakening of the U.S. dollar against the Canadian dollar, which increased the cost of finished goods we purchased from our Canadian subsidiary.

SG&A expenses were $22,578,000 for the six months ended December 2, 2006 compared to $21,414,000 for the six months ended December 3, 2005. This increase of $1,164,000, or 5%, was due primarily to costs of $555,000 incurred in expanding our North American sales force and additional expenses of $313,000 incurred to support our defense decontaminants business.

R&D expenditures remained at 4% of net sales and increased 7% for the current period to $2,935,000 from $2,752,000 for the comparable period of the prior year. Increased costs of $221,000 for CT imaging and X-ray fluoroscopy projects, $119,000 for defense decontaminant projects and $43,000 for other projects were partially offset by decreased general regulatory costs of $200,000. Of the R&D expenditures for the current period, approximately 59% related to CT imaging and X-ray fluoroscopy projects, 24% to general regulatory costs, 7% to gastroenterology projects, 4% to defense decontaminant projects, 3% to virtual colonoscopy projects and 3% to other projects.

Other income and expenses totaled $1,068,000 of income for the current period compared to expense of $241,000 for the comparable period of last year. This improvement is due to favorable changes in foreign currency exchange gains and losses of $904,000, increased interest income of $354,000 and decreased interest expense of $59,000.

For the six months ended December 2, 2006, our effective tax rate of 34% equaled the Federal statutory tax rate as the effects of non-deductible expenses offset tax-exempt income. For the six months ended December 3, 2005, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses, partially offset by tax-exempt income.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statements of earnings for the six months ended December 2, 2006 and December 3, 2005 are as follows:

	2006	2005

	(in thousands)

Net sales
From unaffiliated customers	$183	$807

Total net sales	$183	$807

Loss before income taxes	$(374)	$(19)
Income tax benefit	(139)

Loss from discontinued operation	$(235)	$(19)

The results for the discontinued operation for the current period represent two months of operational activity and, therefore, are not comparative to the results for the prior year’s first six months.

Liquidity and Capital Resources

For the six months ended December 2, 2006, operations and capital expenditures were funded by working capital. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At December 2, 2006, debt (current maturities of long-term debt) was $5,000, as compared to $31,000 at June 3, 2006. We have available $1,747,000 under a bank line of credit, of which no amounts were outstanding at December 2, 2006.

Our contractual obligations and their effect on liquidity and cash flows as of December 2, 2006 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of December 2, 2006

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$5	$5
Operating leases (1)	6,517	1,855	$3,445	$1,217
Purchase obligations (1)	4,704	4,037	667
Employment contract (1)	720	720
Consulting contracts (1)	3	3
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,747	87	169	207	$2,284
Asset acquisition	700	700
License arrangements	686	686
Accrued severance benefits	123	123

Total	$16,205	$8,216	$4,281	$1,424	$2,284

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

At December 2, 2006, approximately $39,153,000, or 31%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.88 to 1, with net working capital of $79,663,000, at December 2, 2006, compared to a current ratio of 5.21 to 1, with net working capital of $77,061,000, at June 3, 2006. We believe that our cash reserves, cash provided from operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the six months ended December 2, 2006, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectibility is reasonably assured; and (4) product delivery has occurred or services have been rendered. Decisions relative to criterion (3) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below. Should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue on the date the product is shipped or when the product is delivered, depending on when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at agreed upon list prices. The distributor then resells the products primarily to hospitals and, depending upon contracts between us, the distributor and the hospital, the distributor may be entitled to a rebate. We deduct all rebates from sales and have a provision for rebates based on historical information for all rebates that have not yet been submitted to us by the distributors.

Changes in our rebate allowance for the six months ended December 2, 2006 and December 3, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$1,866	$1,397
Provision for rebates	12,956	12,835
Rebate credits issued	(12,564)	(12,424)

Ending balance	$2,258	$1,808

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

•

an estimate of distributors’ inventory-on-hand available for future sale pursuant to a group purchasing organization (“GPO”) contract. We do not have visibility as to the specific inventory levels held by our distributors. However, based on discussions with our customers, who uniformly attempt to maintain just-in-time purchasing programs, and our knowledge of their ordering patterns, we estimate a one-week wholesale inventory level. Since most of our product sales are subject to GPO contracts, most distributor inventory-on-hand will be subject to rebate. This portion of the rebate estimate is derived by first determining the total quantity of each product sold by us during the last week of the fiscal period multiplied by two factors, (a) and (b), where (a) is the percentage of the product rebated during the prior six-month period based on historical sales and (b) is the average rebate paid on the product during that period.

All product returns must be pre-approved by us and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining on its stated expiration date.

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $873,000 and $688,000 at December 2, 2006 and June 3, 2006, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment histories and customers’ current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 44% and 39% of our total accounts receivable balances at December 2, 2006 and June 3, 2006, respectively, were concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the six months ended December 2, 2006 and December 3, 2005 are as follows:

	2006	2005

	(in thousands)

Beginning balance	$888	$837
Provision for doubtful accounts	46	22
Write-offs	(11)	(9)

Ending balance	$923	$850

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At December 2, 2006 and June 3, 2006, our reserves for excess and obsolete inventory were $1,923,000 and $2,053,000, respectively.

Effects of Recently Issued Accounting Pronouncements

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

Effective June 4, 2006, we adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 has had no current impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not believe the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our international subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our international subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at December 2, 2006, our assets and liabilities would increase or decrease by $4,512,000 and $600,000, respectively, and our net sales and net earnings would increase or decrease by $2,910,000 and $218,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at December 2, 2006, our pre-tax earnings would be favorably or unfavorably impacted by approximately $712,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of December 2, 2006, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $28,945,000. The bonds bear interest at a floating rate established between seven and 35 days. For the quarter ended December 2, 2006, the after-tax interest rate on the bonds approximated 3.6%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $289,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $5,000 at December 2, 2006, a change in interest rates would not materially impact results of operations or financial position. At December 2, 2006, we did not maintain any variable interest rate financing.

As of December 2, 2006, we have available $1,747,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 2, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 2, 2006, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Item 1A.	Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

The market dynamics and competitive environment in the healthcare industry are subject to rapid change, which may affect our operations.

We believe that government regulation, private sector programs and reimbursement policies will continue to change the worldwide healthcare industry, potentially resulting in further business consolidations and alliances. Consequently, the market dynamics and competitive environment in which we operate are subject to rapid change, which may affect our growth plans and operating results.

In November 2006, the Centers for Medicare & Medicaid Services (“CMS”) announced 2007 reimbursement rates for U.S. healthcare providers treating Medicare and Medicaid patients and also implemented various provisions of the Deficit Reduction Act of 2005 related to medical imaging procedures that affect our industry. CMS reimbursement rates now factor in a Sustainable Growth Rate (“SGR”) cut, which requires a 5% reduction in physician payments as determined by the SGR formula. A new CMS rule, effective January 1, 2007, caps payment rates for imaging services provided outside of hospital outpatient departments under the physician fee schedule at the same amount paid for such services performed in hospital outpatient departments.  The new rule also establishes a policy of reducing by 25% the payment for the technical component of multiple imaging procedures on contiguous body parts. While the impact of these factors on our business is unclear, we do not expect to see any significant shift in the short term and we believe it will be some time before there is a measurable change, if any. Our business model is not skewed to the outpatient centers and our focus is on clinically significant procedures that are cost effective. However, there is risk that these factors may inhibit the growth rates or the absolute number of radiology procedures that utilize our existing or future products and have an adverse effect on our future sales and results of operations.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On November 1, 2006, we issued 1,750 shares of common stock to our Chairman of the Board, Paul S. Echenberg, and 1,000 shares of common stock to each of the following directors: Robert J. Beckman, James L. Katz, David P. Meyers, John T. Preston, James H. Thrall and George P. Ward. All such shares were issued in consideration for services rendered as directors for the 12 months ended October 31, 2006 and were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on October 18, 2006, the following persons were elected as directors of our company:

Class I Directors: (until the 2009 Annual Meeting)
James L. Katz
Anthony A. Lombardo
James H. Thrall, M.D.

In this election, 8,164,804, 8,353,381 and 8,321,982 votes were cast for Mr. Katz, Mr. Lombardo and Mr. Thrall, respectively, and 1,779,548, 1,590,971 and 1,622,370 shares were withheld from voting for Mr. Katz, Mr. Lombardo and Mr. Thrall, respectively.

The proposal to amend our 2004 Stock and Incentive Award Plan to increase by 700,000 shares the number of shares of common stock available for issuance under the Plan was approved by a vote of 5,699,608 in favor, 1,899,455 against, 11,122 shares abstaining and 2,334,167 broker non-votes.

The action of the Board of Directors in appointing Grant Thornton LLP as our independent registered public accounting firm for our fiscal year ending June 2, 2007 was ratified by a vote of 9,766,590 in favor, 91,844 against and 85,918 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	2004 Stock and Incentive Award Plan, as amended	(c)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	42

No.	Description	Page

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	44

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	46

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	47

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.
(c)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date	January 11, 2007	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,
Chief Executive Officer, Director
(Principal Executive Officer)

Date	January 11, 2007	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	2004 Stock and Incentive Award Plan, as amended	(c)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	42

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	44

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	46

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	47

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

(c)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2006.