Form 10-Q
period 2007-03-03
E-Z-EM, Inc.
filed 2007-04-12
CIK 727008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-13003

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

Yes  ☐      No  ☒

As of April 5, 2007, there were 10,974,669 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

INDEX

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS	March 3, 2007	June 3, 2006

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$14,676	$6,749
Debt and equity securities, at fair value	28,049	33,446
Accounts receivable, principally trade, net	23,436	20,680
Inventories, net	27,108	27,028
Refundable income taxes	989	2,040
Other current assets	4,706	5,012
Current assets of discontinued operation		426

Total current assets	98,964	95,381

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	14,536	12,445

INTANGIBLE ASSETS, less accumulated amortization	3,566	4,123

DEBT AND EQUITY SECURITIES, at fair value	1,328	1,088

CASH SURRENDER VALUE OF LIFE INSURANCE	6,626	6,335

OTHER ASSETS	2,486	3,815

NONCURRENT ASSETS OF DISCONTINUED OPERATION		605

Total assets	$127,506	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 3, 2007	June 3, 2006

	(unaudited)	(audited)

CURRENT LIABILITIES
Current maturities of long-term debt	$4	$31
Accounts payable	6,933	5,702
Accrued liabilities	9,027	12,123
Accrued income taxes	599	47
Current liabilities of discontinued operation		417

Total current liabilities	16,563	18,320

OTHER NONCURRENT LIABILITIES	3,669	3,630

Total liabilities	20,232	21,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,974,669 shares at March 3, 2007 and 10,862,899 shares at June 3, 2006 (excluding 89,205 shares held in treasury at March 3, 2007 and June 3, 2006)	1,098	1,086
Additional paid-in capital	31,766	30,071
Retained earnings	70,028	64,263
Accumulated other comprehensive income	4,382	6,422

Total stockholders’ equity	107,274	101,842

Total liabilities and stockholders’ equity	$127,506	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) (in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended	Forty weeks ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Net sales	$33,558	$32,096	$101,169	$100,276
Cost of goods sold	19,372	19,390	57,103	56,767

Gross profit	14,186	12,706	44,066	43,509

Operating expenses
Selling, general and administrative	10,548	9,919	33,126	31,333
Plant closing and operational restructuring costs (credits)		(39)		96
Gain on sale of real property		(1,205)		(1,205)
Research and development	888	1,562	3,823	4,314

Total operating expenses	11,436	10,237	36,949	34,538

Operating profit	2,750	2,469	7,117	8,971

Other income (expense)
Interest income	366	230	1,033	543
Interest expense	(68)	(99)	(244)	(334)
Other, net	120	154	697	(165)

Earnings from continuing operations before income taxes	3,168	2,754	8,603	9,015

Income tax provision	985	389	2,819	2,553

Earnings from continuing operations	2,183	2,365	5,784	6,462

Earnings (loss) from discontinued operation, net of income tax provision (benefit)	216	1,977	(19)	1,958

NET EARNINGS	$2,399	$4,342	$5,765	$8,420

Basic earnings (loss) per common share
From continuing operations	$0.20	$0.22	$0.53	$0.60
From discontinued operation, net of income tax provision (benefit)	0.02	0.18		0.18

From total operations	$0.22	$0.40	$0.53	$0.78

Diluted earnings (loss) per common share
From continuing operations	$0.20	$0.21	$0.52	$0.58
From discontinued operation, net of income tax provision (benefit)	0.02	0.18		0.18

From total operations	$0.22	$0.39	$0.52	$0.76

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirty-nine weeks ended March 3, 2007 (unaudited) (in thousands, except share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive		Compre- hensive
	Shares	Amount	capital	earnings	income	Total	income

Balance at June 3, 2006	10,862,899	$1,086	$30,071	$64,263	$6,422	$101,842

Exercise of stock options	104,020	11	1,145			1,156
Income tax benefits on stock options exercised			386			386
Compensation related to stock option plans, net of income tax benefit			31			31
Issuance of stock	7,750	1	133			134
Net earnings				5,765		5,765	$5,765
Unrealized holding gain on debt and equity securities					157	157	157
Foreign currency translation adjustments					(2,197)	(2,197)	(2,197)

Comprehensive income							$3,725

Balance at March 3, 2007	10,974,669	$1,098	$31,766	$70,028	$4,382	$107,274

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Thirty-nine weeks ended March 3, 2007	Forty weeks ended March 4, 2006

Cash flows from operating activities:
Net earnings	$5,765	$8,420
(Earnings) loss from discontinued operation, net of tax	19	(1,958)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,604	2,720
Gain on sale of assets		(1,164)
Provision for doubtful accounts	67	47
Tax benefit on exercise of stock options		863
Deferred income tax provision (benefit)	1,048	(432)
Stock option compensation cost	49	65
Stock compensation cost	134	126
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(2,823)	(4,977)
Inventories	(80)	(4,657)
Other current assets	1,348	(331)
Other assets	(106)	112
Accounts payable	1,231	(527)
Accrued liabilities	(3,096)	(79)
Accrued income taxes	552	(53)
Other noncurrent liabilities	85	45
Net cash used in operating activities of discontinued operation	(570)	(53)

Net cash provided by (used in) operating activities	6,227	(1,833)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(4,824)	(1,307)
Proceeds from sale of assets		4,774
Advanced royalty fee		(650)
Available-for-sale securities
Purchases	(295,825)	(142,085)
Proceeds from sale	301,222	133,697
Net cash provided by (used in) investing activities of discontinued operation	1,068	(7)

Net cash provided by (used in) investing activities	1,641	(5,578)

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited) (in thousands)

	Thirty-nine weeks ended March 3, 2007	Forty weeks ended March 4, 2006

Cash flows from financing activities:
Repayments of debt	$(27)	$(47)
Proceeds from exercise of stock options	1,156	134
Tax benefit on exercise of stock options	386
Proceeds from issuance of stock in connection with the stock purchase plan		3
Net cash provided by (used in) financing activities of discontinued operation	73	(412)

Net cash provided by (used in) financing activities	1,588	(322)

Effect of exchange rate changes on cash and cash equivalents	(1,529)	2,201

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,927	(5,532)

Cash and cash equivalents Beginning of period	6,749	10,123

End of period	$14,676	$4,591

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$171	$280

Income taxes (net of refunds of $1,457 and $2 in 2007 and 2006, respectively)	$(153)	$1,721

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. Products are used for colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also the exclusive worldwide manufacturer and marketer of RSDL for military services and first-responder organizations. RSDL is a patented, broad-spectrum liquid chemical warfare agent decontaminant that neutralizes or removes chemical agents from skin on contact, leaving a non-toxic residue that can be rinsed off with water. The Company also leverages its capacities in manufacturing, automation and quality control by offering contract manufacturing to third-party businesses.

Basis of Presentation

The consolidated balance sheet as of March 3, 2007, the consolidated statement of stockholders’ equity and comprehensive income for the thirty-nine weeks ended March 3, 2007, the consolidated statements of earnings for the thirteen and thirty-nine weeks ended March 3, 2007 and thirteen and forty weeks ended March 4, 2006, and the consolidated statements of cash flows for the thirty-nine weeks ended March 3, 2007 and forty weeks ended March 4, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at March 3, 2007 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 17, 2006. The results of operations for the periods ended March 3, 2007, and March 4, 2006, are not necessarily indicative of the operating results for the respective full years.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE B – DISCONTINUED OPERATION

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

As a result of this plan, foreign currency translation gains (losses) of ($35,000) and $257,000, respectively, included in accumulated other comprehensive income have been charged to results of operations for the thirty-nine weeks ended March 3, 2007 and forty weeks ended March 4, 2006 in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. In December 2006, the Company completed the closing by selling the land and building comprising its Toho facility for $1,101,000 and recognized a gain on the sale of $281,000. The decision to close the Toho operations resulted in a deduction for U.S. Federal income tax purposes approximating $7,383,000. During the thirty-nine weeks ended March 3, 2007 and forty weeks ended March 4, 2006, the Company recorded Federal tax benefits of $29,000 and $2,347,000, respectively, relating to this tax deduction. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

Changes in project costs, primarily severance and the above-mentioned impairment, are as follows:

	Thirty-nine weeks ended March 3, 2007	Forty weeks ended March 4, 2006

	(in thousands)
Beginning balance	$333
Recorded	217	$257
Paid	(550)

Ending balance	$—	$257

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE B – DISCONTINUED OPERATION (continued)

The following table sets forth the carrying amounts of the major classes of assets and liabilities of Toho, which are classified as assets and liabilities of discontinued operation in the accompanying consolidated balance sheet at June 3, 2006 (amounts in thousands):

ASSETS

Cash and cash equivalents	$73
Accounts receivable, net	229
Inventory	124

Current assets of discontinued operation	$426

Property, plant and equipment	$603
Other assets	2

Noncurrent assets of discontinued operation	$605

LIABILITIES

Accounts payable	$19
Accrued liabilities	392
Accrued income taxes	6

Current liabilities of discontinued operation	$417

Summarized results of operations for Toho as reported in earnings (loss) from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended	Forty weeks ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

	(in thousands)

Net sales (credits) From unaffiliated customers	$(102)	$170	$81	$977

Total net sales (credits)	$(102)	$170	$81	$977

Earnings (loss) before income taxes	$327	$(370)	$(47)	$(389)
Income tax provision (benefit)	111	(2,347)	(28)	(2,347)

Earnings (loss) from discontinued operation	$216	$1,977	$(19)	$1,958

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards under its three stock-based compensation plans using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized under these plans concerning stock options granted to employees and to members of the Board of Directors, as all such stock options granted had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant. No awards other than stock options have been granted under the Company’s plans.

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

For the thirteen and thirty-nine weeks ended March 3, 2007, the Company did not recognize any share-based compensation expense in the consolidated financial statements for awards to employees or members of the Board of Directors since no awards were granted and no outstanding awards were modified. For the thirteen and thirty-nine weeks ended March 3, 2007, and for the thirteen and forty weeks ended March 4, 2006, pre-tax compensation expense of $7,000 ($4,000 after tax effects), $49,000 ($31,000 after tax effects), $21,000 ($13,000 after tax effects) and $65,000 ($41,000 after tax effects), respectively, was recognized for stock options granted in prior years to a former director serving as a consultant. This expense is included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

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

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under its stock-based compensation plans to employees and to members of the Board of Directors:

	Thirteen weeks ended March 4, 2006	Forty weeks ended March 4, 2006

	(in thousands, except per share data)

Net earnings, as reported	$4,342	$8,420
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects	(267)	(825)

Pro forma net earnings	$4,075	$7,595

Earnings per common share
Basic - as reported	$0.40	$0.78
Basic - pro forma	0.38	0.70

Diluted – as reported	$0.39	$0.76
Diluted – pro forma	0.36	0.68

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for all plans:

Forty weeks ended March 4, 2006

Expected life (years)	5.0
Expected volatility	47.86%
Risk-free interest rate	3.64%
Dividend yield	None

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company has not recently paid any dividends and does not expect to in the foreseeable future.

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to employees, directors and other service providers. A total of 1,708,425 shares of the Company’s common stock are available for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan and the terms and conditions of any other awards made under the 2004 Plan. For all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At March 3, 2007, there were 730,675 shares available for grants of options and other awards under the 2004 Plan.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

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

The following is a summary of the stock option activity during the thirty-nine weeks ended March 3, 2007:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,358	$12.23	7.65
Exercised	(104)	$11.11	6.52
Forfeited	(7)	$12.97	7.75

Outstanding at end of period	1,247	$12.32	6.95	$6,216

Vested or expected to vest at end of period	1,247	$12.32	6.95	$6,216

Exercisable at end of period	1,247	$12.32	6.95	$6,216

The weighted-average grant-date fair value of stock options granted during the forty weeks ended March 4, 2006 was $6.67 per share. The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during the thirteen and thirty-nine weeks ended March 3, 2007 was $248,000 and $571,000, respectively, and during the thirteen and forty weeks ended March 4, 2006 was $46,000 and $220,000, respectively.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The Company received cash of $396,000 and $1,156,000 from stock options exercised during the thirteen and thirty-nine weeks ended March 3, 2007, respectively, and cash of $63,000 and $134,000 from stock options exercised during the thirteen and forty weeks ended March 4, 2006, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits from the exercise of stock options during the thirteen and thirty-nine weeks ended March 3, 2007 of $47,000 and $386,000, respectively, and during the thirteen and forty weeks ended March 4, 2006 of $324,000 and $863,000, respectively.

On November 1, 2006 and November 1, 2005, the Company issued 7,750 shares of common stock to members of its Board of Directors and, as a result, recognized share-based compensation expense of $133,000 for the thirty-nine weeks ended March 3, 2007 and $126,000 for the forty weeks ended March 4, 2006. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Thirty-nine weeks ended	Forty weeks ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

	(in thousands)

Basic	10,964	10,855	10,908	10,846
Effect of dilutive securities (stock options)	220	335	202	254

Diluted	11,184	11,190	11,110	11,100

Excluded from the calculation of earnings per common share, are options to purchase 193,750 shares of common stock at an exercise price of $17.49 per share for the thirteen and thirty-nine weeks ended March 3, 2007 as their inclusion would be anti-dilutive.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of the adoption of FIN 48 on its financial condition and results of operations.

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. EITF 06-3 is effective for the Company in the fourth quarter of fiscal 2007. The Company does not believe that the adoption of EITF 06-3 will have a material impact on its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not believe that the adoption of SAB No. 108 will have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended	Forty weeks ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

	(in thousands)

Net earnings	$2,399	$4,342	$5,765	$8,420
Unrealized holding gain (loss) on debt and equity securities arising during the period	(20)	142	157	400
Foreign currency translation adjustments arising during the period	(944)	821	(2,197)	3,074

Comprehensive income	$1,435	$5,305	$3,725	$11,894

The components of accumulated other comprehensive income, net of related tax, are as follows:

	March 3, 2007	June 3, 2006

	(in thousands)

Unrealized holding gain on debt and equity securities	$680	$523
Cumulative translation adjustments	3,702	5,899

Accumulated other comprehensive income	$4,382	$6,422

NOTE G – PLANT CLOSING AND OPERATIONAL RESTRUCTURING

In May 2005, the Company completed its plan to move its powder-based barium production in Westbury, N.Y. to its manufacturing facility in Montreal, Canada. For the forty weeks ended March 4, 2006, project costs aggregated $96,000. On January 31, 2006, the Company completed the sale of its Westbury manufacturing facility for $5,100,000. As a result, the Company recognized a gain on the sale of this property of $1,205,000 during the thirteen weeks ended March 4, 2006.

Changes in project costs are as follows:

March 4, 2006

(in thousands)

Beginning balance	$598
Recorded	96
Paid	(694)

Ending balance	$—

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE H - DEBT AND EQUITY SECURITIES

Debt and equity securities at March 3, 2007, consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value) Municipal bonds with maturities Due after 10 years and through 20 years	$9,150	$9,150
Due after 20 years	18,745	18,745
Other	154	154

	$28,049	$28,049

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,328	$1,071

	$257	$1,328	$1,071

Debt and equity securities at June 3, 2006, consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value) Municipal bonds with maturities Due in 1 through 10 years	$2,000	$2,000
Due after 10 years and through 20 years	16,525	16,525
Due after 20 years	14,765	14,765
Other	156	156

	$33,446	$33,446

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,088	$831

	$257	$1,088	$831

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 3, 2007 and March 4, 2006 (unaudited)

NOTE I - INVENTORIES

Inventories consist of the following:

	March 3, 2007	June 3, 2006

	(in thousands)
Finished goods	$12,741	$12,140
Work in process	389	604
Raw materials	13,978	14,284

	$27,108	$27,028

NOTE J – CONTINGENCIES

Litigation Matters

The Company is party to claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Concentration of Credit Risk

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the United States, acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the United States. For the thirty-nine weeks ended March 3, 2007 and the forty weeks ended March 4, 2006, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 34% and 37% of total sales, respectively. Approximately 36% and 39% of accounts receivable pertained to Merry X-Ray at March 3, 2007 and June 3, 2006, respectively. While the accounts receivable related to this distributor are significant, the Company does not believe the credit risk to be significant given the distributor’s consistent payment history.

NOTE K - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen and thirty-nine weeks ended March 3, 2007 no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new imaging contrast agents, for example VoLumen, that allows enhanced images from CT and CT Angiography applications utilizing Multidetector CT technology. We also manufacture and market a line of CT power injectors that deliver injectable CT contrast agents.

In addition to our products for the radiology market, we also market a unique defense decontaminant product. RSDL is a liquid skin decontaminant that is effective in neutralizing a broad spectrum of chemical warfare and toxic agents. In April 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. Recently, the Joint Program Executive Office for Chemical Biological Defense (JPEO-CBD) of the U.S. Department of Defense (DoD) determined that RSDL satisfied all final configuration testing criteria, and approved RSDL for initial procurements by the individual service branches. We were also notified that the DoD had waived its requirement for First Article Testing, thus allowing us to ship the product without further delay. In March 2007, we also received an initial order for $5.07 million for RSDL from the US Army Space and Missile Command.

In February 2006, the Executive Committee of our Board of Directors approved a plan to wind down and close the operations of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. We decided to close Toho because we were unable to generate income from operations to grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location would have required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Quarters ended March 3, 2007 and March 4, 2006

Our quarters ended March 3, 2007 and March 4, 2006 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended March 3, 2007, we reported net earnings of $2,399,000, or $0.22 per common share on both a basic and diluted basis, as compared to net earnings of $4,342,000, or $0.40 and $0.39 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the comparable period of last year included a tax benefit of $2,347,000, or $.22 per basic share, associated with the closing of our Japanese subsidiary. This tax benefit is included in earnings from discontinued operation. Results for the comparable period of last year also included the reversal of a tax valuation allowance of $456,000, or $.04 per basic share, relating to a previously impaired, non-core equity security.

The following table sets forth earnings from continuing operations and earnings from discontinued operation for the quarters ended March 3, 2007 and March 4, 2006:

	2007	2006

	(in thousands)

Earnings from continuing operations	$2,183	$2,365
Earnings from discontinued operation	216	1,977

Net earnings	$2,399	$4,342

Our results are expressed as a percentage of net sales for the quarters ended March 3, 2007 and March 4, 2006 in the following table:

	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	57.7	60.4

Gross profit	42.3	39.6

Operating expenses
Selling, general and administrative	31.4	30.9
Plant closing and operational restructuring costs (credits)		(0.1)
Gain on sale of real property		(3.8)
Research and development	2.7	4.9

Total operating expenses	34.1	31.9

Operating profit	8.2	7.7

Other income (expense)
Interest income	1.1	0.7
Interest expense	(0.2)	(0.3)
Other, net	0.3	0.5

Earnings from continuing operations before income taxes	9.4	8.6

Income tax provision	2.9	1.2

Earnings from continuing operations	6.5	7.4

Earnings from discontinued operation, net of income tax provision (benefit)	0.6	6.1

NET EARNINGS	7.1%	13.5%

Continuing Operations

Operating profit for the current quarter increased by $281,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. The increase in operating expenses was due to the recognition of a $1,205,000 gain on the sale of our former manufacturing facility in Westbury, N.Y. in the prior year’s quarter. This sale was the culmination of the plan to relocate our powder-based barium production from Westbury to our manufacturing facility in Montreal, Canada.

Net sales for the quarter ended March 3, 2007 increased 5%, or $1,462,000, as compared to the quarter ended March 4, 2006, due to price increases, higher sales volumes and favorable foreign currency exchange fluctuations. Price increases accounted for approximately 2% of net sales for the current quarter. A significant portion of our domestic products are sold under fixed priced, long-term group purchasing organization contracts. Foreign currency exchange fluctuations increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $337,000. On a product line basis, the net sales increase resulted primarily from increased sales of CT imaging products of $1,963,000 and virtual colonoscopy products of $377,000, partially offset by decreased contract manufacturing sales of $1,027,000.

The Company believes that CT imaging growth in the current quarter may have been hindered by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. Within radiology, the DRA effectively reduces the Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. The impact of DRA is now just being felt in the market and remains to be quantified. Some of the Company’s customers have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses. The Company believes that this may have reduced sales of its CT injector systems in the current quarter.

Net sales in international markets, including direct exports from the U.S., decreased 1%, or $118,000, for the current quarter from the prior year’s quarter due to lower sales volumes, partially offset by favorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $337,000. Price increases had little effect on net international sales for the current quarter. On a product line basis, the decline in net international sales resulted from decreased contract manufacturing sales of $1,220,000, partially offset by increased sales of CT imaging products of $470,000, virtual colonoscopy products of $356,000 and all other products of $276,000.

The following table sets forth net sales by product category for the quarters ended March 3, 2007 and March 4, 2006:

	2007		2006

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$8,743	26.1	$7,793	24.3
CT Injector Systems	6,884	20.5	5,871	18.3

Total CT Imaging	15,627	46.6	13,664	42.6
X-Ray Fluoroscopy	10,137	30.2	9,914	30.9
Contract Manufacturing	2,978	8.9	4,005	12.5
Accessory Medical Devices	1,297	3.9	1,315	4.1
Gastroenterology	1,010	3.0	1,205	3.7
Virtual Colonoscopy	1,362	4.0	985	3.1
Defense Decontaminants	137	0.4	122	0.4
Other	1,010	3.0	886	2.7

	$33,558	100.0	$32,096	100.0

Gross profit, expressed as a percentage of net sales, increased to 42% for the current quarter from 40% for the comparable quarter of the prior year due to sales price increases and favorable changes in sales product mix. Our third fiscal quarters historically have fewer production days than the other fiscal quarters, resulting in somewhat lower gross profit percentages.

Selling, general and administrative (“SG&A”) expenses were $10,548,000 for the quarter ended March 3, 2007 compared to $9,919,000 for the quarter ended March 4, 2006. This increase of $629,000, or 6%, was due primarily to costs incurred in expanding our North American sales force.

Research and development (“R&D”) expenditures decreased 43% for the current quarter to $888,000, or 3% of net sales, from $1,562,000, or 5% of net sales, for the comparable quarter of the prior year due to the reversal of accrued expenses resulting from the termination of an R&D cost-sharing project. Of the R&D expenditures for the current quarter, approximately 50% related to general regulatory costs, 28% to CT imaging and X-ray fluoroscopy projects, 11% to gastroenterology projects, 6% to virtual colonoscopy projects, 4% to defense decontaminant projects and 1% to other projects. R&D expenditures are expected to be 4% of net sales for this fiscal year.

Other income, net of other expenses, totaled $418,000 for the current quarter compared to $285,000 for the comparable period of last year. This improvement is due to increased interest income of $136,000 resulting from increased funds available for investment and higher interest rates.

For the quarter ended March 3, 2007, our effective tax rate of 31% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the quarter ended March 4, 2006, our effective tax rate of 14% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance of $456,000 relating to a previously impaired, non-core equity security, since, at that time, it was more likely than not that such benefit would be realized.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for

Toho as reported in earnings from discontinued operation in the accompanying consolidated statements of earnings for the quarters ended March 3, 2007 and March 4, 2006 are as follows:

	2007	2006

	(in thousands)

Net sales (credits)
From unaffiliated customers	$(102)	$170

Total net sales (credits)	$(102)	$170

Earnings (loss) before income taxes	$327	$(370)
Income tax provision (benefit)	111	(2,347)

Earnings from discontinued operation	$216	$1,977

The results for the discontinued operation for the current quarter are not comparable to the results for the prior year’s third quarter since no operational activity occurred in the current quarter.

Nine months ended March 3, 2007 and March 4, 2006

Our nine months ended March 3, 2007 and March 4, 2006 represent thirty-nine and forty weeks, respectively.

Consolidated Results of Operations

For the nine months ended March 3, 2007, we reported net earnings of $5,765,000, or $0.53 and $0.52 per common share on a basic and diluted basis, respectively, as compared to net earnings of $8,420,000, or $0.78 and $0.76 per common share on a basic and diluted basis, respectively, for the comparable period of last year. Results for the comparable period of last year included a tax benefit of $2,347,000, or $.22 per basic share, associated with the closing of our Japanese subsidiary. This tax benefit is included in earnings from discontinued operation. Results for the comparable period of last year also included the reversal of a tax valuation allowance of $456,000, or $.04 per basic share, relating to a previously impaired, non-core equity security.

The following table sets forth earnings from continuing operations and earnings (loss) from discontinued operation for the nine months ended March 3, 2007 and March 4, 2006:

	2007	2006

	(in thousands)

Earnings from continuing operations	$5,784	$6,462
Earnings (loss) from discontinued operation	(19)	1,958

Net earnings	$5,765	$8,420

Our results are expressed as a percentage of net sales for the nine months ended March 3, 2007 and March 4, 2006 in the following table:

	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	56.5	56.6

Gross profit	43.5	43.4

Operating expenses
Selling, general and administrative	32.7	31.2
Plant closing and operational restructuring costs		0.1
Gain on sale of real property		(1.2)
Research and development	3.8	4.3

Total operating expenses	36.5	34.4

Operating profit	7.0	9.0

Other income (expense)
Interest income	1.0	0.5
Interest expense	(0.2)	(0.3)
Other, net	0.7	(0.2)

Earnings from continuing operations before income taxes	8.5	9.0

Income tax provision	2.8	2.6

Earnings from continuing operations	5.7	6.4

Earnings (loss) from discontinued operation, net of income tax benefit		2.0

NET EARNINGS	5.7%	8.4%

Continuing Operations

Operating profit for the current period declined by $1,854,000 due to increased operating expenses, partially offset by increased sales and gross profit. Approximately one-half of the increase in operating expenses was due to the recognition of a $1,205,000 gain on the sale of our former manufacturing facility in Westbury, N.Y. in the comparable prior year period.

Net sales for the nine months ended March 3, 2007 increased 1%, or $893,000, as compared to the nine months ended March 4, 2006, due to price increases and favorable foreign currency exchange fluctuations, partially offset by lower sales volumes. Price increases accounted for approximately 1% of net sales for the current period. Foreign currency exchange fluctuations increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,188,000. Net sales in the first nine months of the prior year benefited from one additional week compared with the current period, as well as from approximately $1,600,000 in backlog sales associated with the recall by Mallinckrodt, in December 2004, of its liquid barium products due to potential microbial contamination. On a product line basis, the net sales increase resulted primarily from increased sales of CT imaging products of $3,791,000 and virtual colonoscopy products of $1,058,000, partially offset by decreased contract manufacturing sales of $1,756,000, defense decontaminants of $953,000, X-ray fluoroscopy products of $825,000 and gastroenterology products of $536,000.

Net sales in international markets, including direct exports from the U.S., increased 1%, or $380,000, for the current period from the comparable prior year period due to favorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,188,000, and price increases, which accounted for approximately 1% of net sales in international markets for the current period, partially offset by lower sales volumes. On a product line basis, the increase in net sales in international markets resulted primarily from increased sales of CT imaging products of $1,905,000, virtual colonoscopy products of $1,009,000 and X-ray fluoroscopy products of $647,000, partially offset by decreased sales of contract manufacturing products of $2,501,000 and defense decontaminants of $988,000.

The following table sets forth net sales by product category for the nine months ended March 3, 2007 and March 4, 2006:

	2007		2006

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$27,161	26.8	$27,051	27.0
CT Injector Systems	20,385	20.2	16,704	16.7

Total CT Imaging	47,546	47.0	43,755	43.7
X-Ray Fluoroscopy	32,174	31.8	32,999	32.9
Contract Manufacturing	6,384	6.3	8,140	8.1
Accessory Medical Devices	3,976	3.9	4,059	4.1
Gastroenterology	3,207	3.2	3,743	3.7
Virtual Colonoscopy	3,950	3.9	2,892	2.9
Defense Decontaminants	983	1.0	1,936	1.9
Other	2,949	2.9	2,752	2.7

	$101,169	100.0	$100,276	100.0

Gross profit, expressed as a percentage of net sales, increased to 44% for the current period from 43% for the comparable period of the prior year due to sales price increases, partially offset by increased costs for purchased finished products and increased materials cost primarily from our barium sulfate suppliers. Finished product costs increased primarily due to the weakening of the U.S. dollar against the Canadian dollar, which increased the cost of finished goods we purchased from our Canadian subsidiary.

SG&A expenses were $33,126,000 for the nine months ended March 3, 2007 compared to $31,333,000 for the nine months ended March 4, 2006. This increase of $1,793,000, or 6%, was due to costs of $1,162,000 incurred in expanding our North American sales force, additional expenses of $364,000 incurred to support our defense decontaminants business and unfavorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ SG&A expenses to U.S. dollars for financial reporting purposes by $455,000.

R&D expenditures remained at 4% of net sales and decreased 11% for the current period to $3,823,000 from $4,314,000 for the comparable period of the prior year due to the reversal of accrued expenses resulting from the termination of an R&D cost-sharing project. Of the R&D expenditures for the current period, approximately 52% related to CT imaging and X-ray fluoroscopy projects, 30% to general regulatory costs, 8% to gastroenterology projects, 4% to defense decontaminant projects, 4% to virtual colonoscopy projects and 2% to other projects.

Other income, net of other expenses, totaled $1,486,000 for the current period compared to $44,000 for the comparable period of last year. This improvement is due to a favorable change in foreign currency exchange gains and losses of $962,000 and increased interest income of $490,000, resulting from increased funds available for investment and higher interest rates.

For the nine months ended March 3, 2007, our effective tax rate of 33% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the nine months ended March 4, 2006, our effective tax rate of 28% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance of $456,000 relating to a previously impaired, non-core equity security, since, at that time, it was more likely than not that such benefit would be realized.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in earnings (loss) from discontinued operation in the accompanying consolidated statements of earnings for the nine months ended March 3, 2007 and March 4, 2006 are as follows:

	2007	2006

	(in thousands)

Net sales
From unaffiliated customers	$81	$977

Total net sales	$81	$977

Loss before income taxes	$(47)	$(389)
Income tax benefit	(28)	(2,347)

Earnings (loss) from discontinued operation	$(19)	$1,958

The results for the discontinued operation for the current period represent two months of operational activity and, therefore, are not comparable to the results for the prior year’s first nine months.

Liquidity and Capital Resources

For the nine months ended March 3, 2007, operations and capital expenditures were funded by working capital. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At March 3, 2007, debt (current maturities of long-term debt) was $4,000, as compared to $31,000 at June 3, 2006. We have available $1,699,000 under a bank line of credit, of which no amounts were outstanding at March 3, 2007.

Our contractual obligations and their effect on liquidity and cash flows as of March 3, 2007 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Payments Due By Period as of March 3, 2007

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)

Contractual Obligations:
Long-term debt	$4	$4
Operating leases (1)	7,043	1,901	$3,522	$928	$692
Purchase obligations (1)	5,240	4,907	333
Employment contract (1)	720	720
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,741	75	174	212	$2,280
Asset acquisition	700	700
License arrangements	36	36

Total	$16,484	$8,343	$4,029	$1,140	$2,972

(1)
The non-cancelable operating leases, purchase obligations, and employment contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist primarily of finished product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At March 3, 2007, approximately $42,725,000, or 34%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.98 to 1, with net working capital of $82,401,000, at March 3, 2007, compared to a current ratio of 5.21 to 1, with net working capital of $77,061,000, at June 3, 2006. We believe that our cash reserves, cash provided from operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the nine months ended March 3, 2007, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause a material effect on our consolidated results of operations, financial condition or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

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

Changes in our rebate allowance for the nine months ended March 3, 2007 and March 4, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$1,866	$1,397
Provision for rebates	19,142	19,260
Rebate credits issued	(18,697)	(18,936)

Ending balance	$2,311	$1,721

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $970,000 and $688,000 at March 3, 2007 and June 3, 2006, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment histories and customers’ current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 36% and 39% of our total accounts receivable balances at March 3, 2007 and June 3, 2006, respectively, were concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the nine months ended March 3, 2007 and March 4, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$888	$837
Provision for doubtful accounts	67	47
Write-offs	(15)	(27)

Ending balance	$940	$857

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

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At March 3, 2007 and June 3, 2006, our reserves for excess and obsolete inventory were $1,933,000 and $2,053,000, respectively.

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

Effective June 4, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first annual reporting period beginning after June 15, 2005. The adoption of SFAS No. 123(R) has had no current impact on our financial condition or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of the adoption of FIN 48 on our financial condition and results of operations.

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. EITF 06-3 is effective for our fourth quarter of fiscal 2007. We do not believe that the adoption of EITF 06-3 will have a material impact on our financial condition or results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not believe the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at March 3, 2007, our assets and liabilities would increase or decrease by $4,270,000 and $601,000, respectively, and our net sales and net earnings would increase or decrease by $2,995,000 and $271,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at March 3, 2007, our pre-tax earnings would be favorably or unfavorably impacted by approximately $447,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of March 3, 2007, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $27,895,000. The bonds bear interest at a floating rate established between seven and 35 days. For the quarter ended March 3, 2007, the after-tax interest rate on the bonds approximated 3.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $279,000 on an annual basis.

As our principal amount of fixed interest rate financing approximated $4,000 at March 3, 2007, a change in interest rates would not materially impact results of operations or financial position. At March 3, 2007, we did not maintain any variable interest rate financing.

As of March 3, 2007, we have available $1,699,000 under a working capital bank line of credit. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 3, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 3, 2007, to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II:  Other Information

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 3, 2006, which could materially affect our business, financial condition and/or future results. The risks described below and in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

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

In November 2006, the Centers for Medicare & Medicaid Services (“CMS”) announced 2007 reimbursement rates for U.S. healthcare providers treating Medicare and Medicaid patients and also implemented various provisions of the Deficit Reduction Act of 2005 related to medical imaging procedures that affect our industry. CMS reimbursement rates now factor in a Sustainable Growth Rate (“SGR”) cut, which requires a 5% reduction in physician payments as determined by the SGR formula. A new CMS rule, effective January 1, 2007, caps payment rates for imaging services provided outside of hospital outpatient departments at the same amount paid under the physician fee schedule for such services performed in hospital outpatient departments. The new rule also establishes a policy of reducing by 25% the payment for the technical component of multiple imaging procedures on contiguous body parts. While the long-term impact of these factors on our business is unclear, they have created uncertainty in the marketplace and, we believe, adversely affected the purchases of imaging capital equipment, at least in the short-term. We believe some hospitals and imaging centers have delayed plans to expand or upgrade their imaging services to newer CT imaging technology in order to further assess the economic impact of these factors on their businesses. There is risk that these factors may inhibit the growth of radiology procedures that utilize our existing or future products and have an adverse effect on our future sales and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission Of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	Annual Incentive Plan, as amended	42

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	51

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	53

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	55

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	56

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

E-Z-EM, Inc.

(Registrant)

Date	April 12, 2007	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,
Chief Executive Officer, Director
(Principal Executive Officer)

Date	April 12, 2007	/s/ Dennis J. Curtin

Dennis J. Curtin, Senior Vice
President - Chief Financial Officer (Principal
Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	Annual Incentive Plan, as amended	42

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	51

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	53

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	55

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dennis J. Curtin)	56

	(a) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

	(b) Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.
-41-