Form 10-K
period 2007-06-02
E-Z-EM, Inc.
filed 2007-08-16
CIK 727008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2007

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on December 1, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $129,779,000. Such aggregate market value is computed by reference to the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Market tier of The Nasdaq Stock Market LLC on such date.

As of August 1, 2007, there were 10,976,549 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held October 30, 2007 are incorporated by reference in Part III of this Form 10-K Report.

E-Z-EM, Inc. and Subsidiaries

Part I

Item 1.	Business

(a)	General Development of Business

Overview

E-Z-EM, Inc. is a leading provider of medical devices and contrast products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (GI) tract. We develop, manufacture and market medical diagnostic products used for computed tomography (CT) and magnetic resonance (MR) imaging, colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. Additionally, we sell RSDLTM - a liquid skin decontaminant that neutralizes or removes chemical warfare agents such as Sarin or VX in seconds, leaving a non-toxic liquid that can be washed away with water – to the U.S. and Canadian armed forces and branches of a number of other armed forces in Europe and elsewhere. We also leverage our capacities in manufacturing, automation and quality control by providing contract manufacturing services to third-parties.

We have been in business since 1961. Our global headquarters are located at 1111 Marcus Avenue, Suite LL-26, Lake Success, N.Y. 11042.

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

Recent Developments

For fiscal 2007, our net sales increased 1%, or $757,000, to $137,840,000 due to price increases and favorable foreign currency exchange fluctuations, partially offset by lower sales volumes. Price increases accounted for approximately 2% of net sales for 2007. A significant portion of our domestic

1 This website address is not intended to function as a hyperlink and information on our website is not part of this annual report on Form 10-K.

products are sold under fixed priced, long-term group purchasing organization contracts. Foreign currency exchange fluctuations increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,573,000. On a product line basis, our net sales increase resulted from increased sales of CT imaging products of $5,033,000 and virtual colonoscopy products of $1,331,000, partially offset by decreased contract manufacturing sales of $3,146,000, healthcare decontaminant products of 2,216,000 and all other products of $245,000.

The CT imaging market in 2007 has been hindered by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced the Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. The impact of DRA is now just being felt in the market and remains to be quantified. Some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses.

In fiscal 2007, we completed the wind-down of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), our wholly owned Japanese subsidiary. We decided to close Toho and exit this market because we were unable to generate sufficient income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of fiscal 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities.

Unless the context requires otherwise, all references herein to a particular year are references to our fiscal year, which concludes on the Saturday nearest to May 31st.

(b)	Financial Information About Industry Segments

Not Applicable.

(c)	Narrative Description of Business

General

We are a leading provider of medical products that can be categorized into the following product groupings:

•	CT Imaging

•	X-Ray Fluoroscopy

•	Contract Manufacturing

•	Virtual Colonoscopy

•	Accessory Medical Devices

•	Gastroenterology

•	Healthcare Decontaminants

Virtually all of our products are cleared for sale in the United States. Certain products are cleared for sale in the European Community and other countries.

The following table sets forth revenues from external customers for the last three years for each of our product categories:

	2007		2006		2005

	$	%	$	%	$	%

			(dollars in thousands)

CT Imaging Contrast	$36,106	26.2	$36,047	26.3	$28,115	25.2
CT Injector Systems	28,062	20.4	23,088	16.8	17,551	15.7

Total CT Imaging	64,168	46.6	59,135	43.1	45,666	40.9
X-Ray Fluoroscopy	43,722	31.7	43,830	32.0	39,295	35.2
Contract Manufacturing	9,415	6.8	12,561	9.2	9,183	8.2
Virtual Colonoscopy	5,471	4.0	4,140	3.0	3,654	3.3
Accessory Medical Devices	5,239	3.8	5,235	3.8	5,328	4.8
Gastroenterology	4,361	3.2	5,019	3.7	4,627	4.1
Healthcare Decontaminants	1,290	0.9	3,506	2.5	956	0.8
Other	4,174	3.0	3,657	2.7	2,991	2.7

	$137,840	100.0	$137,083	100.0	$111,700	100.0

GI Disease and Colorectal Cancer

The GI system is one of the most complex systems in the human body. It processes food, extracts nutrients, passes wastes and involves all major body parts and organs used in chewing, swallowing, digestion, absorption and defecation. Digestive glands also provide moisture, lubrication, emulsification and enzymes for digestion of proteins, carbohydrates and fats.

Diseases of the GI tract are considered to be the second most prevalent after cardiac diseases. According to statistics cited by the National Institute of Diabetes and Digestive and Kidney Diseases, 60 to 70 million people in the United States are affected by digestive diseases of all types, and in 2002, these diseases led to more than 234,000 deaths (including deaths resulting from cancer), 14 million hospitalizations (equal to 9 percent of all hospitalizations), 6 million diagnostic and therapeutic procedures (equal to 14 percent of all procedures), 45 million physician office visits, 1.9 million people with disabilities, and costs of $107 billion, including $85.5 billion in direct medical costs and $20 billion in indirect costs (e.g., disability and mortality). According to the American Cancer Society, colorectal cancer is America’s third most common cancer in both men and women, and was responsible for approximately 147,000 newly diagnosed cases and 56,000 deaths in 2006.

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

CT imaging is an increasingly important technology for the diagnostic imaging of the GI tract. Frost & Sullivan, a leading market research firm, has estimated that CT procedures will grow at an 11.25% compound annual growth rate from 2003 through 2010. The IMV Medical Information Division estimated that 62 million CT procedures were performed in the United States in 2006, representing a 24% increase over their previous estimate of 50 million for 2004. IMV further estimates that in 2006, 30% of CT exams were abdominal/pelvic procedures and 67% of exams were contrast enhanced. Of contrast enhanced exams, 28% included injected contrast, 13% included oral contrast, and 59% included both. We are focused on finding solutions to capitalize on these trends.

We address the CT imaging market with what we believe is the most comprehensive line of barium sulfate formulations for thoracic, abdominal and pelvic CT scanning. We market 11 formulations under our Readi-CAT® Smoothie, E-Z-CAT®, and Esopho-CAT® lines. In 2005, we introduced VoLumen®, a low-density barium sulfate suspension for use as an oral contrast in Multi-detector CT (“MDCT”) and Positron Emission Tomography (PET)/CT studies. VoLumen is designed to overcome the limitations of water and higher-density positive oral contrasts currently used in these studies, and allows for the simultaneous MDCT investigation of all organs, vasculature, and surrounding structures of the abdominal/pelvic region. The entire CT contrast line consists of formulations that are packaged as a liquid or powder for oral use and in various sizes from unit dose to multi-dose for administration convenience and economy. Each formulation and size is designed to meet the radiologist’s need for consistent performance in lumen marking and transit through the GI tract, while maintaining optimal patient comfort and management.

We also address the CT market with our Empower line of electromechanical injectors. Radiologists use injectors to deliver a controlled volume of iodine-based contrast media into patients to visualize the vascular structure of the circulatory system and organs in the thoracic, abdominal and pelvic regions. Our injectors, EmpowerCT® and EmpowerCTA® with EDATM technology, aid in the detection of extravasation, an accidental infiltration of contrast media into surrounding tissue. Empower injectors are comprised of an electromechanical injector, a consumable syringe and an optional monitoring device that utilizes a consumable extravasation patch. In November 2005, we introduced our IRiSCTTM Injector Reporting Information System. IRiSCT is a patent-pending software package that automates the data collection process for all critical functions of EmpowerCT and Empower CTA injectors. IRiSCT also links all Empower injectors in a department across the hospital’s existing data network, including those in remote locations, creating an integrated data management system that automatically captures operational data, including contrast flow rate and volume, peak pressure and pressure history, injection protocol details and contrast consumption. When used to network all injector systems in a facility, IRiSCT consolidates data from an entire radiology department that hospital administrators can access from their offices.

In fiscal 2007, we also received 510(k) clearance from the Food and Drug Administration (FDA) for EmpowerMRTM injector system - our first product for the magnetic resonance (MR) imaging market. EmpowerMR has the same easy-to-use interface and robust safety features as the other products in our Empower injector line. EmpowerMR also employs several innovative features designed to cope with the problem of electrical interference in the magnetic field of the MR scanner. With the launch of EmpowerMRTM, we also introduced IRiSMRTM, which provides the same data collection and connectivity capabilities for the MR suite. We believe that our IRiS software solutions represent a significant improvement over traditional injector technology applications, and provide us with a competitive advantage.

In conjunction with Nova Biomedical, we are also developing EZ CHEMTM, an easy-to-use hand held device for use in the CT suite in performing a simple blood test for assessing kidney function. EZ CHEM will also have wireless connectivity to the IRiS software — a combination we expect will provide enhanced contrast and patient management. EZ CHEM is in the final stages of development, and we expect to introduce the product in the first half of fiscal 2008.

Sales of CT imaging products first surpassed those of our X-ray fluoroscopy products in 2005, and these products now represent our largest product group. Based upon sales in 2007, we believe that we are the leading manufacturer of oral CT barium contrast media and the second largest manufacturer of CT injectors in the United States.

X-Ray Fluoroscopy

GI X-ray contrast media has been our principal business since our founding in 1961. A standard X-ray takes a photograph of bones (hard tissue). When contrast media is introduced inside the body, the X-ray can also photograph soft tissue details. For more than 85 years, barium sulfate has been the contrast medium of choice for virtually all X-rays of the GI tract and is still one of the most common methods used by radiologists for diagnostic imaging of the GI tract. It permits the visualization of the entire GI tract; has a high absorption coefficient for X-rays; and it is biologically inert, insoluble in water and chemically stable.

We believe we offer the most comprehensive line of barium sulfate formulations for fluoroscopy in the United States. We market approximately 30 fluoroscopy formulations. Formulations focus on five key areas of the GI tract - pharynx, esophagus, stomach, small intestine and large intestine (colon) - and are packaged in different sizes in oral, enema, liquid and powder forms. Each formulation is designed to meet the radiologist’s need to optimize visualization of the condition under diagnosis while also providing patient comfort and dosing compliance. Based on sales figures for 2007, we believe that we are the leading worldwide manufacturer of these contrast media.

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

Virtual Colonoscopy

Virtual colonoscopy (VC), or CT colonography, employs a CT scanner and three-dimensional imaging software to examine the colon (and surrounding tissue and organs) for screening and diagnostic purposes without having to insert a long fiber optic tube (optical colonoscopy) into the colon or having to fill the colon with liquid barium sulfate (barium enema). We support the virtual colonoscopy marketplace with a comprehensive suite of products:

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

•	NutraPrepTM is a patented, pre-packaged, low-residue patient food system that provides a nutritionally sound diet for the day prior to an exam while minimizing the amount of retained fecal material.

•

LoSo PrepTM is a relatively mild, low sodium, colon cleanser. LoSo Prep and other E-Z-EM laxative products are marketed to radiologists and gastroenterologists for the preparation and increased compliance of patients for any medical procedure requiring a clean colon, including X-ray examinations (barium enema), virtual or optical colonoscopy or surgery; and

•

InnerviewGITM is a software application that processes CT scan data to create two- and three-dimensional views of the GI tract. InnerviewGI was jointly developed with Vital Images, Inc., a company that develops, markets and supports three-dimensional medical imaging software for use primarily in disease screening, clinical diagnosis and surgical and therapy planning. Vital Images markets InnerviewGI and pays a royalty to us based on sales. We share the cost of InnerviewGI product development with Vital Images.

We believe our products help virtual colonoscopy be perceived as a more patient-friendly procedure than either optical colonoscopy or barium enema examinations. We believe that patients, when given the choice, prefer virtual colonoscopy because it is less invasive than optical colonoscopy, does not require sedation (which generally requires missing a day of work) and is more comfortable than both optical colonoscopy and barium enema without compromising visualization. Virtual colonoscopy is gaining academic and clinical acceptance. Medicare reimbursement continues to expand and improve for diagnostic VC for failed optical colonoscopy and other specific conditions. In addition, some private insurers are now reimbursing for diagnostic VC for failed optical colonoscopy and other specific conditions. The reimbursement conditions vary from state to state as do the reimbursement amounts. We expect that Federal reimbursement for screening VC in the United States will depend heavily on a favorable outcome of the ACRIN II trial, a multi-center trial that began in 2005. Results from this study are expected to be published by the end of calendar 2007.

Accessory Medical Devices

We develop, manufacture and market consumable and non-consumable radiological medical devices, such as entry biopsy needles and trays, mammography wipes and related accessories.

Gastroenterology

We are leveraging our core competency in GI imaging to expand on our presence in the gastroenterology market. Our product offerings to this market include the Suction Polyp TrapTM, E-Z-GuardTM mouthpieces, Visipace electrogastrogram analyzer, as well as other medical devices. We also market several virtual colonoscopy products, including the LoSo PrepTM bowel cleanser and the NutraPrepTM pre-procedure meal plan, to gastroenterologists for use in optical colonoscopy procedures, and distribute a hydrogen breath analyzer under the E-Z-EM trade name “H2 ScoreTM” Breath Meter. H2 Score is a convenient hand-held screening tool for lactose malabsorption. In 2006, we launched our CO2EFFICIENTTM Endoscopic Insufflator, a new device for insufflating the upper and lower gastrointestinal tract with carbon dioxide (CO2) gas. Based on our popular PROTOCO2LTM device for CT Colonography, CO2EFFICIENT provides a quick and easy way to adapt the use of CO2 gas insufflation to procedures such as colonoscopy, endoscopic retrograde cholangiopancreatography (ERCP), and enteroscopy. We believe that the product represents a means of improving both patient comfort and efficiency in endoscopy, and that we are well positioned to continue building our presence in this market.

Healthcare Decontaminants

Our product offering is RSDLTM skin decontaminant, a patented, broad-spectrum decontaminant designed for individual use to remove or neutralize various chemical warfare agents such as nerve and mustard gas. RSDL neutralizes or removes these agents within a matter of seconds or minutes, leaving a non-toxic residue that can be washed off. In March 2007, the U.S. Department of Defense (DoD) determined that RSDL had satisfied all final configuration testing criteria, and was approved for initial procurements by the individual service branches. The decision, known as Milestone C, cleared the way for deployment of RSDL to war-fighters as the DoD’s next generation skin decontaminant for protection against chemical warfare agents. The U.S. Army Space & Missile Defense Command (USASMD) followed up in April 2007 by placing the DoD’s first order for the product: a $5.07 million order for both RSDL and the inert training variant we also manufacture. RSDL is also currently used by all service branches of the Canadian armed forces, as well as certain branches of the armed forces of Australia, Belgium, Ireland, Holland, New Zealand, Sweden and Slovenia. In September 2006, RSDL received Department of Homeland Security (DHS) SAFETY Act Designation and Certification as a Qualified Anti-Terrorism Technology, which extends certain liability protections to us and our suppliers and customers (whether public or private) in the event RSDL is used in response to a terrorist incident. RSDL was originally developed and patented by Defence Research and Development Canada, an agency within the Canadian Department of National Defence, for use by the Canadian Forces. We produce RSDL under a license with Defence Research and Development Canada (DRDC) for the worldwide military, first-responder and first-receiver markets. RSDL is also patented in the United States and more than a dozen European countries.

Other

Revenues from our “Other” product category totaled 3.0%, 2.7% and 2.7% of net sales in 2007, 2006 and 2005, respectively. This category consists primarily of freight charges billed to customers, miscellaneous products distributed through our foreign operations and royalty income.

Research and Development and Engineering

We believe that the success of our business is substantially dependent upon our ability to improve our existing products and develop new diagnostic contrast formulations and devices for different imaging modalities and procedures. To support these activities, we operate a 7-person Research and Development (“R&D”) department and a 12-person product Engineering department.

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

We have a product steering committee that reviews and evaluates new product ideas. We also have a product development project management process that incorporates all disciplines, including sales and marketing, to ensure that we accurately address our markets’ needs. This team approach is responsible for developing new projects under all applicable design control validation procedures throughout the various stages of product development. These procedures include bench testing, animal testing, biocompatibility testing, human-use testing conducted by independent physicians, and post-initial test-market surveillance of product performance. The feedback we receive throughout the process, especially from physicians, is used to confirm product functionality, safety and effectiveness before commencing full-scale marketing.

We conduct clinical research studies to support our product development activities and to evaluate post-market performance, particularly in comparison to competitive products in the market. We manage and monitor the clinical studies performed by investigators and institutions to study the clinical outcomes of our products. In addition to offering administrative support and funding, our clinical applications team assists investigators in writing protocols and collecting and analyzing data when necessary.

At the annual meeting of the Radiological Society of North America (RSNA) in November 2005, we demonstrated a new blood analyzer as a work-in-progress to be marketed under the trade name EZ CHEMTM. EZ CHEM is a convenient point-of-care device for conducting blood assays in the CT suite prior to performing certain imaging procedures. We are developing the product in conjunction with Nova Biomedical (Nova), and have the exclusive right to market the product to radiologists and gastroenterologists in North America, with additional marketing rights worldwide. In May 2007, Nova received FDA clearance for its StatSensorTM blood analyzer - the base technology for EZ CHEM. We are in the process of completing all requisite steps necessary to commercialize EZ CHEM and we expect to launch the product in the first half of fiscal 2008.

Our research and development (R&D) expenditures totaled $5,671,000, $5,979,000, and $5,493,000 in 2007, 2006 and 2005, respectively. As a percentage of sales, our R&D expenditures were 4.1%, 4.4% and 4.9% in 2007, 2006 and 2005, respectively. We expect R&D expenditures to continue at or exceed these levels.

Sales and Marketing

We believe that the success of our business is also dependent upon the effectiveness of our sales, marketing and distribution efforts.

In North America, our products are marketed through a 48-person sales force (including six regional managers), some of whom began their careers as X-ray or CT technologists or had other specialized training before joining our company. The sales force calls on the 1,500 major hospitals in North America at which approximately 25,000 radiologists and an increasing number of gastroenterologists maintain their practices.

We promote our products at major medical conventions worldwide. We also advertise in select medical journals and trade publications, conduct direct mail campaigns and sponsor websites, such as the virtual colonoscopy community of AuntMinnie.com, and sponsor continuing medical education seminars in virtual colonoscopy to reach our target markets. In 2006, we supported 13 seminars in virtual colonoscopy, which were attended by over 300 physicians in the United States and Europe. Our seminars typically last for two days and consist of lectures and hands-on training sessions focused on performing and interpreting virtual colonoscopy examinations. We offer a marketing program for virtual colonoscopy, through which physicians can receive comprehensive marketing support materials for use in promoting their practices.

We sell our products in the United States through a network of approximately 150 distributors.

Outside North America, our products are marketed through a 16-person sales force. We market and distribute directly in the United Kingdom and Benelux (the economic union of Belgium, the Netherlands and Luxembourg), reaching major hospitals in these markets. We use independent distributors in other markets, such as GE Healthcare in Central and Eastern Europe, Bracco Diagnostics, Inc. in Italy, and Initios Medical in Scandinavia. Significant sales are made in the United Kingdom, Benelux, Australia, Italy, Sweden, Germany, South Africa, France and South Korea. Foreign distributors generally receive exclusive distribution rights, where permissible under applicable law, and some hold governmental product registrations in their names. We file new registrations in our name when permissible under applicable law.

In fiscal 2007, we completed the wind-down of our subsidiary in Tokyo, Japan and exited this market.

Competition

We believe that our CT and X-ray fluoroscopy contrast products are the most widely used diagnostic imaging products of their kind in the United States, Canada and certain European countries. We face competition in the domestic contrast systems market primarily from Mallinckrodt, a division of Covidien Ltd. (formerly Tyco Healthcare), GE Healthcare, a segment of General Electric Co., and Bracco. Significant competition exists outside of the United States and some of our other distributors also compete with us. We compete primarily on the basis of product quality, customer service, and the availability of a full line of barium sulfate formulations tailored to user needs, while maintaining competitive pricing.

The CT and X-ray fluoroscopy procedures for which we provide products compete with, as well as complement, more invasive procedures such as colonoscopy and endoscopy. These latter two procedures involve direct visual inspection of the GI tract by a gastroenterologist using a flexible video instrument inserted into the patient. The use of gastroenterology procedures has been growing in both upper and lower GI examinations, as patients have been increasingly referred to gastroenterologists rather than radiologists. Also, the availability of drugs that successfully treat ulcers and other GI disorders has tended to reduce the need for upper GI tract X-ray examinations.

We also compete in the highly competitive medical device radiology market. To our knowledge, no single company, domestic or foreign, competes with us across all of our medical device product lines. In electromechanical injectors and syringes, our main competitors are Medrad, a division of Schering AG, and Liebel-Flarsheim, a division of Covidien Ltd. In needles and trays, we compete with C.R. Bard, Inc., Baxter Healthcare Corporation, Sherwood Medical Co., as well as other competitors. We also encounter competition for our other medical device products.

Significant Customer

Sales of products to Merry X-Ray Corporation, our largest distributor in the United States, represented 33% of our total net sales for 2007.

Backlog

At July 31, 2007, we had a backlog of unfilled customer orders of $10,046,000, including the $5.07 million RSDL order from the DoD, compared to a backlog of $3,061,000 at July 31, 2006. The backlog figures represent sales less estimated rebates. We expect all backlog at July 31, 2007 will be filled during 2008. The changes in backlog are not necessarily indicative of comparable variations in sales or earnings.

Raw Materials and Supplies

Most barium sulfate used in our X-ray fluoroscopy and CT imaging products is supplied by manufacturers in Europe and the United States. E-Z-EM Canada Inc., our wholly owned subsidiary, which operates a barium sulfate mine and processing facility in Nova Scotia and whose reserves we anticipate will last a minimum of five years at current usage rates, provides the balance. We believe that these sources should be adequate for our foreseeable needs.

We have generally been able to obtain adequate supplies of all raw materials and components for our business in a timely manner from existing sources. However, the inability to develop alternative sources, if required, a reduction or interruption in supply, or a significant increase in the price of components, could adversely affect our operations.

Patents and Trademarks

We believe that our success is dependent, in part, on patent protection and the proprietary nature of our technology. We file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable, generally in the United States, European Union and other appropriate jurisdictions.

The patent positions of pharmaceutical and medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending or future patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will prevent or limit a third party from obtaining a new patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending United States patent applications or the first to file non-U.S. patent applications for such subject matter.

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

Third parties may claim that our products infringe on their patents and other intellectual property rights. The pharmaceutical and medical device industries are highly competitive, and companies in these areas may have large patent portfolios. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to stop selling our products and/or make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim. We are a defendant in a pending patent infringement action. See “Item 3 - Legal Proceedings” in this annual report.

We may find it necessary to initiate litigation to enforce our patent rights or to protect our trade secrets or know-how. Patent litigation can be costly and time consuming, and there can be no assurances that our litigation expenses will not be significant in the future or that the outcome of any litigation will be favorable to us.

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

We believe that a trademark can help establish brand recognition and awareness for our company and our products. We file and prosecute trademark applications in jurisdictions in which we believe that registered trademark protection is effective and advisable. We have registered numerous trademarks in the United States and certain foreign jurisdictions. Because the registration of trademarks in the United States and foreign countries can be expensive, we also rely on common law protection for certain trademarks.

The laws of foreign countries generally do not protect our proprietary rights to the same extent as under U.S. law. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

Government Regulation

The products we manufacture and market are subject to regulation by the U.S. Food and Drug Administration, or FDA, and, in some instances, state authorities and foreign governments.

U.S. Regulation

In the United States, before a pharmaceutical or medical device product can be introduced into the market, a manufacturer must, depending on the product, either register the product with the FDA or obtain clearance or approval from the FDA.

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

If and when FDA marketing clearance or approval is granted for a drug or device, the product and its manufacture are subject to pervasive and continuing regulation by the FDA, including Current Good Manufacturing Practices (CGMP), record keeping requirements and the MedWatch and Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their drug or device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The labeling and promotion activities with respect to products are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of drugs and devices for unapproved new indications or uses.

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

Non-U.S. Regulation

Our products have been registered and approved in each foreign country where such registration and approval is required to market and sell our products. Some of the regulatory requirements in foreign countries are similar to those in the United States for product approval and maintenance of such approval. However, the regulatory review process may vary greatly from country to country.

In some cases, we rely on our non-U.S. distributors to obtain registration and approval for our products in a particular foreign jurisdiction.

Non-U.S. sales of pharmaceuticals and medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures.

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

In January 2005, we received International Standards Organization (ISO) 9001:2000 and 13485:2003 certifications of our facility in Montreal, Canada. Our facility in Westbury, NY is also certified as compliant with these standards.

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

We operate a facility situated within a broad industrial area located in Nassau County, New York, which has been designated by New York State as a Superfund site. This industrial area has been listed as an inactive hazardous waste site due to ground water investigations conducted on Long Island during the 1980’s. Due to the large area of the designated site, the potential number of responsible parties, and the lack of information concerning the degree of contamination and potential clean-up costs, it is not possible to estimate what, if any, liability we may have. Further, it has not been alleged that we contributed to the contamination, and it is our belief that we have not done so.

Employees

As of June 2, 2007, we employed 590 persons, 167 of whom were covered by various collective bargaining agreements. Collective bargaining agreements covering 24 and 141 employees expire in December 2008 and December 2010, respectively. A third collective bargaining agreement, covering two employees, automatically renews every May. We consider our employee relations to be satisfactory.

(d)	Financial Information Regarding Foreign and Domestic Operations and Export Sales

We derived about 32% of our sales for 2007 from customers outside the United States. Profit margins on export sales are somewhat lower than domestic sales margins. Our domestic operations bill third-party export sales primarily in U.S. dollars and, therefore, do not incur foreign currency transaction gains or losses. Third-party sales made by our subsidiaries in Canada, the United Kingdom and Holland to local customers are billed in their local currency.

As of June 2, 2007, 368 of our employees were involved in the developing, manufacturing and marketing of our products outside of the United States. Of this amount, 286 employees were based at our Canadian subsidiary supporting most of our worldwide manufacturing requirements. Our product lines are marketed through approximately 125 foreign distributors to customers in 84 countries outside of the United States.

The net sales of each geographic area for our last three fiscal years and the long-lived assets attributable to each geographic area are set forth in Note R to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K, which information is incorporated by reference into this Item 1 (d).

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below that could materially affect our business, financial condition and/or future results. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Some of our competitors have agreements with large group purchasing organizations, which have caused us to charge lower prices for some products and that may result in our losing sales in the future.

Some of our competitors have, and may in the future enter into other, agreements with large group purchasing organizations (“GPOs”), which are groups of hospitals and other large healthcare providers formed to combine their members’ purchasing power. Under these agreements, the members of a GPO are obligated to fulfill their requirements for the products covered by the agreement exclusively from the contract supplier. In the past, some of these GPOs have not strictly enforced this obligation against their members, and, by lowering our prices, we have been able to continue to sell our products directly to their members. However, should these GPOs determine to enforce this contractual obligation against their members, it could have a material adverse effect on our sales, and thus our operating results, in future periods.

Our complete reliance on our Canadian manufacturing facility to produce substantially all of our CT and X-ray fluoroscopy barium sulfate formulation products may impair our ability to respond to natural disasters or other adverse events.

A natural disaster or other event could result in losses at our Canadian manufacturing facility that exceed the amount of our insurance coverage. Additionally, replacing or repairing our Canadian facility and certain manufacturing equipment would be difficult and could entail substantial replacement lead-time and expense. Further, if we were unable to adequately supply our core products to our customers for even a relatively short time, we could lose market share to our competitors.

We are exposed to foreign currency exchange risks.

Since we are a multinational corporation that sells products and sources products in many different countries, changes in exchange rate could adversely affect our results of operations. For example, we use Canadian dollars to purchase virtually all of our X-ray and CT barium sulfate formulation products from our Canadian subsidiary for sale in the United States and for export outside of the United States. Consequently, we are exposed to the effects of changes in the Canadian dollar – U.S. dollar exchange rate. For further discussion regarding our currency risks refer to “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk.”

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

On June 20, 2007, Tyco Healthcare Group L.P. and two related parties filed a patent infringement action against us. See “Item 3 - Legal Proceedings.” If the plaintiffs are successful in this action against us, it could have a material adverse effect on our business.

One distributor accounted for approximately 33% of our net sales in 2007, which exposes us to a concentration of credit risk.

In November 2005, our second largest U.S. distributor acquired our largest U.S. distributor and, in 2007, the combined entity was responsible for approximately 33% of our worldwide sales. This exposes us to a greater degree of credit risk concentration than we had experienced previously. The cost of healthcare has risen significantly over the past decade. Numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have led to a consolidation trend in the healthcare industry, including the consolidation of distributors of pharmaceuticals and medical devices. We expect that this trend will continue which could further increase risk from credit concentration.

The market potential for our RSDL skin decontaminant product is uncertain, and sales in this market are subject to complex governmental procedures.

The market potential for our RSDL skin decontaminant (“RSDL”) is subject to a number of uncertainties. One factor is the nature of the military and first-responder procurement process itself — an unpredictable and lengthy bureaucratic process that often requires rigorous testing and product modifications before substantial orders are placed. Working with governmental agencies often involves several layers of administration, which can greatly reduce the speed of funding and increase the complexity of the procurement process itself, thus affecting the timing and amount of sales. Another factor related to U.S. government sales is the uncertainty of Congress’ continued funding approval of U.S. government contracts. Congress usually appropriates funds for a given program each fiscal year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. A third factor is the uncertainty surrounding the manner and extent to which RSDL will be deployed among the military and first-responder personnel. A fourth factor is the difficulty in quantifying the extent of the civilian emergency service organization market for RSDL. A fifth factor is the nature of government contracts, which often permit the government to unilaterally cancel or change individual orders, terminate the contract, audit our contract-related operations and control and potentially prohibit the export of the product. These and other factors may have an adverse effect on our RSDL sales in the future.

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

Our growth strategy involves investing a portion of our financial, management and other resources in proprietary products for, and further development of, the virtual colonoscopy market. To date, the adoption rate of virtual colonoscopy as a screening modality for colon cancer has been slower than we anticipated. We believe this is principally due to the present lack of private and public reimbursement standards for virtual colonoscopy screening. Additionally, the American Cancer Society (“ACS”) has not yet included virtual colonoscopy in its published screening guidelines for colon cancer, believing the evidence of its efficacy is insufficient at this time. The American College of Radiology Imaging Network has recently completed the National CT Colonograph Trial, also known as the ACRIN II Study, a 15-center, 2,500-patient trial endorsed by the ACS, whose goal is to determine if virtual colonoscopy is as effective as optical colonoscopy. We expect the results of the study to be published by the end of calendar of 2007. Although we believe that a favorable outcome in this study is pivotal to obtaining reimbursement for virtual colonoscopy screening in the United States, there is no assurance that the outcome will be favorable. Together, these and other factors contribute to the uncertainty surrounding the evolution of the virtual colonoscopy market.

If we cannot obtain approval from governmental agencies for new or modified products, we will not be able to sell those products.

Our products are subject to extensive regulation in the United States and in foreign countries where they are sold. Unless an exemption applies, each medical device or product that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process used for our current products. This process usually takes from three to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Additionally, 510(k) clearances may be revoked by the FDA if safety or effectiveness problems develop with the products. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval may require numerous clinical trials and filing numerous amendments to the application. Regulatory regimes in other countries also require approval or clearance prior to marketing or selling medical devices and products in those countries. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

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

We are unable to predict whether further Federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. Numerous healthcare reforms have been considered that would result in major reforms in the United States and foreign healthcare systems that could have an adverse effect on our business.

In response to higher healthcare costs, governmental and third-party payors are demanding ever higher levels of evidence of clinical efficacy and cost effectiveness in order to provide coverage for new procedures.

Governmental and private third-party payors are requiring increasing levels of evidence of clinical efficacy and cost effectiveness as a prerequisite to covering new technologies and new applications for existing technologies. To the extent that the use of our current or future products is not described by existing Current Procedural Terminology (CPT) codes or covered under existing third-party coverage policies, reimbursement for these applications may not be attained or may be significantly delayed.

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that prescribe reimbursement rates for new devices and procedures. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the United States. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, sales of our products outside of the United States may decrease, and we may fail to achieve or maintain significant non-U.S. sales.

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

Our global headquarters, located in Lake Success, New York, consist of leased offices aggregating 27,632 square feet. We also lease a 70,800 square-foot manufacturing, warehousing and office facility located in Westbury, New York. We also occupy manufacturing, warehousing and office facilities located in Montreal, Canada, consisting of two buildings, of which we own one and lease the other, containing an aggregate of 140,544 square feet. We also own a 29,120 square-foot building in Debert, Nova Scotia, and both own and lease land encompassing our barium sulfate mining operation in Nova Scotia.

Item 3.	Legal Proceedings

On June 20, 2007, an action was filed against us entitled Tyco Healthcare Group LP, Mallinckrodt Inc. and Liebel-Flarsheim Company vs. E-Z-EM, Inc. Case no. 2-07CV-262 in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that we have infringed and are continuing to infringe on U.S. patent no. 5,868,710 (the “710 patent”) by making, using, offering to sell, selling and/or importing certain injector systems, including but not limited to our Empower CT® and Empower CTA® injectors. The complaint alleges our actions have caused, and will continue to cause, the plaintiffs to suffer substantial damage and irreparable injury. The complaint seeks to prohibit us from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. While we do not have to respond to the complaint until late August, and the parties have not recommended discovery, we believe that we have valid defenses to the infringement claims, including invalidity of certain claims of the 710 patent, and intend to defend the matter vigorously.

We are party to other claims, legal actions and complaints that arise in the ordinary course of our business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers. All executive officers are elected annually and serve at the pleasure of the board of directors.

Name	Age	Positions

Anthony A. Lombardo	60	President, Chief Executive Officer, Director
Peter J. Graham	41	Senior Vice President – Chief Legal Officer, Global Human Resources and Secretary
Jeffrey S. Peacock	50	Senior Vice President - Global Scientific, Technical and Manufacturing Operations
Brad S. Schreck	50	Senior Vice President - Global Sales, Marketing and Engineering
Joseph A. Cacchioli	51	Vice President – Controller and Acting Chief Financial Officer

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

Mr. Cacchioli has served as our Vice President – Controller and Acting Chief Financial Officer since May 2007, and as our Vice President - Controller from 1988 to May 2007. He has been an employee of ours since 1984.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Market tier of The Nasdaq Stock Market LLC (and prior to July 1, 2006, on the Nasdaq National Market) under the symbol “EZEM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The Nasdaq National Market (through June 30, 2006) and The Nasdaq Global Market tier of The Nasdaq Stock Market LLC (from July 1, 2006 through June 2, 2007).

	Sales Prices

	High	Low

Fifty-two weeks ended June 2, 2007

Fourth Quarter	$17.65	$14.75
Third Quarter	18.74	15.01
Second Quarter	17.84	13.57
First Quarter	17.00	11.62

Fifty-three weeks ended June 3, 2006

Fourth Quarter	$22.93	$15.00
Third Quarter	26.59	19.38
Second Quarter	20.97	13.30
First Quarter	15.62	13.30

Holders of Record

As of August 1, 2007, there were 357 registered holders of our common stock. This number of registered holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

During the first quarter of 2005, the Board of Directors declared a cash dividend on our common stock at the rate of $.30 per share. During 2006 and 2007, no dividends were declared. We will continue to evaluate our dividend policy on an ongoing basis. Any future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Issuer Purchases of Equity Securities

In March 2003, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During 2007, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Performance Graph

The graph below matches the cumulative 5-year total return of holders of E-Z-EM, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index, the Dow Jones Wilshire Medical Supplies index, and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in E-Z-EM’s common stock, and in each index (including reinvestment of dividends) was $100 on 5/31/2002 and tracks it through 5/31/2007. For this illustration, the spin-off of AngioDynamics in October 2004 is being treated as a dividend.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among E-Z-EM, Inc., The NASDAQ Composite Index,
The NASDAQ Medical Equipment Index And The Dow Jones Wilshire Medical Supplies Index

* $100 invested on 5/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending May 31.

Total Return – Data Summary

	Cumulative Total Return

	5/02	5/03	5/04	5/05	5/06	5/07

E-Z-EM, Inc.	100.00	76.36	175.09	498.86	522.24	578.32
Nasdaq Composite	100.00	98.31	123.42	129.37	141.08	172.42
Nasdaq Medical Equipment	100.00	98.60	145.37	158.53	167.20	197.77
DJ Wilshire Medical Supplies	100.00	91.25	109.01	129.62	129.27	168.67

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended June 2, 2007, the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005, and the consolidated balance sheet data as of June 2, 2007 and June 3, 2006, are derived from our audited consolidated financial statements that are included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended May 29, 2004 and May 31, 2003, and the consolidated balance sheet data as of May 28, 2005, May 29, 2004 and May 31, 2003, are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted earnings per common share.

	Fifty-two weeks ended June 2, 2007	Fifty-three weeks ended June 3, 2006*
			Fifty-two weeks ended

			May 28, 2005*	May 29, 2004*	May 31, 2003*

	(in thousands, except per share data)

Income statement data:
Net sales	$137,840	$137,083	$111,700	$98,869	$93,936
Gross profit	61,194	59,107	47,340	39,349	37,248
Operating profit	11,264	11,123	3,648	2,579	1,053
Earnings from continuing operations before income taxes	12,554	11,462	6,688	6,006	2,333
Earnings from continuing operations	8,562	8,055	5,848	4,064	1,908
Net earnings	8,543	9,766	6,936	6,726	2,741
Earnings from continuing operations per common share
Basic	.78	.74	.54	.39	.19
Diluted	.77	.73	.53	.38	.18
Earnings per common share
Basic	.78	.90	.64	.65	.27
Diluted	.77	.88	.63	.63	.26
Cash dividends declared per common share	.00	.00	.30	.25	.00
Weighted average common shares
Basic	10,925	10,849	10,762	10,344	10,048
Diluted	11,131	11,106	10,951	10,625	10,419

	June 2, 2007	June 3, 2006*	May 28, 2005*	May 29, 2004*	May 31, 2003*

	(in thousands )
Balance sheet data:
Working capital	$87,044	$77,061	$59,612	$88,636	$60,123
Cash, cash equivalents and short-term debt and equity securities	44,200	40,195	28,542	24,252	16,144
Total assets	134,942	123,792	105,648	142,536	110,624
Long-term debt, less current maturities			31	85	65
Stockholders’ equity	114,037	101,842	85,720	111,775	88,602

*	Reclassified to reflect the discontinued operations described in Note B to the Consolidated Financial Statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in Item 1. “Business” and in this Item 7, contain forward-looking information about our company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission some of which are set forth in Item 1A – “Risk Factors” in this Form 10-K. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors that may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

We are a leading provider of medical diagnostic contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists, gastroenterologists and speech language pathologists. We are focused on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT-based applications for imaging the entire abdominal tract because of the enhanced benefits of Multi-detector CT technology.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new imaging contrast agents, for example VoLumen, that allows enhanced images from CT and CT Angiography applications utilizing Multi-detector CT technology. We also manufacture and market a line of CT power injectors that deliver injectable CT contrast agents.

Our pricing flexibility is constrained under our agreements with large group purchasing organizations (“GPO” or “GPOs”) - groups of hospitals and other large customers formed to combine purchasing power. Due to the multi-year terms of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts than in the past. GPOs’ enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Additionally, some of our competitors have, and may in the future enter into other, agreements with GPOs. In the past, some of these GPOs have not strictly enforced these contracts against their members, and, by lowering our prices, we have been able to continue to sell our products directly to their members. However, should these GPOs determine to enforce this contractual obligation against their members, it could have a material adverse effect on our sales, and thus our operating results, in future periods.

In addition to our products for the radiology market, we also market a unique healthcare decontaminant product. RSDL skin decontaminant (“RSDL”) is a liquid skin decontaminant that neutralizes or removes a broad spectrum of chemical warfare and T-2 toxic agents. In April 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. In March 2007, the U.S. Department of Defense (DoD) determined that RSDL had satisfied all final configuration testing criteria, and was approved for initial procurements by the individual service branches. The decision, known as Milestone C, cleared the way for deployment of RSDL to war-fighters as the DoD’s next generation skin decontaminant for protection against chemical warfare agents. In March 2007, we received an initial order for $5.07 million for RSDL from the U.S. Army Space and Missile Command. At the DoD’s request, we are currently storing RSDL product at our facilities, with a sales value of approximately $3.5 million, relating to this initial order. The DoD inspected and formally accepted this product in May 2007 and paid for this product in July 2007. The product is currently pending physical delivery, which we expect to occur in our 2008 fiscal year, at which time we will recognize the revenue from this transaction.

Japanese Discontinued Operation

In fiscal 2007, we completed the wind-down of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), our wholly owned Japanese subsidiary. We decided to close Toho and exit this market because we were unable to generate sufficient income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell current inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For all periods presented, Toho is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

AngioDynamics Initial Public Offering

On May 27, 2004, AngioDynamics, our former subsidiary, sold 1,950,000 shares of its common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds of $19,949,000 from the IPO, net of certain financing costs, were received by AngioDynamics on June 2, 2004. At May 29, 2004, we owned 9,200,000 shares or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004,the underwriters of the IPO exercised their over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, AngioDynamics received net proceeds of $2,992,000. At June 15, 2004, our ownership interest in AngioDynamics decreased to 80.4%.

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

Results of Operations

Our fiscal year ended June 2, 2007 represents fifty-two weeks, our fiscal year ended June 3, 2006 represents fifty-three weeks and our fiscal year ended May 28, 2005 represents fifty-two weeks.

Consolidated Results of Operations

We reported net earnings of $8,543,000, or $.78 and $.77 per common share on a basic and diluted basis, respectively, for 2007, as compared to net earnings of $9,766,000, or $.90 and $.88 per common share on a basic and diluted basis, respectively, for 2006, and net earnings of $6,936,000, or $.64 and $.63 per common share on a basic and diluted basis, respectively, for 2005. Results for 2006 included a tax benefit of $2,481,000, or $.23 per basic share, associated with the closing of our Japanese subsidiary. This tax benefit is included in earnings from discontinued operations. Our 2006 results also included: i) a $1,205,000 gain on the sale of our former manufacturing facility in Westbury, N.Y., and ii) the reversal of a tax valuation allowance of $456,000, or $.04 per basic share, relating to a previously impaired, non-core equity security. Our 2005 results were favorably affected by gains of $3,270,000, or $.30 per basic share, on the sales of non-core equity securities.

The following table sets forth earnings from continuing operations and earnings from discontinued operations for the last three fiscal years:

	2007	2006	2005

	(in thousands)
Earnings from continuing operations	$8,562	$8,055	$5,848
Earnings (loss) from discontinued operations	(19)	1,711	1,088

Net earnings	$8,543	$9,766	$6,936

Our results for the last three fiscal years are expressed as a percentage of net sales in the following table:

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	55.6	56.9	57.6

Gross profit	44.4	43.1	42.4

Operating expenses
Selling, general and administrative	32.1	31.4	31.6
Plant closings and operational restructuring costs		0.1	2.6
Gain on sale of real property		(0.9)
Research and development	4.1	4.4	4.9

Total operating expenses	36.2	35.0	39.1

Operating profit	8.2	8.1	3.3

Other income (expense)
Interest income	1.0	0.6	0.3
Interest expense	(0.2)	(0.3)	(0.3)
Foreign currency exchange losses	(0.0)	(0.3)	(0.0)
Other, net	0.1	0.3	2.7

Earnings from continuing operations before income taxes	9.1	8.4	6.0

Income tax provision	2.9	2.5	0.8

Earnings from continuing operations	6.2	5.9	5.2

Earnings (loss) from discontinued operations, net of income tax provision (benefit)	(0.0)	1.2	1.0

NET EARNINGS	6.2%	7.1%	6.2%

Continuing Operations

Operating profit for 2007 increased by $141,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Operating expenses for 2006 were reduced due to the recognition of a $1,205,000 gain on the sale of our former manufacturing facility in Westbury, N.Y. This sale was the culmination of the plan to relocate our powder-based barium production from Westbury to our manufacturing facility in Montreal, Canada.

Operating profit for 2006 improved by $7,475,000 due to increased sales and improved gross profit, partially offset by increased operating expenses. Results for 2006 included the aforementioned gain of $1,205,000 on the sale of our former manufacturing facility in Westbury, N.Y.

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

Net sales increased 1%, or $757,000, to $137,840,000 for 2007, and 23%, or $25,383,000, to $137,083,000 for 2006. The increase for 2007 was due to price increases and favorable foreign currency exchange fluctuations, partially offset by lower sales volumes. Price increases accounted for approximately 2% of net sales for 2007. A significant portion of our domestic products are sold under fixed priced, long-term group purchasing organization contracts. Foreign currency exchange fluctuations increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,573,000. On a product line basis, the 2007 net sales increase resulted from increased sales of CT imaging products of $5,033,000 and virtual colonoscopy products of $1,331,000, substantially offset by decreased contract manufacturing sales of $3,146,000, healthcare decontaminant products of $2,216,000 and all other products of $245,000. The increase for 2006 was due to organic sales growth, the recall by Mallinckrodt of its liquid barium product, an additional week in 2006 compared to 2005, and price increases. The Mallinckrodt recall resulted in net sales increases in both the CT imaging and X-ray fluoroscopy product categories. Price increases accounted for approximately 2½% of net sales for 2006. On a product line basis, the net sales increase for 2006 resulted from increased sales of CT imaging contrast products, particularly our CT Smoothie lines, and CT injector systems, totaling $13,469,000, X-ray fluoroscopy products of $4,535,000, contract manufacturing products of $3,378,000, healthcare decontaminant products of $2,550,000, and all other products of $1,451,000.

The CT imaging market in 2007 has been hindered by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced the Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. The impact of DRA is now just being felt in the market and remains to be quantified. Some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses. We believe that this has reduced sales of our CT imaging products in our third and fourth fiscal quarters.

Net sales in international markets, including direct exports from the United States, were basically unchanged for 2007, and increased by 17%, or $6,488,000, to $44,162,000 for 2006. For 2007, lower sales volumes virtually offset the effects of price increases and favorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,456,000. Price increases accounted for approximately 2% of net international sales for 2007. On a product line basis, decreased sales of contract manufacturing products of $4,249,000 and healthcare decontaminant products of $2,023,000 virtually offset increased sales of CT imaging products of $2,902,000, virtual colonoscopy products of $1,485,000, X-ray fluoroscopy products of $1,224,000 and all other products of $679,000. For 2006, the increase was due to increased sales of healthcare decontaminants of $2,496,000, CT imaging products of $1,027,000, X-ray fluoroscopy products of $962,000, contract manufacturing products of $923,000, virtual colonoscopy products of $744,000, and all other products of

$336,000. Price increases accounted for slightly less than 1% of net sales in international markets for 2006.

The following table sets forth net sales by product category for the last three fiscal years:

	2007		2006		2005

	$	%	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$36,106	26.2	$36,047	26.3	$28,115	25.2
CT Injector Systems	28,062	20.4	23,088	16.8	17,551	15.7

Total CT Imaging	64,168	46.6	59,135	43.1	45,666	40.9
X-Ray Fluoroscopy	43,722	31.7	43,830	32.0	39,295	35.2
Contract Manufacturing	9,415	6.8	12,561	9.2	9,183	8.2
Virtual Colonoscopy	5,471	4.0	4,140	3.0	3,654	3.3
Accessory Medical Devices	5,239	3.8	5,235	3.8	5,328	4.8
Gastroenterology	4,361	3.2	5,019	3.7	4,627	4.1
Healthcare Decontaminants	1,290	0.9	3,506	2.5	956	0.8
Other	4,174	3.0	3,657	2.7	2,991	2.7

	$137,840	100.0	$137,083	100.0	$111,700	100.0

Gross profit expressed as a percentage of net sales was 44% for 2007, as compared to 43% for 2006 and 42% for 2005. The percentage improvement in 2007 was due to sales price increases, partially offset by increased costs for purchased finished products and increased materials cost primarily from our barium sulfate suppliers. Finished product costs increased primarily due to the weakening of the U.S. dollar against the Canadian dollar, which increased the cost of finished goods we purchased from our Canadian subsidiary. The percentage improvement in 2006 was due to favorable changes in sales product mix and sales price increases, including the effects of lower distributor rebates as a percentage of sales, partially offset by increased materials cost primarily from our barium sulfate suppliers and increased costs associated with purchased finished products. Favorable changes in sales product mix can be attributed, in part, to the increased sales resulting from the Mallinckrodt recall. Finished product costs increased primarily due to the weakening of the U.S. dollar against the Canadian dollar, which increased the cost of finished goods we purchased from our Canadian subsidiary.

Selling, general and administrative (“SG&A”) expenses were $44,259,000 for 2007, $43,105,000 for 2006 and $35,282,000 for 2005. The increase in 2007 of $1,154,000, or 3%, was due to costs of $1,679,000 incurred in expanding our North American sales force, unfavorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ SG&A expenses to U.S. dollars for financial reporting purposes by $598,000, and increased severance costs of $250,000, partially offset by decreased incentive award compensation. The increase in 2006 of $7,823,000, or 22%, was due, in large part, to: (i) increased compensation costs, including fringe benefits, of $2,632,000, due in part to an increase in the size of our workforce; (ii) additional infrastructure expenses of $2,372,000 to support our healthcare decontaminants business; and (iii) increased selling expenses relating to the increase in net sales.

Research and development (“R&D”) expenditures for 2007 totaled $5,671,000, or 4% of net sales, as compared to $5,979,000, or 4% of net sales, for 2006, and $5,493,000, or 5% of net sales, for 2005. The decrease in 2007 of $308,000 was due to the reversal of accrued expenses resulting from the termination of an R&D cost-sharing project. The increase in 2006 of $486,000 was due primarily to increased costs of $988,000 for CT imaging and X-ray fluoroscopy projects and increased general regulatory costs of $102,000, partially offset by decreases in spending of $316,000 for virtual colonoscopy projects and $271,000 for gastroenterology projects. Of the R&D expenditures for 2007, approximately 52% related to CT imaging and X-ray fluoroscopy projects, 30% to general regulatory costs, 7% to gastroenterology projects, 4% to virtual colonoscopy projects and 7% to other projects. R&D expenditures are expected to be 5% of net sales for the upcoming fiscal year. In addition to our in-house efforts, we are presently sponsoring various independent R&D projects and are committed to continued expansion of our product lines through R&D.

Other income, net of other expenses, totaled $1,290,000 for 2007, compared to $339,000 for 2006 and $3,040,000 for 2005. The increase in 2007 of $951,000 was due to increased interest income of $593,000, resulting from increased funds available for investment and higher interest rates, and reduced foreign currency exchange losses of $449,000. The decrease in 2006 of $2,701,000 was due primarily to a decline in gains on the sale of non-core equity securities totaling $3,170,000.

Note J to our Consolidated Financial Statements included in this report details the major elements affecting income taxes for 2007, 2006 and 2005. For 2007, our effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For 2006, our effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance of $456,000 for a previously impaired, non-core equity security, since, at that time, it was more likely than not that such benefit would be realized. For 2005, our effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances for a previously impaired, non-core equity security sold in 2005 and losses of a U.S. subsidiary that operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

Discontinued Operations

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in earnings (loss) from discontinued operations in the accompanying consolidated statements of earnings for 2007, 2006 and 2005 are as follows:

	2007	2006	2005

	(in thousands)

Net sales
From unaffiliated customers	$81	$1,286	$1,375

Total net sales	$81	$1,286	$1,375

Loss before income taxes	$(47)	$(760)	$(129)
Income tax provision (benefit)	(28)	(2,471)	11

Earnings (loss) from discontinued operation	$(19)	$1,711	$(140)

The results for the discontinued operation for 2007 represent two months of operational activity and, therefore, are not comparable to the results for 2006 and 2005.

We have also consolidated the financial statements of AngioDynamics and reported its results as a discontinued operation in an amount equal to our percentage of equity ownership through October 30, 2004, the date on which our spin-off of AngioDynamics was completed. Since the spin-off occurred in the second quarter of 2005, the results for the discontinued operation were excluded from the accompanying consolidated statements of earnings for 2007 and 2006.

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operations in the accompanying consolidated statements of earnings for 2005 are as follows:

	(in thousands	)
Net sales
From unaffiliated customers	$22,342
From affiliates	420

Total net sales	$22,762

Earnings before income taxes	$2,628
Income tax provision	1,103

Earnings before minority interest	1,525
Minority interest	297

Earnings from discontinued operation	$1,228

Liquidity and Capital Resources

For 2007, operations and capital expenditures were funded by working capital and proceeds from the exercise of stock options. For 2006, operations and capital expenditures were funded by working capital and proceeds from the sale of assets. For 2005, operations, the purchase of intangible assets, capital expenditures and cash dividends were funded by working capital, cash reserves and the repayment of intercompany debt by AngioDynamics from the proceeds of its public offering. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At June 2, 2007, we maintained no debt (notes payable, current maturities of long-term debt and long-term debt). Comparatively, we maintained debt of $31,000 at June 3, 2006. We have $1,885,000 available under a bank line of credit, of which no amounts were outstanding at June 2, 2007.

Our contractual obligations and their effect on liquidity and cash flows as of June 2, 2007 are set forth in the table below. We have no variable interest entities or other off-balance sheet arrangements.

	Payments Due By Period as of June 2, 2007

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Operating leases (1)	$6,863	$1,977	$3,685	$535	$666
Purchase obligations (1)	4,484	4,335	149
Employment contract (1)	720	720
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,748	86	208	246	2,208
License arrangements	36	36
Accrued severance benefits	474	474

Total	$15,325	$7,628	$4,042	$781	$2,874

(1)	The non-cancelable operating leases, purchase obligations, and employment contract are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America. The purchase obligations consist of finished product and component parts.

(2)	Deferred compensation costs covering active employees are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

At June 2, 2007, approximately $44,200,000, or 33%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 6.07 to 1, with net working capital of $87,044,000, at June 2, 2007, compared to the current ratio of 5.21 to 1, with net working capital of $77,061,000, at June 3, 2006. The increase in net working capital resulted primarily from our earnings from continuing operations. We believe that our cash reserves, cash provided from continuing operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

Net capital expenditures, primarily for machinery and equipment, were $6,680,000 for 2007, compared to $1,742,000 for 2006 and $4,154,000 for 2005. Of the 2007 expenditures, approximately $3,503,000 related to information technology hardware and software expenditures primarily for our planned upgrade to an enterprise resource planning (ERP) platform worldwide. Of the 2005 expenditures, approximately $775,000 related to the moving of our powder-based barium production to our manufacturing facility in Montreal, Canada. The aggregate level of capital expenditures for 2008 is currently expected to approximate 2007 levels.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During 2007, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

In June 2004, our Board of Directors declared a cash dividend of $.30 per outstanding share of our common stock. The dividend was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to our Board of Directors’ review of operations and financial and other conditions then prevailing.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our Consolidated Financial Statements included herein. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

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

Changes in our rebate allowance for the fifty-two weeks ended June 2, 2007 and fifty-three weeks ended June 3, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$1,866	$1,397
Provision for rebates	26,858	25,855
Rebate credits issued	(26,642)	(25,386)

Ending balance	$2,082	$1,866

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

•

an estimate of distributors’ inventory-on-hand available for future sale pursuant to group purchasing organization (“GPO”) contracts. We do not know the specific inventory levels held by our distributors. However, based on discussions with our customers, who uniformly attempt to maintain just-in-time purchasing programs, and our knowledge of their ordering patterns, we estimate a one-week wholesale inventory level. Since most of our product sales are subject to GPO contracts, most distributor inventory-on-hand will be subject to rebate. This portion of the rebate estimate is derived by first determining the total quantity of each product sold by us during the last week of the fiscal period multiplied by two factors, (a) and (b), where (a) is the percentage of the product rebated during the prior six-month period based on historical sales and (b) is the average rebate paid on the product during that period.

All product returns must be pre-approved by us and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining on its stated expiration date.

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $1,003,000 and $688,000 at June 2, 2007 and June 3, 2006, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment histories and customers’ current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 35% and 39% of our total accounts receivable balances at June 2, 2007 and June 3, 2006, respectively, were concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the fifty-two weeks ended June 2, 2007 and fifty-three weeks ended June 3, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$888	$837
Provision for doubtful accounts	83	78
Write-offs	(43)	(27)

Ending balance	$928	$888

Income Taxes

In preparing our financial statements, income tax expense is calculated for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, based primarily on our ability to generate future taxable income. Where their recovery is not likely, we establish a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. At June 2, 2007 and June 3, 2006, our valuation allowance totaled $360,000 and $591,000, respectively. The total net deferred tax asset at June 2, 2007 and June 3, 2006 was $1,956,000 and $2,605,000, respectively.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At June 2, 2007 and June 3, 2006, our reserve for excess and obsolete inventory was $1,243,000 and $2,053,000, respectively.

Effects of Recently Issued Accounting Pronouncements

Effective June 4, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facility. To date, the adoption of SFAS No. 151 has had no impact on our financial condition or results of operations.

Effective June 4, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. To date, the adoption of SFAS No. 123(R) has not had a material impact on our financial condition or results of operations.

Effective June 4, 2006, we adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. To date, the adoption of SFAS No. 154 has had no impact on our financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of the adoption of FIN 48 on our financial condition and results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We applied SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the fiscal year ending June 2, 2007 and did not record any adjustments.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at June 2, 2007, our assets and liabilities would increase or decrease by $4,506,000 and $610,000, respectively, and our net sales and net earnings would increase or decrease by $3,151,000 and $321,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at June 2, 2007, our pre-tax earnings would be favorably or unfavorably impacted by approximately $790,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of June 2, 2007, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $35,975,000. The bonds bear interest at a floating rate established between seven and 35 days. For 2007, the after-tax interest rate on the bonds approximated 3.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $360,000 on an annual basis.

As of June 2, 2007, we did not maintain any fixed or variable interest rate financing.

As of June 2, 2007, we have available $1,885,000 under a working capital bank line of credit, of which no amounts were outstanding. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 2, 2007. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 2, 2007, to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 2, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of June 2, 2007. Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007. This report, in which Grant Thornton has expressed an unqualified opinion, appears in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
     E-Z-EM, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that E-Z-EM, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that E-Z-EM, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 2, 2007 and June 3, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended June 2, 2007, the fifty-three weeks ended June 3, 2006 and the fifty-two weeks ended May 28, 2005, and our report dated August 7, 2007 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
August 7, 2007

Item 9B.	Other Information

None.

Part III

The information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 30, 2007. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is incorporated herein by reference to our Proxy Statement under the heading “Proposal No. 1 – Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Code of Ethics is incorporated herein by reference to our Proxy Statement under the heading “Committee Charters, Code of Conduct and Ethics, Complaint Procedures and Corporate Governance Guidelines.” Information about our audit committee, including the members of the committee, and our audit committee financial expert, is incorporated herein by reference to our Proxy Statement under the heading “Audit Committee Report.” The balance of the information required by this item is contained in the section entitled “Executive Officers of the Company” immediately following Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Principal Accountant Fees and Services.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Page
(a) l. Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm	52

Consolidated balance sheets – June 2, 2007 and June 3, 2006	53

Consolidated statements of earnings – Fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005	55

Consolidated statement of stockholders’ equity and comprehensive income – Fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005	56

Consolidated statements of cash flows – Fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006 and fifty-two weeks ended May 28, 2005	58

Notes to consolidated financial statements	60

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II - Valuation and qualifying accounts	95

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	1983 Stock Option Plan of the Registrant, as amended through October 19, 1999	(c)

10.2	1984 Directors and Consultants Stock Option Plan of the Registrant, as amended through October 12, 1995	(d)

10.3	Employee Stock Purchase Plan of the Registrant, as amended through September 30, 2002	(e)

10.4	Income Deferral Program	(f)

10.5	2004 Stock and Incentive Award Plan, as amended	(g)

		Page

(a) 3. Exhibits (continued)

10.6	Asset Purchase Agreement dated January 16, 2005 by and among E-Z-EM, Inc. and O’Dell Engineering Ltd. and Philip O’Dell	(h)

10.7	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(i)

10.8	Form of Non-statutory Stock Option Agreement for 2004 Stock and Incentive Award Plan (Member of the Board of Directors)	(j)

10.9	Form of Incentive Stock Option Agreement for 2004 Stock and Incentive Award Plan (Employee)	(k)

10.10	Amendment to Asset Purchase Agreement dated April 7, 2005 by and between E-Z-EM, Inc., O’Dell Engineering Ltd. and Philip C. O’Dell	(l)

10.11	Annual Incentive Plan, as amended	(m)

10.12	Agreement for Purchase and Sale dated November 30, 2005 by and between E-Z-EM, Inc. and B&R Machine and Tool Corp.	(n)
10.13	Summary of the Compensation of the Non-employee Directors	(o)

10.14	Agreement entered into on May 14, 2007, by and between E-Z-EM, Inc. and Dennis J. Curtin	(p)

10.15	Employment agreement dated as of June 27, 2007, between E-Z-EM, Inc. and Anthony A. Lombardo	(q)

21	Subsidiaries of the Registrant	96

23	Consent of Independent Registered Public Accounting Firm	97

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	98

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	100

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	102

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	103

a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the

Commission on January 21, 2005.

c)	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2000.

d)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 2, 1995.

e)	Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002.

f)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 1993.

g)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2006.

h)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

i)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

j)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

k)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 26, 2005.

l)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

m)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2007.

n)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2005.

o)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

p)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2007.

q)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date	August 16, 2007	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	August 16, 2007	/s/ Paul S. Echenberg

Paul S. Echenberg, Chairman of the Board, Director

Date	August 16, 2007	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director (Principal Executive Officer)

Date	August 16, 2007	/s/ Joseph A. Cacchioli

Joseph A. Cacchioli, Vice President - Controller and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date	August 16, 2007	/s/ Robert J. Beckman

Robert J. Beckman, Director

Date	August 16, 2007	/s/ James L. Katz

James L. Katz, Director

Date	August 16, 2007	/s/ David P. Meyers

David P. Meyers, Director

Date	August 16, 2007	/s/ Adel Michael

Adel Michael, Director

Date	August 16, 2007	/s/ John T. Preston

John T. Preston, Director

Date	August 16, 2007	/s/ James H. Thrall

James H. Thrall, Director

Date	August 16, 2007	/s/ George P. Ward

George P. Ward, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  E-Z-EM, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of E-Z-EM, Inc. and Subsidiaries (the “Company”) as of June 2, 2007 and June 3, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended June 2, 2007, the fifty-three weeks ended June 3, 2006, and the fifty two weeks ended May 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Z-EM, Inc. and Subsidiaries as of June 2, 2007 and June 3, 2006, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended June 2, 2007, the fifty-three weeks ended June 3, 2006, and the fifty two weeks ended May 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A of the notes to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments on June 4, 2006.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. For each of the fifty-two weeks ended June 2, 2007, the fifty-three weeks ended June 3, 2006, and the fifty two weeks ended May 28, 2005, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of E-Z-EM, Inc. and Subsidiaries’ internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 7, 2007 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
August 7, 2007

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 2, 2007	June 3, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,037	$6,749
Debt and equity securities, at fair value	36,163	33,446
Accounts receivable, principally trade, net of allowance for doubtful accounts of $928 in 2007 and $888 in 2006	23,460	20,680
Inventories, net	29,799	27,028
Refundable income taxes	981	2,040
Other current assets	5,788	5,012
Current assets of discontinued operation		426

Total current assets	104,228	95,381

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	16,863	12,445

INTANGIBLE ASSETS, less accumulated amortization of $1,591 in 2007 and $848 in 2006	3,380	4,123

DEBT AND EQUITY SECURITIES, at fair value	1,196	1,088

CASH SURRENDER VALUE OF LIFE INSURANCE	6,471	6,335

OTHER ASSETS	2,804	3,815

NONCURRENT ASSETS OF DISCONTINUED OPERATION		605

Total assets	$134,942	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 2, 2007	June 3, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt		$31
Accounts payable	$7,574	5,702
Accrued liabilities	8,435	12,123
Accrued income taxes	1,175	47
Current liabilities of discontinued operation		417

Total current liabilities	17,184	18,320

OTHER NONCURRENT LIABILITIES	3,721	3,630

Total liabilities	20,905	21,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 10,976,549 shares in 2007 and 10,862,899 shares in 2006 (excluding 89,205 shares held in treasury in 2007 and 2006)	1,098	1,086
Additional paid-in capital	31,779	30,071
Retained earnings	72,806	64,263
Accumulated other comprehensive income	8,354	6,422

Total stockholders’ equity	114,037	101,842

Total liabilities and stockholders’ equity	$134,942	$123,792

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Fifty-two weeks ended June 2, 2007	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended May 28, 2005

Net sales	$137,840	$137,083	$111,700
Cost of goods sold	76,646	77,976	64,360

Gross profit	61,194	59,107	47,340

Operating expenses
Selling, general and administrative	44,259	43,105	35,282
Plant closings and operational restructuring costs		105	2,917
Gain on sale of real property		(1,205)
Research and development	5,671	5,979	5,493

Total operating expenses	49,930	47,984	43,692

Operating profit	11,264	11,123	3,648

Other income (expense)
Interest income	1,424	831	365
Interest expense	(325)	(434)	(326)
Foreign currency exchange losses	(38)	(487)	(2)
Other, net	229	429	3,003

Earnings from continuing operations before income taxes	12,554	11,462	6,688

Income tax provision	3,992	3,407	840

Earnings from continuing operations	8,562	8,055	5,848

Earnings (loss) from discontinued operations, net of income tax provision (benefit) of ($28), ($2,471) and $1,114 in 2007, 2006 and 2005	(19)	1,711	1,088

NET EARNINGS	$8,543	$9,766	$6,936

Basic earnings (loss) per common share From continuing operations	$.78	$.74	$.54
From discontinued operations, net of income tax provision (benefit)		.16	.10

From total operations	$.78	$.90	$.64

Diluted earnings (loss) per common share From continuing operations	$.77	$.73	$.53
From discontinued operations, net of income tax provision (benefit)		.15	.10

From total operations	$.77	$.88	$.63

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-two weeks ended June 2, 2007, fifty-three weeks ended
June 3, 2006 and fifty-two weeks ended May 28, 2005
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income (loss)
	Common stock

	Shares	Amount

Balance at May 29, 2004	10,698,216	$1,070	$ 38,445	$70,638	$1,622	$111,775

Exercise of stock options, net of 6,143 shares tendered to satisfy withholding taxes	120,789	12	372			384
Income tax benefits on stock options exercised			1,358			1,358
Compensation related to stock option plans, net of income tax benefit			435			435
Issuance of stock	8,767	1	107			108
Proceeds from subsidiary’s initial public offering, net of financing costs and minority interest			1,442			1,442
Net earnings				6,936		6,936	$6,936
Cash dividend ($.30 per common share)				(3,220)		(3,220)
Net book value of discontinued operation at date of spin-off			(13,681)	(19,857)	173	(33,365)
Unrealized holding gain on debt and equity securities
Arising during the year					1,148	1,148	1,148
Reclassification adjustment for gains included in net earnings					(3,270)	(3,270)	(3,270)
Decrease in fair market value on interest rate swap through date of spin-off of discontinued operation					(55)	(55)	(55)
Foreign currency translation adjustments					2,044	2,044	2,044

Comprehensive income							$6,803

Balance at May 28, 2005	10,827,772	1,083	28,478	54,497	1,662	85,720

Exercise of stock options	27,127	3	182			185
Income tax benefits on stock options exercised			1,228			1,228
Compensation related to stock option plans, net of income tax benefit			54			54
Issuance of stock	8,000		129			129
Net earnings				9,766		9,766	$9,766
Unrealized holding gain on debt and equity securities					215	215	215
Foreign currency translation adjustments					4,545	4,545	4,545

Comprehensive income							$14,526

Balance at June 3, 2006	10,862,899	1,086	30,071	64,263	6,422	101,842

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(continued)

Fifty-two weeks ended June 2, 2007, fifty-three weeks ended
June 3, 2006 and fifty-two weeks ended May 28, 2005
(in thousands, except share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income (loss)
	Common stock

	Shares	Amount

Balance at June 3, 2006	10,862,899	$1,086	$30,071	$64,263	$6,422	$101,842

Exercise of stock options	105,900	11	1,154			1,165
Income tax benefits on stock options exercised			389			389
Compensation related to stock option plans, net of income tax benefit			32			32
Issuance of stock	7,750	1	133			134
Net earnings				8,543		8,543	$8,543
Unrealized holding gain on debt and equity securities					90	90	90
Foreign currency translation adjustments					1,842	1,842	1,842

Comprehensive income							$10,475

Balance at June 2, 2007	10,976,549	$1,098	$31,779	$72,806	$8,354	$114,037

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two weeks ended June 2, 2007	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended May 28, 2005

Cash flows from operating activities:
Net earnings	$8,543	$9,766	$6,936
(Earnings) loss from discontinued operations, net of tax	19	(1,711)	(1,088)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,442	3,657	3,139
Impairment of long-lived assets			500
Gain on sale of investments		(100)	(3,270)
Provision for doubtful accounts	83	78	110
(Gain) loss on sale of assets	10	(1,157)	68
Tax benefit on exercise of stock options		1,228	1,358
Deferred income tax provision (benefit)	616	(159)	(325)
Stock option compensation cost	50	86	427
Stock compensation cost	134	126	98
Changes in operating assets and liabilities, net of businesses divested
Accounts receivable	(2,649)	(3,523)	(1,243)
Inventories	(1,955)	(4,356)	(3,906)
Other current assets	162	360	(270)
Other assets	125	(311)	(456)
Accounts payable	1,776	656	1,320
Accrued liabilities	(3,784)	993	2,155
Accrued income taxes	1,115	(149)	24
Other noncurrent liabilities	68	179	183
Net cash provided by (used in) operating activities of discontinued operations	(502)	(193)	403

Net cash provided by operating activities	7,253	5,470	6,163

Cash flows from investing activities:
Additions to property, plant and equipment	(6,680)	(1,742)	(4,154)
Proceeds from sale of assets	1	4,774	408
Purchase of intangible assets			(3,094)
Proceeds from sale of investments		100	600
Investments at cost			(100)
Available-for-sale securities
Purchases	(348,795)	(212,986)	(65,295)
Proceeds from sale	346,078	197,959	62,670
Net cash provided by (used in) investing activities of discontinued operations	1,068	(7)	(11,150)

Net cash used in investing activities	(8,328)	(11,902)	(20,115)

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 (in thousands)

	Fifty-two weeks ended June 2, 2007	Fifty-three weeks ended June 3, 2006	Fifty-two weeks ended May 28, 2005

Cash flows from financing activities:
Repayments of debt	$(31)	$(58)	$(84)
Proceeds from repayment of debt by discontinued operation			3,000
Dividends paid			(3,220)
Proceeds from exercise of stock options	1,165	185	384
Tax benefit on exercise of stock options	389
Proceeds from issuance of stock in connection with the stock purchase plan		3	10
Cash distributed with discontinued operation			(8,453)
Net cash provided by (used in) financing activities of discontinued operations	70	(431)	18,943

Net cash provided by (used in) financing activities	1,593	(301)	10,580

Effect of exchange rate changes on cash and cash equivalents	770	3,359	1,373

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,288	(3,374)	(1,999)

Cash and cash equivalents
Beginning of year	6,749	10,123	12,122

End of year	$8,037	$6,749	$10,123

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$299	$353	$95

Income taxes (net of refunds of $1,460 in 2007 and $2 in 2006)	$966	$1,798	$2,283

Supplemental disclosure of non-cash financing activities:
Purchase of intangible assets			$1,877

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America, and have been applied consistently in all material respects.

Nature of Business

E-Z-EM, Inc. and its subsidiaries (“the Company” or “E-Z-EM”) is a leading provider of medical devices and contrast products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the gastrointestinal (“GI”) tract. Products are used for computed tomography (CT) and magnetic resonance (MR) imaging, colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also the exclusive worldwide manufacturer and marketer of its RSDL skin decontaminant (“RSDL”) product for military services and first-responder organizations. RSDL is a patented, broad-spectrum liquid chemical warfare agent decontaminant that neutralizes or removes chemical agents from skin on contact, leaving a non-toxic residue that can be rinsed off with water. The Company also leverages its capacities in manufacturing, automation and quality control by providing contract manufacturing to third-parties.

Basis of Consolidation

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries, as well as the accounts of AngioDynamics through its spin-off on October 30, 2004. As a result of the spin-off, AngioDynamics is reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B). Toho Kagaku Kenkyusho Co., Ltd., the Company’s wholly owned Japanese subsidiary, is also reported separately as a discontinued operation for all periods presented within the consolidated financial statements (see Note B). All significant intercompany balances and transactions have been eliminated.

Operations outside the United States are included in the consolidated financial statements and consist of: a subsidiary operating a mining and chemical processing operation in Nova Scotia, Canada and a manufacturing and marketing facility in Montreal, Canada; a subsidiary located in the United Kingdom promoting and distributing products; and a subsidiary located in Holland promoting and distributing products.

Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal year 2007 ended on June 2, 2007, for a reporting period of fifty-two weeks. Fiscal year 2006 ended on June 3, 2006, for a reporting period of fifty-three weeks. Fiscal year 2005 ended on May 28, 2005, for a reporting period of fifty-two weeks.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Included in cash equivalents are Eurodollar investments of $3,100,000 and $750,000 at June 2, 2007 and June 3, 2006, respectively. The carrying amount of these financial instruments reasonably approximates fair value because of their short maturity. Foreign-denominated cash and cash equivalents aggregated $4,139,000 and $4,113,000 at June 2, 2007 and June 3, 2006, respectively.

As of June 2, 2007 and June 3, 2006, approximately $7,582,000 and $6,306,000, respectively, of cash held by financial institutions in the United States and other countries exceeded Federal Deposit Insurance Corporation and other government agencies insured amounts.

Debt and Equity Securities

Debt and equity securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations and adjusts credit limits based upon payment histories and the customers’ current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	June 2, 2007	June 3, 2006

	(in thousands)

Beginning balance	$888	$837
Provision for doubtful accounts	83	78
Write-offs	(43)	(27)

Ending balance	$928	$888

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are valued at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, the Company reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. At June 2, 2007 and June 3, 2006, reserve for excess and obsolete inventory was $1,243,000 and $2,053,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. Depreciation expense was $2,699,000, $2,913,000 and $2,903,000 for 2007, 2006 and 2005, respectively.

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

Intangible assets, which consist primarily of licenses, customer relationships, technology, trademarks and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately six and one half to ten years. The remaining weighted average amortization period for intangible assets was 4.68 and 5.66 years at June 2, 2007 and June 3, 2006, respectively. Amortization of intangible assets was $743,000, $744,000 and $237,000 for 2007, 2006 and 2005, respectively. Estimated amortization expense related to these intangibles for the succeeding five years is as follows:

	(in thousands	)

2008	$744
2009	$744
2010	$744
2011	$743
2012	$293
Thereafter	$112

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by considering current operating results and comparing the carrying values to the anticipated undiscounted future cash flows of the related assets.

Revenue Recognition

The Company recognizes revenue on the date the product is shipped or when the product is delivered, depending on when title passes to the customer. Shipping and credit terms are negotiated on a customer-by-customer basis. Products are shipped primarily to distributors at agreed-upon list prices. The distributor then resells the products primarily to hospitals and, depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for rebates based on historical information for all rebates that have not yet been submitted to the Company by the distributors. The rebate allowance is reported as a component of accounts receivable in the accompanying balance sheets.

Changes in the Company’s rebate allowance are as follows:

	June 2, 2007	June 3, 2006

	(in thousands)

Beginning balance	$1,866	$1,397
Provision for rebates	26,858	25,855
Rebate credits issued	(26,642)	(25,386)

Ending balance	$2,082	$1,866

All product returns must be pre-approved by the Company and may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining on its stated expiration date. Historically, product returns have been minimal.

The Company records revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $1,003,000 and $688,000 at June 2, 2007 and June 3, 2006, respectively, and are reported as a component of accrued liabilities and other noncurrent liabilities in the accompanying balance sheets. Service costs are expensed as incurred.

Research and Development

The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

Advertising

All costs associated with advertising are expensed when incurred. Advertising expense, included in selling, general and administrative expenses, was $918,000, $1,184,000 and $674,000 in 2007, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the tax rate change is enacted.

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

Stock-Based Compensation

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled on or after June 4, 2006. The provisions of SFAS No. 123(R) do not apply to any stock options outstanding as of June 4, 2006, since all such options were fully vested.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognized pre-tax share-based compensation expense of $1,000 in 2007 for awards to members of the Board of Directors. The Company also recognized pre-tax share-based compensation expense of $49,000 ($31,000 after tax effects), $86,000 ($54,000 after tax effects) and $453,000 ($435,000 after tax effects) in 2007, 2006 and 2005, respectively, under its plans and certain AngioDynamics plans for options granted in prior years to consultants and a former director serving as a consultant. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings. The Company recognizes share-based compensation costs on a straight-line basis over the service period. At June 2, 2007, there was $312,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company’s stock-based compensation plans, which will be recognized over a weighted-average remaining life of approximately one year.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under its stock-based compensation plans to employees and to members of the Board of Directors:

	2006	2005

	(in thousands, except per share data)

Net earnings, as reported	$9,766	$6,936
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income tax effects (see Note P)	(2,393)	(2,808)

Pro forma net earnings	$7,373	$4,128

Earnings per common share
Basic - as reported	$.90	$.64
Basic - pro forma	.68	.38

Diluted – as reported	$.88	$.63
Diluted – pro forma	.66	.38

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

The following table sets forth the reconciliation of the weighted average number of common shares:

	2007	2006	2005

	(in thousands)

Basic	10,925	10,849	10,762
Effect of dilutive securities (stock options)	206	257	189

Diluted	11,131	11,106	10,951

Excluded from the calculation of earnings per common share, are options to purchase 228,750 shares of common stock at an exercise price of $17.49 per share for 2007 and options to purchase 193,750 shares of common stock at an exercise price of $17.49 per share for 2006, as their inclusion would be anti-dilutive. No options were excluded from the calculation of earnings per common share for 2005.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

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

Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable, approximates carrying value due to the immediate or short-term maturity of these items. Debt and equity securities are reported at their fair values based on market quotes.

Effects of Recently Issued Accounting Pronouncements

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facility. To date, the adoption of SFAS No. 151 has had no impact on the Company’s financial condition or results of operations.

Effective June 4, 2006, the Company adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. To date, the adoption of SFAS No. 154 has had no impact on the Company’s financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of the adoption of FIN 48 on its financial condition and results of operations.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company applied SAB No. 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 2, 2007 and did not record any adjustments.

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

NOTE B – DISCONTINUED OPERATIONS

Toho Kagaku Kenkyusho Co., Ltd.

In fiscal 2007, the Company completed the wind-down of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), a wholly owned Japanese subsidiary. The Company decided to close Toho and exit this market because it was unable to generate sufficient income from operations and grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that current inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE B – DISCONTINUED OPERATIONS (continued)

As a result of this plan, foreign currency translation gains (losses) of ($35,000) and $183,000 included in accumulated other comprehensive income have been charged to results of operations for 2007 and 2006, respectively, in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. In December 2006, the Company completed the wind-down by selling the land and building comprising its Toho facility for $1,101,000 and recognized a gain on the sale of $281,000. The decision to close the Toho operations resulted in a deduction for U.S. Federal income tax purposes approximating $7,383,000. During 2007 and 2006, the Company recorded Federal tax benefits of $29,000 and $2,481,000, respectively, relating to this tax deduction. For all periods presented, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.” Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operation.

Changes in project costs, primarily severance and the above-mentioned impairment, are as follows:

	2007	2006

	(in thousands)

Beginning balance	$333
Recorded	217	$333
Paid	(550)

Ending balance	$—	$333

Summarized results of operations for Toho as reported in earnings (loss) from discontinued operations in the accompanying consolidated statements of earnings are as follows:

	2007	2006	2005

	(in thousands)

Net sales
From unaffiliated customers	$81	$1,286	$1,375

Total net sales	$81	$1,286	$1,375

Loss before income taxes	$(47)	$(760)	$(129)
Income tax provision (benefit)	(28)	(2,471)	11

Earnings (loss) from discontinued operation	$(19)	$1,711	$(140)

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE B – DISCONTINUED OPERATIONS (continued)

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

AngioDynamics, Inc.

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

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE B – DISCONTINUED OPERATIONS (continued)

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

Summarized results of operations for AngioDynamics, including minority interest, as reported in earnings from discontinued operations in the accompanying consolidated statements of earnings are as follows:

2005

(in thousands)

Net sales
From unaffiliated customers	$22,342
From affiliates	420

Total net sales	$22,762

Earnings before income taxes	$2,628
Income tax provision	1,103

Earnings before minority interest	1,525
Minority interest	297

Earnings from discontinued operation	$1,228

For 2005, the results of operations for AngioDynamics represented twenty-two weeks’ activity.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE C - COMPREHENSIVE INCOME

          The components of comprehensive income, net of related tax, are as follows:

	2007	2006	2005

	(in thousands)

Net earnings	$8,543	$9,766	$6,936
Unrealized holding gain on debt and equity securities:
Arising during the year, net of income tax provision of $18, $127 and $124 in 2007, 2006 and 2005, respectively	90	215	1,148
Reclassification adjustment for gains included in net earnings (see Note G)			(3,270)
Decrease in fair market value on interest rate swap:
Arising during the year, net of income tax benefit of $32 in 2005			(55)
Foreign currency translation adjustments:
Arising during the year	1,842	4,545	2,044

Comprehensive income	$10,475	$14,526	$6,803

          The components of accumulated other comprehensive income, net of related tax, are as follows:

	June 2, 2007	June 3, 2006

	(in thousands)

Unrealized holding gain on debt and equity securities, net of income tax liability of $326 and $308 at June 2, 2007 and June 3, 2006, respectively	$613	$523
Cumulative translation adjustments	7,741	5,899

Accumulated other comprehensive income	$8,354	$6,422

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE D – ASSET PURCHASE

On January 16, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with o’Dell Engineering Ltd. and Philip O’Dell, the sole shareholder and officer of O’Dell Engineering.

Under the Agreement, the Company agreed to purchase all of O’Dell Engineering’s assets related to its RSDL skin decontaminant (“RSDL”) business and technology. These assets included all licenses, intellectual property, customer orders, contracts and all other assets and properties relating to O’Dell Engineering’s RSDL business and technology (collectively, the “RSDL Assets”).

The purchase price for the RSDL Assets was (i) $5.0 million, of which $500,000 was paid upon signing the Agreement, $2.5 million was paid at closing on April 7, 2005, and the balance of which was paid in three installments over the two years following the closing and (ii) royalty payments, not to exceed $8.0 million in total, on sales of RSDL products over the seven years following the closing. The net present value of the guaranteed payments totaled $4,877,000 and, together with transaction costs of $94,000, was allocated, based on the relative fair values of license agreements of $4,577,000 and customer relationships of $394,000, and reported in intangible assets in the accompanying balance sheet.

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

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE E – PLANT CLOSING AND OPERATIONAL RESTRUCTURING

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

Changes in project costs are as follows:

June 3, 2006

(in thousands)

Beginning balance	$598
Recorded	105
Paid	(703)

Ending balance	$—

NOTE F - ASSET IMPAIRMENT CHARGE

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company recorded an impairment charge in the fourth quarter of 2005, with no associated tax benefit, of $500,000, relating to its investment in 3CPM Company, Inc. (“3CPM”), as it was determined that the fair value of such investment was zero, with no future cash flows anticipated due to 3CPM’s inability to generate income from operations or raise additional capital. 3CPM is a Delaware corporation, based in Towson, Maryland, that develops non-invasive GI diagnostic equipment. The Company’s investment in 3CPM was accounted for at cost. For 2005, the impairment charge is included in the consolidated statement of earnings under the caption “Other, net.”

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE G - DEBT AND EQUITY SECURITIES

          Debt and equity securities at June 2, 2007 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$18,400	$18,400
Due after 20 years	17,575	17,575
Other	188	188

	$36,163	$36,163

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,196	$939

	$257	$1,196	$939

          Debt and equity securities at June 3, 2006 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE G - DEBT AND EQUITY SECURITIES (continued)

During 2005, the Company sold 400,000 shares of its investment in Cedara Software Corporation, resulting in a gain of $3,270,000, which is included in the consolidated statement of earnings under the caption “Other, net.”

NOTE H - INVENTORIES

Inventories consist of the following:

	June 2, 2007	June 3, 2006

	(in thousands)

Finished goods	$15,016	$12,140
Work in process	247	604
Raw materials	14,536	14,284

	$29,799	$27,028

NOTE I - PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	June 2, 2007	June 3, 2006

		(in thousands)

Building and building improvements	7 to 30 years	$9,070	$7,495
Machinery and equipment	3 to 10 years	34,176	33,667
Leasehold improvements	Shorter of lease term or useful life	1,478	1,398

		44,724	42,560
Less accumulated depreciation and amortization		28,574	30,802

		16,150	11,758
Land		713	687

		$16,863	$12,445

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE J - INCOME TAXES

Income tax expense analyzed by category and by income statement classification is summarized as follows:

	2007	2006	2005

	(in thousands)

Current
Federal	$1,885	$2,283	$291
State and local	61	76	55
Foreign	1,430	1,207	819

Subtotal	3,376	3,566	1,165

Deferred	616	(159)	(325)

Total	$3,992	$3,407	$840

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	June 2, 2007	June 3, 2006

	(in thousands)

Deferred tax assets
Tax operating loss carryforwards		$1,270
Capital loss carryforwards	$385	332
Tax credit carryforwards	20	20
Alternative minimum tax credit carryforward	4	4
Expenses incurred not currently deductible	1,524	1,271
Deferred compensation costs	955	1,014
Inventories	94	113
Write-down of investments	174	185
Other	368	289

Gross deferred tax asset	3,524	4,498

Deferred tax liabilities
Excess tax over book depreciation	793	910
Unrealized investment gains	326	307
Other	89	85

Gross deferred tax liability	1,208	1,302

Valuation allowance	(360)	(591)

Net deferred tax asset	$1,956	$2,605

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE J - INCOME TAXES (continued)

If not utilized, the tax credit carryforwards of $20,000 will expire in 2013. Capital loss carryforwards of $219,000 will expire in 2011 and capital loss carryforwards of $166,000 do not expire.

At June 2, 2007, undistributed earnings of certain foreign subsidiaries aggregated $30,552,000 that will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits against a U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1,476,000. The Company has not provided taxes on the undistributed earnings of its wholly owned foreign subsidiaries, because the extent of taxes paid to certain foreign governments would be deemed to approximate the estimated U.S. taxes, and may be used as credits against such U.S. taxes. In addition, the Company has no present plans to distribute earnings from any of its foreign subsidiaries.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	June 2, 2007	June 3, 2006

	(in thousands)

Current - Other current assets	$1,354	$1,209
Noncurrent - Other assets	1,329	2,100
Noncurrent - Other noncurrent liabilities	(727)	(704)

Net deferred tax asset	$1,956	$2,605

Earnings from continuing operations before income taxes for U.S. and international operations consist of the following:

	2007	2006	2005

	(in thousands)

U.S.	$7,912	$7,452	$549
International	4,642	4,010	6,139

	$12,554	$11,462	$6,688

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE J - INCOME TAXES (continued)

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s earnings from continuing operations before income taxes for the following reasons:

	2007	2006	2005

	(in thousands)

Income tax provision	$3,992	$3,407	$840
Effect of:
State income taxes, net of Federal tax benefit	(41)	(53)	(34)
Research and development tax credit	65	34	47
Dividend repatriation		(87)
Tax-exempt portion of investment income	381	214	95
Change in valuation allowance		456	1,447
Nontaxable income	114	134	108
Nondeductible expenses	(276)	(233)	(309)
Other	33	25	80

Income tax provision at statutory tax rate of 34%	$4,268	$3,897	$2,274

For 2007, the Company’s effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For 2006, the Company’s effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to the reversal of a valuation allowance of $456,000 for a previously impaired, non-core equity security, since, at that time, it was more likely than not that such benefit would be realized. For 2005, the Company’s effective tax rate of 13% differed from the Federal statutory tax rate of 34% due primarily to the reversal of valuation allowances for a previously impaired, non-core equity security sold in 2005 and losses of a U.S. subsidiary which operated in Puerto Rico, partially offset by non-deductible expenses, including stock option compensation costs of $377,000.

The U.S. Federal income tax returns of the Company through May 31, 2003 are closed by Internal Revenue Code regulations. The Federal income tax returns filed by the Company’s Canadian and Netherland subsidiaries in their local tax jurisdictions through May 31, 2003 are closed by local statutes. The U.K. Federal income tax returns filed by the Company’s U.K. subsidiary through May 31, 2005 are closed by local statutes.

NOTE K – LINE OF CREDIT

The Company’s Canadian subsidiary has a $1,885,000 (Canadian $2,000,000) bank line of credit, which is collateralized by accounts receivable and inventory and expires on October 31, 2007.

During 2006 and 2005, the weighted average interest rates on short-term debt were 4.73% and 4.80%, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE L - ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

Accrued liabilities consist of the following:

	June 2, 2007	June 3, 2006

	(in thousands)

Payroll and related expenses	$5,959	$7,634
Liability for assets acquired (see Note D)		669
Other	2,476	3,820

	$8,435	$12,123

Other noncurrent liabilities consist of the following:

	June 2, 2007	June 3, 2006

	(in thousands)

Deferred compensation	$2,662	$2,738
Deferred taxes	727	704
Other	332	188

	$3,721	$3,630

NOTE M - RETIREMENT PLANS

E-Z-EM provides pension benefits through a Profit-Sharing Plan, under which E-Z-EM makes discretionary contributions to eligible employees, and a companion 401(k) Plan, under which eligible employees can defer a portion of their annual compensation, part of which is matched by E-Z-EM. This plan covers all E-Z-EM employees not otherwise covered by collective bargaining agreements. In 2007, 2006 and 2005, profit-sharing contributions were $506,000, $473,000 and $466,000, respectively, and 401(k) matching contributions were $319,000, $297,000 and $294,000, respectively. E-Z-EM also contributed $15,000, $14,000 and $29,000 in 2007, 2006 and 2005, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by E-Z-EM and contributions are determined in accordance with provisions of negotiated labor contracts.

E-Z-EM Canada Inc., a wholly owned subsidiary of the Company, also provides pension benefits to eligible employees through two Defined Contribution Plans. In 2007, 2006 and 2005, contributions were $258,000, $251,000 and $180,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is committed under non-cancelable operating leases for facilities, automobiles and equipment. For 2007, 2006 and 2005, aggregate rental costs under all operating leases were approximately $2,449,000, $2,428,000 and $1,766,000, respectively. Future annual operating lease payments in the aggregate, which include escalation clauses and real estate taxes, with initial remaining terms of more than one year at June 2, 2007, are summarized as follows:

(in thousands)
2008	$1,977
2009	1,844
2010	1,841
2011	375
2012	160
Thereafter	666

$6,863

Purchase Commitments

Purchase commitments for open purchase orders at June 2, 2007 for which goods and services had not been received were approximately $4,484,000.

Employment Contract

The Company has an employment contract with its president and chief executive officer that is cancelable at any time, but provides for severance pay of two years’ base salary in the event such executive is terminated by the Company without cause, as defined in the contract. Unless cancelled earlier, the contract will terminate on May 31, 2010. Aggregate minimum compensation commitments under this contract at June 2, 2007, and relating to fiscal 2008, are $720,000.

Litigation Matters

On June 20, 2007, an action was filed against the Company entitled Tyco Healthcare Group LP, Mallinckrodt Inc. and Liebel-Flarsheim Company vs. E-Z-EM, Inc. Case no. 2-07CV-262 in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that the Company has infringed and is continuing to infringe on U.S. patent no. 5,868,710 (the “710 patent”) by making, using, offering to sell, selling and/or importing certain injector systems, including but not limited to its Empower CT® and Empower CTA® injectors. The complaint alleges the Company’s actions have caused, and will continue to cause, the plaintiffs to suffer substantial damage and irreparable injury. The complaint seeks to prohibit the Company from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. While the Company does not have to respond to the complaint until late August, and the parties have not recommended discovery, the Company believes that it has valid defenses to the infringement claims,

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

including invalidity of certain claims of the 710 patent, and intends to defend the matter vigorously.

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

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Concentration of Credit Risk

The Company’s exposure to credit risk is dependent, to a certain extent, on the healthcare industry. The Company performs ongoing credit evaluations of its customers and does not generally require collateral; however, in certain circumstances, the Company may require letters of credit from its customers.

In November 2005, Merry X-Ray Corporation (“Merry X-Ray”), a significant distributor of the Company’s products in the United States, acquired SourceOne Healthcare Technologies, Inc. (“SourceOne”), the Company’s largest distributor in the United States. In 2007, 2006 and 2005, sales of products to Merry X-Ray, including sales to SourceOne before its acquisition by Merry X-Ray, represented 33%, 36% and 38% of total sales, respectively. Approximately 35% and 39% of accounts receivable pertained to Merry X-Ray at June 2, 2007 and June 3, 2006, respectively. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

In 2007, 2006 and 2005, purchases of finished products from Coeur, Inc. represented 11%, 12% and 13%, respectively, and purchases of finished product from Avail Medical Products, Inc. represented 6%, 10% and 11%, respectively, of total purchases.

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

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE O – COMMON STOCK (continued)

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

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During 2007, no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Cash Dividends

In June 2004, the Company’s Board of Directors declared a cash dividend of $.30 per outstanding share on the Company’s common stock. The dividend, which aggregated $3,220,000, was distributed on July 1, 2004 to shareholders of record as of June 15, 2004. Future dividends are subject to Board of Directors’ review of operations and financial and other conditions then prevailing.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE P – STOCK COMPENSATION PLANS

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to employees, directors and other service providers. A total of 1,708,425 shares (including 700,000 shares authorized in October 2006) of the Company’s common stock are available for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan and the terms and conditions of any other awards made under the 2004 Plan. For all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At June 2, 2007, there were 695,675 shares available for grants of options and other awards under the 2004 Plan.

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

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE P - STOCK COMPENSATION PLANS (continued)

In connection with the completion of the AngioDynamics spin-off on October 30, 2004, all outstanding stock options (“E-Z-EM Pre-spin Options”) were adjusted (the “E-Z-EM Post-spin Options”) and AngioDynamics options (the “AngioDynamics Post-spin Options” and together with the E-Z-EM Post-spin Options, the “Replacement Options”) were issued to holders of the E-Z-EM Pre-spin Options.

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of each Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option that was replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, the option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, are the same as those of the replaced E-Z-EM Pre-spin Option, except that (1) in some cases, the exercise period of the AngioDynamics Post-spin Option is shorter than the exercise period of the E-Z-EM Pre-spin Option and (2) option holders who are employed by one company are permitted to exercise options to acquire shares in the other company as if such holder was an employee of such other company.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions for all plans:

	2007	2006	2005

Expected life (years)	5.9	5.0	5.0
Expected volatility	50.60%	48.90%	49.48%
Risk-free interest rate	4.86%	4.25%	3.47%
Dividend yield	None	None	None

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company has not recently paid any dividends and does not expect to in the foreseeable future. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE P – STOCK COMPENSATION PLANS (continued)

at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

The following is a summary of the stock option activity during 2007, 2006 and 2005:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

2007
Outstanding at beginning of period	1,358	$12.23	7.65
Granted	35	$16.69	10.00
Exercised	(106)	$11.00	6.40
Forfeited	(8)	$11.88	7.12

Outstanding at end of period	1,279	$12.45	6.80	$5,422

Vested or expected to vest at end of period	1,244	$12.33	6.72	$5,421

Exercisable at end of period	1,244	$12.33	6.72	$5,421

2006
Outstanding at beginning of period	960	$10.32	7.58
Granted	442	$15.90	10.00
Exercised	(27)	$6.81	3.53
Forfeited	(6)	$14.27	9.09
Expired	(11)	$5.37	0.00

Outstanding at end of period	1,358	$12.23	7.65	$4,812

Vested or expected to vest at end of period	1,358	$12.23	7.65	$4,812

Exercisable at end of period	1,358	$12.23	7.65	$4,812

2005
Outstanding at beginning of period	593	$7.31	4.62
Granted	568	$14.01	10.00
Exercised	(127)	$3.80	1.20
Forfeited	(1)	$12.02	9.16
Expired	(26)	$4.22	0.00
Spin-off adjustment	(47)		5.00

Outstanding at end of period	960	$10.32	7.58	$4,227

Vested or expected to vest at end of period	906	$10.21	7.49	$4,083

Exercisable at end of period	906	$10.21	7.49	$4,083

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE P – STOCK COMPENSATION PLANS (continued)

The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $8.99, $7.62 and $6.59 per share, respectively. The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $592,000, $276,000 and $1,433,000, respectively.

The Company received cash of $1,165,000, $185,000 and $384,000 from stock options exercised during 2007, 2006 and 2005, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits from the exercise of stock options of $389,000, $1,228,000 and $1,358,000 during 2007, 2006 and 2005, respectively.

On January 17, 2005, the Company’s Board of Directors accelerated the vesting of the outstanding unvested stock options awarded to the officers, directors and employees under the 2004 Plan, all of which had an exercise price greater than the price of the common stock on January 14, 2005. As a result of the acceleration, options to acquire 372,000 shares of common stock (representing approximately 38.6% of the total then-outstanding options under all of the Company’s compensation plans), which otherwise would have vested from time to time in one-third increments in 2005, 2006 and 2007, became immediately exercisable. The Board’s decision to accelerate the vesting of these options was in response to the issuance by the FASB of SFAS No. 123 (R), “Share-Based Payment.” By accelerating the vesting of these options, the Company avoided recognizing any compensation expense in future periods associated with these options. The pro forma charge relating to the accelerated options was $2,260,000 for 2005.

Effective October 26, 2004, the Company extended the exercise period of expiring stock options of a former director who currently provides the Company with consulting services. During 2007, 2006 and 2005, the Company recorded compensation charges of $49,000, $86,000 and $427,000, respectively, in connection with this extension.

During 2007, 2006 and 2005, the Company issued 7,750, 7,750 and 8,000 shares, respectively, of common stock to members of its Board of Directors and, as a result, recognized share-based compensation expense of $134,000, $126,000 and $98,000 in 2007, 2006 and 2005, respectively. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE P – STOCK COMPENSATION PLANS (continued)

In 1985, the Company adopted an Employee Stock Purchase Plan (the “Employee Plan”). The Employee Plan provides for the purchase by employees of the Company’s common stock at a discounted price of 85% of the market value of the shares on the date of purchase. A total of 150,000 shares of the Company’s common stock may be purchased under the Employee Plan. The Board of Directors in its discretion may terminate the Employee Plan at any time. Unless sooner terminated, the Employee Plan shall terminate at the time that all of the shares of common stock available for offer under the plan have been sold under the plan. During 2007, no shares were purchased by employees under this plan. During 2006 and 2005, employees purchased 250 and 767 shares, respectively. Total proceeds received by the Company approximated $3,000 and $10,000 during 2006 and 2005, respectively.

NOTE Q - RELATED PARTIES

The Company has split dollar life insurance arrangements with Linda B. Stern and Betty K. Meyers, which were entered into in May 1998. Linda Stern is a principal shareholder of the Company and the widow of Howard S. Stern, a co-founder of the Company. Betty Meyers is a shareholder of the Company and the widow of Phillip H. Meyers, a co-founder of the Company. She is also the mother of David P. Meyers, a director and a significant shareholder of the Company. The Betty Meyers policy is owned by the Betty Meyers Life Insurance Trust, the beneficiaries of which include David P. Meyers. Through fiscal 2002, the Company paid approximately $100,000 annually toward the cost of each life insurance policy. Because of the uncertainty of the treatment of split dollar life insurance policies under the Sarbanes-Oxley Act of 2002, beginning in fiscal year 2003, the Company stopped making payments toward the cost of such policies and does not anticipate making any payments in the future.

The Company has paid an aggregate of $500,000 in premiums for each policy, the proceeds of which, under collateral assignment agreements, will be first used to repay all payments made by the Company for that policy. Additionally, beneficiaries of the policies may not borrow against the amount paid by the Company. Linda Stern and Betty Meyers have agreed to repay to the Company any shortfall between the cash surrender value of their respective policy and the aggregate amount of premiums paid by the Company.

At June 2, 2007 and June 3, 2006, the cash surrender value of such policies aggregated $1,964,000 and $1,756,000, respectively. At June 2, 2007 and June 3, 2006, advances of $1,000,000 are recorded in the consolidated balance sheets under the caption “Cash Surrender Value of Life Insurance.”

Two former directors provided consulting services to the Company and to the Company’s benefit plans during 2007, 2006 and 2005. Fees for such services were approximately $247,000, $285,000 and $290,000 during 2007, 2006 and 2005, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE R - OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS

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

In the E-Z-EM segment, the Company develops, manufactures and markets medical devices and contrast products used by radiologists, gastroenterologists and speech language pathologists primarily in screening for and diagnosing diseases and disorders of the GI tract. Products in this segment are used for computed tomography (CT) and magnetic resonance (MR) imaging, colorectal cancer screening, evaluation of swallowing disorders (dysphagia), and testing for other diseases and disorders of the GI system. The Company is also the exclusive worldwide manufacturer and marketer of its RSDL skin decontaminant (“RSDL”) product for military services and first-responder organizations. RSDL is a patented, broad-spectrum liquid chemical warfare agent decontaminant that neutralizes or removes chemical agents from skin on contact, leaving a non-toxic residue that can be rinsed off with water. The Company also leverages its capacities in manufacturing, automation and quality control by providing contract manufacturing to third-parties. The entire business is focused in the following general areas: CT imaging, X-ray fluoroscopy, contract manufacturing, virtual colonoscopy, accessory medical devices, healthcare decontaminants and gastroenterology. The Company’s primary business activity is conducted with radiologists, gastroenterologists and speech language pathologists primarily in hospitals throughout the United States and with distributors outside of the United States.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE R - OPERATING SEGMENT AND GEOGRAPHIC AREA OPERATIONS (continued)

Geographic Areas

The following geographic area data includes net sales generated by and long-lived assets employed in operations located in each area:

	2007	2006	2005

	(in thousands)

Net sales
U.S. operations	$111,661	$111,511	$90,436
International operations:
Canada	50,670	55,912	37,253
Other	15,169	12,120	10,633
Eliminations	(39,660)	(42,460)	(26,622)

Total net sales	$137,840	$137,083	$111,700

Long-lived assets
U.S. operations	$8,929	$6,957	$7,764
International operations:
Canada	11,622	9,941	9,752
Other	235	194	244

Total long-lived assets	$20,786	$17,092	$17,760

Net Sales by Major Product Lines

The following table sets forth net sales to external customers by major product lines:

	2007	2006	2005

	(in thousands)

CT Imaging Contrast	$36,106	$36,047	$28,115
CT Injector Systems	28,062	23,088	17,551

Total CT Imaging	64,168	59,135	45,666
X-Ray Fluoroscopy	43,722	43,830	39,295
Contract Manufacturing	9,415	12,561	9,183
Virtual Colonoscopy	5,471	4,140	3,654
Accessory Medical Devices	5,239	5,235	5,328
Gastroenterology	4,361	5,019	4,627
Healthcare Decontaminants	1,290	3,506	956
Other	4,174	3,657	2,991

	$137,840	$137,083	$111,700

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for 2007 and 2006 were as follows:

	2007

	First quarter	Second quarter	Third quarter	Fourth quarter

	(in thousands, except per share data)

Net sales	$33,440	$34,171	$33,558	$36,671
Gross profit	14,591	15,289	14,186	17,128
Earnings from continuing operations	1,783	1,818	2,183	2,778
Earnings (loss) from discontinued operation	(221)	(14)	216
Net earnings	1,562	1,804	2,399	2,778
Basic earnings (loss) per common share
From continuing operations	0.16	0.17	0.20	.25
From discontinued operation, net of income tax provision	(0.02)		0.02
From total operations	0.14	0.17	0.22	.25
Diluted earnings (loss) per common share
From continuing operations	0.16	0.16	0.20	.25
From discontinued operation, net of income tax provision	(0.02)		0.02
From total operations	0.14	0.16	0.22	.25

	2006

	First quarter	Second quarter	Third quarter	Fourth quarter

	(in thousands, except per share data)

Net sales (1)	$34,394	$33,786	$32,096	$36,807
Gross profit (1)	15,682	15,121	12,706	15,598
Earnings from continuing operations	2,543	1,554	2,365	1,593
Earnings (loss) from discontinued operation	10	(29)	1,977	(247)
Net earnings	2,553	1,525	4,342	1,346
Basic earnings per common share
From continuing operations	0.24	0.14	0.22	0.14
From discontinued operation, net of income tax provision			0.18	(0.02)
From total operations	0.24	0.14	0.40	0.12
Diluted earnings per common share (2)
From continuing operations	0.23	0.14	0.21	0.14
From discontinued operation, net of income tax provision			0.18	(0.02)
From total operations	0.23	0.14	0.39	0.12

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2, 2007, June 3, 2006 and May 28, 2005

NOTE S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

(1)	Reclassified to reflect the Japanese discontinued operation described in Note B.

(2)	The sum of the quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

During the fourth quarter of 2006, the Company recorded net sales of $496,000 and pre-tax earnings of $319,000 ($223,000 after-tax or $0.02 per diluted share), relating to an adjustment of sales and related earnings at its subsidiary in the United Kingdom (the “UK Subsidiary”) for the first three quarters of 2006 (the “UK Subsidiary Adjustment”). The UK Subsidiary Adjustment resulted from misconduct by certain local operational and financial management personnel to misrepresent financial results in order to closely align actual operating results with budget. The accounting irregularity was identified in July 2006, by the Company’s independent registered public accounting firm. The Company immediately began an internal investigation and determined that sales and net earnings of the UK Subsidiary were under-reported in the first three quarters of 2006, that the cumulative effect of these adjustments was recorded in the fourth quarter of 2006 (i.e., the UK Subsidiary Adjustment) and that the annual results for 2006 were properly reported. It was also determined that a similar irregularity affected the second and third quarters of 2005. However, the annual results for 2005 were properly reported. All involved personnel were first suspended pending a disciplinary hearing to determine appropriate disciplinary action, and then terminated. The Company believes that all accounting irregularities have been identified, corrective action taken and that the UK Subsidiary Adjustment captures all necessary adjustments required to reflect the proper accounting treatment. After consideration of the qualitative and quantitative factors, the Company determined that the effects of these accounting irregularities were not material to any prior reporting period.

E-Z-EM, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts- describe	Deductions- describe		Balance at end of period

Allowance for doubtful accounts

Fifty-two weeks ended May 28, 2005	$819	$111		$93	(a)	$837

Fifty-three weeks ended June 3, 2006	$837	$78		$27	(a)	$888

Fifty-two weeks ended June 2, 2007	$888	$83		$43	(a)	$928

Rebate allowance

Fifty-two weeks ended May 28, 2005	$1,611	$21,949		$22,163	(b)	$1,397

Fifty-three weeks ended June 3, 2006	$1,397	$25,855		$25,386	(b)	$1,866

Fifty-two weeks ended June 2, 2007	$1,866	$26,858		$26,642	(b)	$2,082

(a)	Amounts written off as uncollectible.

(b)	Represents rebate credits issued.