Form 10-Q
period 2007-09-01
E-Z-EM, Inc.
filed 2007-10-11
CIK 727008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

Yes ☐ No ☒

As of October 5, 2007, there were 10,976,549 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

INDEX
Part I:	Financial Information	Page

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS	September 1, 2007	June 2, 2007

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$7,919	$8,037
Debt and equity securities, at fair value	36,509	36,163
Accounts receivable, principally
trade, net of allowance for doubtful
accounts of $904 and $928 at September 1, 2007
and June 2, 2007, respectively	21,536	23,460
Inventories, net	34,928	29,799
Refundable income taxes	857	981
Other current assets	5,721	5,788

Total current assets	107,470	104,228

PROPERTY, PLANT AND EQUIPMENT - AT COST,
less accumulated depreciation and
amortization of $29,444 and $28,574 at
September 1, 2007 and June 2, 2007,
respectively	17,782	16,863

INTANGIBLE ASSETS, less accumulated
amortization of $1,777 and $1,591 at
September 1, 2007 and June 2, 2007,
respectively	3,194	3,380

DEBT AND EQUITY SECURITIES, at fair value	599	1,196

CASH SURRENDER VALUE OF LIFE INSURANCE	6,605	6,471

OTHER ASSETS	2,914	2,804

Total assets	$138,564	$134,942

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 1, 2007	June 2, 2007

	(unaudited)	(audited)

CURRENT LIABILITIES
Accounts payable	$8,194	$7,574
Accrued liabilities	7,912	8,435
Deferred revenue	3,585
Accrued income taxes	507	1,175

Total current liabilities	20,198	17,184

NONCURRENT LIABILITIES	3,705	3,721

Total liabilities	23,903	20,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per
share - authorized, 1,000,000 shares;
issued, none
Common stock, par value $.10 per share -
authorized, 16,000,000 shares; issued
and outstanding 10,976,549 shares at
September 1, 2007 and June 2, 2007
(excluding 89,205 shares held in
treasury at September 1, 2007 and
June 2, 2007)	1,098	1,098
Additional paid-in capital	31,857	31,779
Retained earnings	73,451	72,806
Accumulated other comprehensive income	8,255	8,354

Total stockholders’ equity	114,661	114,037

Total liabilities and stockholders’ equity	$138,564	$134,942

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) (in thousands, except per share data)

	Thirteen weeks ended

	September 1, 2007	September 2, 2006

Net sales	$32,967	$33,440
Cost of goods sold	18,501	18,849

Gross profit	14,466	14,591

Operating expenses
Selling, general and administrative	12,168	11,141
Research and development	1,935	1,376

Total operating expenses	14,103	12,517

Operating profit	363	2,074

Other income (expense)
Interest income	420	356
Interest expense	(70)	(70)
Foreign currency exchange gains (losses)	(56)	219
Other, net	183	55

Earnings from continuing operations
before income taxes	840	2,634

Income tax provision	195	851

Earnings from continuing operations	645	1,783

Loss from discontinued operation, net of
income tax benefit of $120 in 2006		(221)

NET EARNINGS	$645	$1,562

Basic earnings (loss) per common share
From continuing operations	$0.06	$0.16
From discontinued operation,
net of income tax benefit		(0.02)

From total operations	$0.06	$0.14

Diluted earnings (loss) per common share
From continuing operations	$0.06	$0.16
From discontinued operation,
net of income tax benefit		(0.02)

From total operations	$0.06	$0.14

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirteen weeks ended September 1, 2007 (unaudited) (in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Compre- hensive income

	Shares	Amount

Balance at June 2, 2007	10,976,549	$1,098	$31,779	$72,806	$8,354	$114,037

Compensation related to
stock option plans			78			78
Net earnings				645		645	$645
Unrealized holding loss on debt
and equity securities
Arising during the period					(268)	(268)	(268)
Reclassification adjustment
for gains included in net
earnings					(82)	(82)	(82)
Foreign currency translation
adjustments					251	251	251

Comprehensive income							$546

Balance at September 1, 2007	10,976,549	$1,098	$31,857	$73,451	$8,255	$114,661

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Thirteen weeks ended

	September 1, 2007	September 2, 2006

Cash flows from operating activities:
Net earnings	$645	$1,562
Loss from discontinued operation,
net of tax		221
Adjustments to reconcile net earnings
to net cash provided by (used in)
operating activities
Depreciation and amortization	963	884
Gain on sale of investments	(126)
Provision for (reduction in)doubtful
accounts	(24)	23
Deferred income tax provision	17	288
Stock option compensation cost	78	21
Changes in operating assets and
liabilities, net of business divested
Accounts receivable	1,994	(726)
Inventories	(4,997)	(2,109)
Other current assets	233	1,522
Other assets	(98)	43
Accounts payable	599	(251)
Accrued liabilities	(545)	(2,619)
Deferred revenue	3,579
Accrued income taxes	(675)	157
Other noncurrent liabilities	(20)	(12)
Net cash used in operating activities
of discontinued operation		(208)

Net cash provided by (used in)
operating activities	1,623	(1,204)

Cash flows from investing activities:
Additions to property, plant and
equipment, net	(1,639)	(1,190)
Available-for-sale securities
Purchases	(52,130)	(147,140)
Proceeds from sale	51,971	151,764
Net cash provided by investing activities
of discontinued operation		2

Net cash provided by (used in) investing activities	(1,798)	3,436

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited) (in thousands)

	Thirteen weeks ended

	September 1, 2007	September 2, 2006

Cash flows from financing activities:
Repayments of debt		$(13)
Proceeds from exercise of stock options		50
Tax benefit on exercise of stock options		115
Net cash used in financing activities
of discontinued operation		(105)

Net cash provided by financing
activities	$—	47

Effect of exchange rate changes on
cash and cash equivalents	57	(46)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(118)	2,233

Cash and cash equivalents
Beginning of period	8,037	6,749

End of period	$7,919	$8,982

Supplemental disclosures of cash flow
information:
Cash paid (refunded) during the period for:
Interest	$50	$34

Income taxes (net of refunds of $ 468 and
$1,162 in 2007 and 2006, respectively)	$719	$(858)

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 1, 2007 and September 2, 2006 (unaudited)

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

Basis of Presentation

The consolidated balance sheet as of September 1, 2007, the consolidated statement of stockholders’ equity and comprehensive income for the thirteen weeks ended September 1, 2007, and the consolidated statements of earnings and cash flows for the thirteen weeks ended September 1, 2007 and September 2, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2007 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at September 1, 2007 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 2, 2007, filed by the Company on August 16, 2007. The results of operations for the periods ended September 1, 2007, and September 2, 2006, are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries. Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), the Company’s wholly owned Japanese subsidiary, is reported separately as a discontinued operation for the period ended September 2, 2006 within the consolidated financial statements (see Note B). All significant intercompany balances and transactions have been eliminated.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE B – DISCONTINUED OPERATION

In fiscal 2007, the Company completed the wind-down of Toho. The Company decided to close Toho and exit this market because it was unable to generate sufficient income from operations and grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities.

As a result of this exit, foreign currency translation losses of $33,000 included in accumulated other comprehensive income have been charged to results of operations for the thirteen weeks ended September 2, 2006 in accordance with EITF Issue No. 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. For the period ended September 2, 2006, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

For the thirteen weeks ended September 2, 2006, project costs, primarily severance and the above-mentioned impairment, aggregated $230,000. Changes in project costs are as follows:

September 2, 2006

(in thousands)

Beginning balance	$333
Recorded	230
Paid	(300)

Ending balance	$263

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE B – DISCONTINUED OPERATION (continued)

Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statements of earnings are as follows:

Thirteen weeks ended September 2, 2006

(in thousands)

Net sales
From unaffiliated customers	$194

Total net sales	$194

Loss before income taxes	$(341)
Income tax benefit	(120)

Loss from discontinued operation	$(221)

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

The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled on or after June 4, 2006. The provisions of SFAS No. 123(R) did not apply to any stock options outstanding as of June 4, 2006, since all such options were fully vested.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE C - STOCK-BASED COMPENSATION (continued)

Additionally, in periods prior to June 4, 2006, the Company followed the disclosure-only requirements of SFAS No. 123, which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and directors and provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

For the thirteen weeks ended September 1, 2007, the Company recognized pre-tax share-based compensation expense of $78,000 ($51,000 after tax effects) for awards to members of the Board of Directors granted during the fourth quarter of fiscal 2007. For the thirteen weeks ended September 2, 2006, the Company recognized pre-tax share-based compensation expense of $21,000 ($13,000 after tax effects) for options granted in prior years to a former director serving as a consultant. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings. The Company recognizes share-based compensation costs on a straight-line basis over the service period. At September 1, 2007, there was $234,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company’s stock-based compensation plans, which will be recognized over a weighted-average remaining life of approximately three-quarters of one year.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE C - STOCK-BASED COMPENSATION (continued)

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to employees, directors and other service providers. A total of 1,708,425 shares (including 700,000 shares authorized in October 2006) of the Company’s common stock are available for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan and the terms and conditions of any other awards made under the 2004 Plan. For all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At September 1, 2007, there were 696,175 shares available for grants of options and other awards under the 2004 Plan.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE C - STOCK-BASED COMPENSATION (continued)

1984 Stock Option Plan

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on weighted-average assumptions for all plans for expected life (years), expected volatility, risk-free interest rate, dividend yield and pre-vesting forfeitures. No options were granted during the thirteen weeks ended September 1, 2007 and September 2, 2006.

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company has not recently paid any dividends and does not expect to in the foreseeable future. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE C - STOCK-BASED COMPENSATION (continued)

The following is a summary of the stock option activity during the thirteen weeks ended September 1, 2007:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,279	$12.45	6.80

Outstanding at end of period	1,279	$12.45	6.55	$3,068

Vested or expected to vest at
end of period	1,244	$12.33	6.46	$3,132

Exercisable at end of period	1,244	$12.33	6.46	$3,132

The following is a summary of the stock option activity during the thirteen weeks ended September 2, 2006:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,358	$12.23	7.65
Exercised	(7)	$6.75	5.93
Forfeited	(6)	$14.39	8.50

Outstanding at end of period	1,345	$12.25	7.40	$3,608

Vested or expected to vest at
end of period	1,345	$12.25	7.40	$3,608

Exercisable at end of period	1,345	$12.25	7.40	$3,608

The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during the thirteen weeks ended September 2, 2006 was $51,000.

The Company received cash of $50,000 from stock options exercised during the thirteen weeks ended September 2, 2006. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits from the exercise of stock options during the thirteen weeks ended September 2, 2006 of $115,000.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE D - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended

	September 1, 2007	September 2, 2006

	(in thousands)

Basic	10,977	10,867
Effect of dilutive securities
(stock options)	190	192

Diluted	11,167	11,059

Excluded from the calculation of earnings per common share, are options to purchase 228,750 and 224,750 shares of common stock for the thirteen weeks ended September 1, 2007 and September 2, 2006, respectively, as their inclusion would be anti-dilutive. For the thirteen weeks ended September 1, 2007, the range of exercise prices on the excluded options was $16.69 to $17.49 per share and, for the thirteen weeks ended September 2, 2006, the range of exercise prices on the excluded options was $15.64 to $17.49 per share.

NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 3, 2007. The adoption of FIN 48 has not had a material effect on the Company’s financial condition or results of operations.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE E - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

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

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended

	September 1, 2007	September 2, 2006

	(in thousands)

Net earnings	$645	$1,562
Unrealized holding gain (loss) on debt and
equity securities:
Arising during the period	(268)	100
Reclassification adjustment for gains
included in net earnings	(82)
Foreign currency translation adjustments arising during the period	251	(40)

Comprehensive income	$546	$1,622

The components of accumulated other comprehensive income, net of related tax, are as follows:

	September 1, 2007	June 2, 2007

	(in thousands)

Unrealized holding gain on debt and equity
securities	$263	$613
Cumulative translation adjustments	7,992	7,741

Accumulated other comprehensive income	$8,255	$8,354

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE G - DEBT AND EQUITY SECURITIES

Debt and equity securities at September 1, 2007 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)
Current
Available-for-sale securities
(carried on the balance sheet
at fair value)
Municipal bonds with maturities
Due in one through 10 years	$6,000	$6,000
Due after 10 years and through
20 years	2,965	2,965
Due after 20 years	15,100	15,100
Municipal funds	12,176	12,176
Other	268	268

	$36,509	$36,509

Noncurrent
Available-for-sale securities
(carried on the balance sheet
at fair value)
Equity securities	$196	$599	$403

	$196	$599	$403

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE G - DEBT AND EQUITY SECURITIES (continued)

Debt and equity securities at June 2, 2007 consisted of the following:

	Amortized cost	Fair value	Unrealized holding gain

		(in thousands)

Current
Available-for-sale securities
(carried on the balance sheet
at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$18,400	$18,400
Due after 20 years	17,575	17,575
Other	188	188

	$36,163	$36,163

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,196	$939

	$257	$1,196	$939

NOTE H - INVENTORIES

Inventories consist of the following:

	September 1, 2007	June 2, 2007

	(in thousands)

Finished goods	$15,700	$15,016
Work in process	278	247
Raw materials	18,950	14,536

	$34,928	$29,799

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE I - DEFERRED REVENUE

In March 2007, the Company received its initial order for RSDL, for $5.07 million, from the U.S. Army Space and Missile Command. The U.S. Department of Defense (DoD) inspected and accepted this product in May 2007 and paid for this product in July 2007. At the DoD’s request, the Company is storing RSDL product with a carrying value of approximately $1.2 million and a current sales value of approximately $3.6 million relating to this order at its Canadian facility pending physical delivery. Such amount is included in finished goods inventory. The Company expects to make physical delivery in its second fiscal quarter, at which time it will recognize the revenue from this transaction.

NOTE J - INCOME TAXES

For the thirteen weeks ended September 1, 2007, the Company’s effective tax rate of 23% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the thirteen weeks ended September 2, 2006, the Company’s effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses.

The Company files a Federal income tax return and tax returns in various state jurisdictions. The Company’s subsidiaries also file tax returns in their local jurisdictions of Canada, the United Kingdom and the Netherlands.

The U.S. Federal income tax returns of the Company through May 31, 2003 are closed by Internal Revenue Code regulations. The income tax returns filed by the Company’s Canadian and Netherlands subsidiaries in their local tax jurisdictions through May 31, 2003 are closed by local statutes. The U.K. income tax returns filed by the Company’s U.K. subsidiary through May 31, 2005 are closed by local statutes.

The Company’s New York State tax returns for fiscal years 2003 through 2005 are currently under audit. The Company does not anticipate any material changes to the returns as filed.

The Company accounts for interest and penalties related to income tax matters in income tax provision.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE K – CONTINGENCIES

Litigation Matters

On June 20, 2007, an action was filed against the Company entitled Tyco Healthcare Group LP, Mallinckrodt Inc. and Liebel-Flarsheim Company vs. E-Z-EM, Inc. Case no. 2-07CV-262 in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleged that the Company willfully, deliberately and intentionally infringed and is continuing to infringe on U.S. patent no. 5,868,710 (the “710 patent”) by making, using, offering to sell, selling and/or importing certain injector systems, including but not limited to its Empower CT® and Empower CTA® injectors. The complaint alleged that the Company’s actions have caused, and will continue to cause, the plaintiffs to suffer substantial damage and irreparable injury. The complaint sought to prohibit the Company from continuing to market and sell these products and asked for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest.

On August 30, 2007, the Company filed an answer denying the allegations in the complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. The Company also moved to dismiss Tyco and Mallinckrodt as plaintiffs for lack of standing. The parties entered into a stipulation to remove Tyco as a plaintiff in the action and, on September 19, 2007, the court ordered the dismissal of Tyco with prejudice.

On September 18, 2007, Mallinckrodt and Liebel-Flarsheim filed a first amended complaint that substantially restated the claims alleged in the initial complaint. On October 1, 2007, the Company filed its answer denying the allegations in the first amended complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. The Company believes that it has valid defenses to the infringement claims, including invalidity of certain claims of the 710 patent, and intends to defend the matter vigorously.

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Concentration of Credit Risk

For the thirteen weeks ended September 1, 2007 and September 2, 2006, sales of products to Merry X-Ray Corporation (“Merry X-Ray”) represented 31% and 35% of total sales, respectively. Approximately 36% and 35% of accounts receivable pertained to Merry X-Ray at September 1, 2007 and June 2, 2007, respectively. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

E-Z-EM, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 1, 2007 and September 2, 2006 (unaudited) NOTE L - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen weeks ended September 1, 2007 no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A – “Risk Factors” in our Form 10-K filing for the 2007 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new imaging contrast agents, for example VoLumen, that allow enhanced images from CT and CT Angiography applications utilizing Multi-detector CT technology. We also manufacture and market a line of CT power injectors that deliver injectable CT contrast agents.

In addition to our products for the radiology market, we also market a unique healthcare decontaminant product. RSDL skin decontaminant (“RSDL”) is a liquid skin decontaminant that neutralizes or removes a broad spectrum of chemical warfare and T-2 toxic agents. In April 2005, we purchased from our strategic partner, O’Dell Engineering, all its assets related to the RSDL technology. We now have exclusive, worldwide rights to the RSDL technology for the military and first-responder markets. Prior to the acquisition, we were the exclusive manufacturer of RSDL under an agreement between O’Dell Engineering and our Canadian subsidiary. In March 2007, the U.S. Department of Defense (DoD) determined that RSDL had satisfied all final configuration testing criteria, and was approved for initial procurements by the individual service branches. The decision, known as Milestone C, cleared the way for deployment of RSDL to war-fighters as the DoD’s next generation skin decontaminant for protection against chemical warfare agents. In March 2007, we received an initial order for $5.07 million for RSDL from the U.S. Army Space and Missile Command. At the DoD’s request, we are currently storing RSDL product at our facilities, with a carrying value of approximately $1.2 million and a current sales value of approximately $3.6 million, relating to this initial order. The DoD inspected and formally accepted this product in May 2007 and paid for this product in July 2007. The product is currently pending physical delivery, which we expect to occur in our second fiscal quarter, at which time we will recognize the revenue from this transaction. We have subsequently received several additional orders from the U.S. Army Space and Missile Command with a combined value of approximately $12.5 million for RSDL and its training variant. We expect to ship these orders by the end of our fiscal year. Revenues will be recognized when the product is shipped.

In fiscal 2007, we completed the wind-down of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), our wholly owned Japanese subsidiary. We decided to close Toho and exit this market because we were unable to generate sufficient income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For the quarter ended September 2, 2006, Toho is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

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

The CT imaging market in calendar 2007 has been hindered by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced the Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. The impact of DRA is being felt in the market and remains to be quantified. Some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses.

Results of Operations

Our quarters ended September 1, 2007 and September 2, 2006 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended September 1, 2007, we reported net earnings of $645,000, or $.06 per common share on both a basic and diluted basis, as compared to net earnings of $1,562,000, or $.14 per common share on both a basic and diluted basis, for the comparable period of last year.

The following table sets forth earnings from continuing operations and loss from discontinued operation for the quarters ended September 1, 2007 and September 2, 2006:

	2007	2006

	(in thousands)

Earnings from continuing operations	$645	$1,783
Loss from discontinued operation		(221)

Net earnings	$645	$1,562

Our results are expressed as a percentage of net sales for the quarters ended September 1, 2007 and September 2, 2006 in the following table:

	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	56.1	56.4

Gross profit	43.9	43.6

Operating expenses
Selling, general and administrative	36.9	33.3
Research and development	5.9	4.1

Total operating expenses	42.8	37.4

Operating profit	1.1	6.2

Other income (expense)
Interest income	1.3	1.1
Interest expense	(0.2)	(0.2)
Foreign currency exchange gains (losses)	(0.2)	0.7
Other, net	0.6	0.1

Earnings from continuing operations
before income taxes	2.6	7.9

Income tax provision	0.6	2.5

Earnings from continuing operations	2.0	5.4

Loss from discontinued operation,
net of income tax benefit		(0.7)

NET EARNINGS	2.0%	4.7%

Continuing Operations

Operating profit for the current quarter declined by $1,711,000 due to decreased sales and increased operating expenses.

Net sales for the quarter ended September 1, 2007 decreased 1%, or $473,000, as compared to the quarter ended September 2, 2006, due to lower sales volumes, partially offset by price increases and foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $448,000. Price increases accounted for approximately 3% of net sales for the current quarter, as a significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. On a product line basis, the net sales decline resulted primarily from decreased sales of CT imaging contrast products of $1,060,000, X-ray fluoroscopy products of $542,000, healthcare decontaminants of $253,000 and accessory medical devices of $195,000, partially offset by increased sales of CT injector systems of $1,696,000.

The CT imaging market in calendar 2007 has been hindered by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced the Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. The impact of

DRA is being felt in the market and remains to be quantified. Some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses. We believe that this has reduced sales of our CT imaging products in the current quarter and may continue to adversely affect these sales in future quarters.

Net sales in international markets, including direct exports from the United States, increased 2%, or $162,000, for the current quarter from the prior year’s quarter due to foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $403,000, and price increases, which accounted for approximately 2% of net sales in international markets for the current quarter, partially offset by lower sales volumes. On a product line basis, the net sales increase resulted from increased sales of CT imaging products of $429,000, contract manufacturing products of $164,000 and other products of $93,000, partially offset by decreased sales of healthcare decontaminants of $305,000 and X-ray fluoroscopy products of $219,000.

The following table sets forth net sales by product category for the quarters ended September 1, 2007 and September 2, 2006:

	2007		2006

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$8,188	24.8	$9,248	27.6
CT Injector Systems	8,241	25.0	6,545	19.6

Total CT Imaging	16,429	49.8	15,793	47.2
X-Ray Fluoroscopy	10,316	31.3	10,858	32.5
Contract Manufacturing	1,685	5.1	1,684	5.0
Accessory Medical Devices	1,258	3.8	1,453	4.3
Gastroenterology	1,098	3.3	1,135	3.4
Virtual Colonoscopy	1,073	3.3	1,188	3.6
Healthcare Decontaminants	244	0.8	497	1.5
Other	864	2.6	832	2.5

	$32,967	100.0	$33,440	100.0

Gross profit, expressed as a percentage of net sales, was 44% for both the current quarter and the comparable quarter of the prior year. Sales price increases offset increased costs for finished products purchased from our Canadian subsidiary, which were more expensive due to the continued weakening of the U.S. dollar against the Canadian dollar.

Selling, general and administrative (“SG&A”) expenses were $12,168,000 for the quarter ended September 1, 2007 compared to $11,141,000 for the quarter ended September 2, 2006. This increase of $1,027,000, or 9%, was due to costs of $384,000 associated with an increase in the size of our North American sales force, legal fees of $262,000 incurred in the defense of the Tyco lawsuit, severance costs of $216,000, and unfavorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ SG&A expenses to U.S. dollars for financial reporting purposes by $186,000. We expect to continue to incur legal fees associated with the defense of the Tyco lawsuit until this matter is settled.

Research and development (“R&D”) expenditures increased 41% for the current quarter to $1,935,000, or 6% of net sales, from $1,376,000, or 4% of net sales, for the comparable quarter of the prior year due primarily to increased general regulatory costs of $278,000, resulting from additional personnel to support planned increases in international product registrations, and increased costs of $247,000 for CT imaging and X-ray fluoroscopy projects. Of the R&D expenditures for the current quarter, approximately 53% related to CT imaging and X-ray fluoroscopy projects, 32% to general regulatory costs, 7% to gastroenterology projects, 3% to virtual colonoscopy projects, 2% to healthcare decontaminant projects and 3% to other projects. R&D expenditures are expected to be 5% of net sales for the remainder of this fiscal year.

Other income (expense) totaled $477,000 of income for the current quarter compared to income of $560,000 for the comparable period of last year. This decline is due primarily to unfavorable changes in foreign currency exchange gains and losses of $275,000, resulting from the weakening of the U.S. dollar in the current quarter, partially offset by gains of $126,000 on the sale of non-core equity securities in the current quarter and increased interest income of $64,000.

For the quarter ended September 1, 2007, our effective tax rate of 23% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the quarter ended September 2, 2006, our effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statement of earnings for the quarter ended September 2, 2006 are as follows:

(in thousands)

Net sales
From unaffiliated customers	$194

Total net sales	$194

Loss before income taxes	$(341)
Income tax benefit	(120)

Loss from discontinued operation	$(221)

Liquidity and Capital Resources

For the quarter ended September 1, 2007, operations and capital expenditures were funded by working capital and cash reserves. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At September 1, 2007 and June 2, 2007, we had no outstanding indebtedness for borrowed money. We have available $1,894,000 under a bank line of credit, of which no amounts were outstanding at September 1, 2007.

Our contractual obligations and their effect on liquidity and cash flows as of September 1, 2007 are set forth in the table below. We have no variable interest entities or other off-balance sheet arrangements.

	Payments Due By Period as of September 1, 2007

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)

Contractual Obligations:
Operating leases (1)	$6,443	$1,908	$3,470	$428	$637
Purchase obligations (1)	6,340	6,218	122
Employment contract (1)	720	720
Other liabilities reflected
on the consolidated
balance sheet
Deferred compensation (2)	2,755	99	232	265	2,159
License arrangements	36	36
Accrued severance
benefits	420	420

Total	$16,714	$9,401	$3,824	$693	$2,796

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

At September 1, 2007, approximately $44,428,000, or 32%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 5.32 to 1, with net working capital of $87,272,000, at September 1, 2007, compared to the current ratio of 6.07 to 1, with net working capital of $87,044,000, at June 2, 2007. We believe that our cash reserves, cash provided from operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the quarter ended September 1, 2007, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to the Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 2, 2007. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

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

Changes in our rebate allowance for the quarters ended September 1, 2007 and September 2, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$2,082	$1,866
Provision for rebates	7,829	6,691
Rebate credits issued	(7,797)	(6,418)

Ending balance	$2,114	$2,139

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $1,042,000 and $1,003,000 at September 1, 2007 and June 2, 2007, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment histories and customers’ current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 36% and 35% of our total accounts receivable balances at September 1, 2007 and June 2, 2007, respectively, were concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the quarters ended September 1, 2007 and September 2, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$928	$888
Provision for (reduction in) doubtful accounts	(24)	23

Ending balance	$904	$911

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

As of June 3, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material effect on our financial condition or results of operations.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At September 1, 2007 and June 2, 2007, our reserve for excess and obsolete inventory was $1,346,000 and $1,243,000, respectively.

Effects of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of June 3, 2007. The adoption of FIN 48 has not had a material effect on our financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments and financing, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2007 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at September 1, 2007, our assets and liabilities would increase or decrease by $4,823,000 and $1,015,000, respectively, and our net sales and net earnings would increase or decrease by $2,912,000 and $340,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at September 1, 2007, our pre-tax earnings would be favorably or unfavorably impacted by approximately $1,002,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of September 1, 2007, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $24,065,000. The bonds bear interest at a floating rate established between seven and 35 days. For the quarter ended September 1, 2007, the after-tax interest rate on the bonds approximated 4.0%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $241,000 on an annual basis.

As of September 1, 2007, we did not maintain any fixed or variable interest rate financing.

As of September 1, 2007, we have available $1,894,000 under a working capital bank line of credit, of which no amounts were outstanding. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 1, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 1, 2007, to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended September 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II:  Other Information

Item 1.   Legal Proceedings

On June 20, 2007, an action was filed against us entitled Tyco Healthcare Group LP, Mallinckrodt Inc. and Liebel-Flarsheim Company vs. E-Z-EM, Inc. Case no. 2-07CV-262 in the U.S. District Court for the Eastern District of Texas, Marshall Division. The complaint alleged that we willfully, deliberately and intentionally infringed and are continuing to infringe on U.S. patent no. 5,868,710 (the “710 patent”) by making, using, offering to sell, selling and/or importing certain injector systems, including but not limited to our Empower CT® and Empower CTA® injectors. The complaint alleged that our actions have caused, and will continue to cause, the plaintiffs to suffer substantial damage and irreparable injury. The complaint sought to prohibit us from continuing to market and sell these products and asked for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest.

On August 30, 2007, we filed an answer denying the allegations in the complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. We also moved to dismiss Tyco and Mallinckrodt as plaintiffs for lack of standing. The parties entered into a stipulation to remove Tyco as a plaintiff in the action and, on September 19, 2007, the court ordered the dismissal of Tyco with prejudice.

On September 18, 2007, Mallinckrodt and Liebel-Flarsheim filed a first amended complaint that substantially restated the claims alleged in the initial complaint. On October 1, 2007, we filed our answer denying the allegations in the first amended complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. We believe that we have valid defenses to the infringement claims, including invalidity of certain claims of the 710 patent, and intend to defend the matter vigorously.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities None. Item 4. Submission Of Matters to a Vote of Security Holders None. Item 5. Other Information None. Item 6. Exhibits

No.	Description	Page

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(a)

3.2	Amended and Restated By-laws of the Registrant	(b)

10.1	Employment agreement dated as of June 27, 2007, between E-Z-EM, Inc. and Anthony A. Lombardo	(c)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	39

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	41

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	43

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	44

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

(c)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date October 11, 2007	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President, Chief Executive Officer, Director (Principal Executive Officer)

Date October 11, 2007	/s/ Joseph A. Cacchioli

Joseph A. Cacchioli, Vice President - Controller and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

- 38 -