Form 10-Q
period 2007-12-01
E-Z-EM, Inc.
filed 2008-01-10
CIK 727008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 1, 2007

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

Yes   ☐          No  ☒

As of January 4, 2008, there were 11,085,080 shares of the issuer’s common stock outstanding.

E-Z-EM, Inc. and Subsidiaries

INDEX

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 1, 2007	June 2, 2007

	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,887	$8,037
Debt and equity securities, at fair value	34,671	36,163
Accounts receivable, principally trade, net of allowance for doubtful accounts of $882 and $928 at December 1, 2007 and June 2, 2007, respectively	26,334	23,460
Inventories, net	34,305	29,799
Refundable income taxes	460	981
Other current assets	4,189	5,788

Total current assets	109,846	104,228

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization of $31,434 and $28,574 at December 1, 2007 and June 2, 2007, respectively	19,583	16,863

INTANGIBLE ASSETS, less accumulated amortization of $1,963 and $1,591 at December 1, 2007 and June 2, 2007, respectively	3,008	3,380

DEBT AND EQUITY SECURITIES, at fair value		1,196

CASH SURRENDER VALUE OF LIFE INSURANCE	6,739	6,471

OTHER ASSETS	4,063	2,804

Total assets	$143,239	$134,942

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 1, 2007	June 2, 2007

	(unaudited)	(audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,400	$7,574
Accrued liabilities	8,910	8,435
Accrued income taxes	741	1,175

Total current liabilities	18,051	17,184

NONCURRENT LIABILITIES	3,693	3,721

Total liabilities	21,744	20,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share - authorized, 1,000,000 shares; issued, none
Common stock, par value $.10 per share - authorized, 16,000,000 shares; issued and outstanding 11,085,080 shares at December 1, 2007 and 10,976,549 shares at June 2, 2007 (excluding 89,205 shares held in treasury at December 1, 2007 and June 2, 2007)	1,109	1,098
Additional paid-in capital	33,714	31,779
Retained earnings	76,211	72,806
Accumulated other comprehensive income	10,461	8,354

Total stockholders’ equity	121,495	114,037

Total liabilities and stockholders’ equity	$143,239	$134,942

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Net sales	$43,637	$34,171	$76,604	$67,611
Cost of goods sold	24,814	18,882	43,315	37,731

Gross profit	18,823	15,289	33,289	29,880

Operating expenses
Selling, general and administrative	12,767	11,437	24,899	22,578
Costs associated with planned merger	1,031		1,067
Research and development	1,654	1,559	3,589	2,935

Total operating expenses	15,452	12,996	29,555	25,513

Operating profit	3,371	2,293	3,734	4,367

Other income (expense)
Interest income	383	311	803	667
Interest expense	(74)	(106)	(144)	(176)
Foreign currency exchange gains (losses)	(227)	247	(283)	466
Other, net	600	56	783	111

Earnings from continuing operations before income taxes	4,053	2,801	4,893	5,435

Income tax provision	1,293	983	1,488	1,834

Earnings from continuing operations	2,760	1,818	3,405	3,601

Loss from discontinued operation, net of income tax benefit of $19 and 139 for the thirteen and twenty-six weeks ended December 2, 2006		(14)		(235)

NET EARNINGS	$2,760	$1,804	$3,405	$3,366

Basic earnings (loss) per common share
From continuing operations	$0.25	$0.17	$0.31	$0.33
From discontinued operation, net of income tax benefit				(0.02)

From total operations	$0.25	$0.17	$0.31	$0.31

Diluted earnings (loss) per common share
From continuing operations	$0.25	$0.16	$0.30	$0.32
From discontinued operation, net of income tax benefit				(0.02)

From total operations	$0.25	$0.16	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended December 1, 2007
(unaudited)
(in thousands, except share data)

					Accumulated other comprehensive income
	Common stock		Additional paid-in capital			Total	Compre- hensive income
				Retained earnings
	Shares	Amount

Balance at June 2, 2007	10,976,549	$1,098	$31,779	$72,806	$8,354	$114,037

Exercise of stock options	100,781	10	1,434			1,444
Income tax benefits on stock options exercised			186			186
Compensation related to stock option plans			156			156
Issuance of stock	7,750	1	159			160
Net earnings				3,405		3,405	$3,405
Unrealized holding loss on debt and equity securities
Arising during the period					(176)	(176)	(176)
Reclassification adjustment for gains included in net earnings					(437)	(437)	(437)
Foreign currency translation adjustments					2,720	2,720	2,720

Comprehensive income							$5,512

Balance at December 1, 2007	11,085,080	$1,109	$33,714	$76,211	$10,461	$121,495

The accompanying notes are an integral part of this financial statement.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Twenty-six weeks ended

	December 1, 2007	December 2, 2006

Cash flows from operating activities:
Net earnings	$3,405	$3,366
Loss from discontinued operation, net of tax		235
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,977	1,755
Gain on sale of investments	(669)
Provision for (reduction in) doubtful accounts	(18)	46
Deferred income tax provision	165	648
Stock option compensation cost	156	42
Stock compensation cost	160	134
Changes in operating assets and liabilities, net of business divested
Accounts receivable	(2,487)	(2,392)
Inventories	(3,171)	(892)
Other current assets	2,298	1,470
Other assets	(1,385)	(23)
Accounts payable	688	253
Accrued liabilities	289	(2,385)
Accrued income taxes	(457)	309
Other noncurrent liabilities	(73)	38
Net cash used in operating activities of discontinued operation		(123)

Net cash provided by operating activities	878	2,481

Cash flows from investing activities:
Additions to property, plant and equipment, net	(3,642)	(3,502)
Available-for-sale securities
Purchases	(79,675)	(226,025)
Proceeds from sale	82,093	230,376
Net cash provided by investing activities of discontinued operation		2

Net cash provided by (used in) investing activities	(1,224)	851

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Twenty-six weeks ended

	December 1, 2007	December 2, 2006

Cash flows from financing activities:
Repayments of debt		$(26)
Proceeds from exercise of stock options	$1,444	760
Tax benefit on exercise of stock options	186	339
Net cash used in financing activities of discontinued operation		(148)

Net cash provided by financing activities	1,630	925

Effect of exchange rate changes on cash and cash equivalents	566	(948)

INCREASE IN CASH AND CASH EQUIVALENTS	1,850	3,309

Cash and cash equivalents
Beginning of period	8,037	6,749

End of period	$9,887	$10,058

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$105	$103

Income taxes (net of refunds of $468 and $1,161 in 2007 and 2006, respectively)	$1,060	$(398)

The accompanying notes are an integral part of these financial statements.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
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

Basis of Presentation

The consolidated balance sheet as of December 1, 2007, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-six weeks ended December 1, 2007, the consolidated statements of earnings for the thirteen and twenty-six weeks ended December 1, 2007 and December 2, 2006, and the consolidated statements of cash flows for the twenty-six weeks ended December 1, 2007 and December 2, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2007 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at December 1, 2007 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 2, 2007, filed by the Company on August 16, 2007. The results of operations for the periods ended December 1, 2007, and December 2, 2006, are not necessarily indicative of the operating results for the respective full years.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

The consolidated financial statements include the accounts of E-Z-EM, Inc. and all wholly owned subsidiaries. Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), the Company’s wholly owned Japanese subsidiary, is reported separately as a discontinued operation for the periods ended December 2, 2006 within the consolidated financial statements (see Note C). All significant intercompany balances and transactions have been eliminated.

NOTE B - MERGER AGREEMENT

On October 30, 2007, the Company, Bracco Diagnostics, Inc., a Delaware corporation (“Bracco”), Eagle Acquisition Sub, Inc., a wholly owned subsidiary of Bracco (“Merger Sub”), and, for limited purposes, Bracco Imaging S.p.A., an Italian corporation (“Bracco Imaging”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving entity and a wholly owned subsidiary of Bracco. Bracco is the U.S.-based subsidiary of the Bracco Group, which is headquartered in Milan, Italy.

Under the terms of the Merger Agreement, at the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company (other than shares held by Bracco, Merger Sub, the Company or any of their respective wholly owned subsidiaries, or shares held by any stockholders exercising appraisal rights) will be converted into the right to receive $21.00 in cash per share (without interest and subject to any required tax withholding).

The Merger Agreement has been approved unanimously by the Board of Directors of the Company, with the two non-independent directors abstaining.

The Merger Agreement contains customary representations and warranties by the Company, Bracco and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters. Additionally, the Company has agreed not to solicit alternative transactions or, subject to certain exceptions relating to unsolicited proposals, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction. The Company has also agreed that during the pendency of the Merger it will operate its business in the ordinary course of business consistent with past practice and not to take certain actions specified in the Merger Agreement.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE B - MERGER AGREEMENT (continued)

Consummation of the Merger is subject to the satisfaction of customary closing conditions, including (i) the approval of the Merger by the Company’s stockholders, (ii) the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger, (iii) the accuracy of the representations and warranties of the other party (subject to the materiality standards and, with respect to the Company’s representations, an overall material adverse effect standard contained in the Merger Agreement), and (iv) compliance in all material respects of the other party with its covenants. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Exon-Florio provision of the Defense Protection Act of 1950, and the receipt of regulatory approvals under German competition regulations. All of the initial filings and notifications required to obtain such antitrust and other regulatory approvals have been made, although neither the Company nor Bracco has yet obtained any of such antitrust or other regulatory approvals required to complete the merger. Stockholders will be asked to vote on the proposed transaction at a special meeting on a date to be announced. The Company currently anticipates that it will file its preliminary proxy statement regarding the merger in January 2008 and that, if all of the conditions to consummating the merger are satisfied, the merger will close in the first or second calendar quarter of 2008. Availability of financing for the Merger is not a condition to Bracco’s obligation to complete the Merger, and Bracco Imaging has agreed to cause Bracco to have sufficient funds to pay the merger consideration and otherwise satisfy its obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Bracco and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company will be required to pay Bracco a termination fee of $9.0 million.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties. Accordingly, they should not be relied on as statements of factual information. Stockholders are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or its subsidiaries.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE B - MERGER AGREEMENT (continued)

Concurrently with the entry into the Merger Agreement, certain stockholders of the Company owning an aggregate of approximately 34% of the Company’s outstanding shares as of October 30, 2007, entered into a voting agreement with Bracco and the Company pursuant to which they have agreed, subject to certain exceptions, to vote in favor of adopting the Merger Agreement and approving the Merger and the transactions contemplated thereby and against any transaction or other action that is or would reasonably be expected to prevent or materially delay the merger and the other transactions contemplated by the Merger Agreement.

For the thirteen and twenty-six weeks ended December 1, 2007, merger costs, primarily legal, accounting and investment banking fees, aggregated $1,031,000 and $1,067,000, respectively.

NOTE C – DISCONTINUED OPERATION

In fiscal 2007, the Company completed the wind-down of Toho. The Company decided to close Toho and exit the Japanese market because it was unable to generate sufficient income from operations and grow the business due to a limited product offering and scope of operation. Also, a change in manufacturing location required a re-registration of Toho’s principal products with Japanese regulatory authorities, resulting in a projected interruption of supply during the first quarter of fiscal 2007. Management planned a market withdrawal on a staged basis so that inventory could be sold, accounts receivable collected and the property sold in an organized fashion, while also satisfying all outstanding liabilities.

As a result of this exit, foreign currency translation gains (losses) of $10,000 and ($23,000), respectively, included in accumulated other comprehensive income have been charged to results of operations for the thirteen and twenty-six weeks ended December 2, 2006 in accordance with EITF Issue No. 01-5,“Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal. For the periods ended December 2, 2006, Toho is accounted for as a discontinued operation in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE C – DISCONTINUED OPERATION (continued)

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

Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statements of earnings are as follows:

	Thirteen weeks ended December 2, 2006	Twenty-six weeks ended December 2, 2006

	(in thousands)

Net sales (credits) from unaffiliated customers	$(11)	$183

Total net sales (credits)	$(11)	$183

Loss before income taxes	$(33)	$(374)
Income tax benefit	(19)	(139)

Loss from discontinued operation	$(14)	$(235)

NOTE D - STOCK-BASED COMPENSATION

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE D - STOCK-BASED COMPENSATION (continued)

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

For the thirteen and twenty-six weeks ended December 1, 2007, the Company recognized pre-tax share-based compensation expense of $78,000 ($51,000 after tax effects) and $156,000 ($102,000 after tax effects), respectively, for awards to members of the Board of Directors granted during the fourth quarter of fiscal 2007. For the thirteen and twenty-six weeks ended December 2, 2006, the Company recognized pre-tax share-based compensation expense of $21,000 ($14,000 after tax effects) and $42,000 ($27,000 after tax effects), respectively, for options granted in prior years to a former director serving as a consultant. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings. The Company recognizes share-based compensation costs on a straight-line basis over the service period. At December 1, 2007, there was $156,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company’s stock-based compensation plans, which will be recognized over a weighted-average remaining life of approximately one-half year.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE D - STOCK-BASED COMPENSATION (continued)

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

2004 Stock and Incentive Award Plan

In October 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to employees, directors and other service providers. A total of 1,708,425 shares (including 700,000 shares authorized in October 2006) of the Company’s common stock are available for issuance under the 2004 Plan, including 576,346 shares and 82,079 shares reallocated from the 1983 Stock Option Plan and 1984 Directors and Consultants Stock Option Plan, respectively. A committee of the board administers the 2004 Plan. The committee determines the vesting terms and exercise price of options granted under the 2004 Plan and the terms and conditions of any other awards made under the 2004 Plan. For all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, and up to 800,000 shares of the Company’s common stock may be issued upon exercise of incentive stock options. No awards may be granted under the 2004 Plan after October 26, 2014. At December 1, 2007, there were 696,175 shares available for grants of options and other awards under the 2004 Plan.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE D - STOCK-BASED COMPENSATION (continued)

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model based on weighted-average assumptions for all plans for expected life (years), expected volatility, risk-free interest rate, dividend yield and pre-vesting forfeitures. No options were granted during the thirteen and twenty-six weeks ended December 1, 2007 and December 2, 2006.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE D - STOCK-BASED COMPENSATION (continued)

of grant) and are subject to such other terms and conditions as the administrators have determined. No further options will be issued under the 1983 Plan.

The following is a summary of the stock option activity during the twenty-six weeks ended December 1, 2007:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,279	$12.45	6.80
Exercised	(101)	14.33	7.29

Outstanding at end of period	1,178	$12.29	6.23	$9,907

Vested or expected to vest at end of period	1,143	$12.16	6.13	$9,767

Exercisable at end of period	1,143	$12.16	6.13	$9,767

The following is a summary of the stock option activity during the twenty-six weeks ended December 2, 2006:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000)

Outstanding at beginning of period	1,358	$12.23	7.65
Exercised	(67)	$11.37	6.46
Forfeited	(7)	$12.97	7.75

Outstanding at end of period	1,284	$12.27	7.19	$5,179

Vested or expected to vest at end of period	1,284	$12.27	7.19	$5,179

Exercisable at end of period	1,284	$12.27	7.19	$5,179

The aggregate intrinsic value in the table above is before applicable income taxes and is based on the Company’s closing stock price as of the last business day of the respective period. The total intrinsic value of stock options exercised during the thirteen and twenty-six weeks ended December 1, 2007 was $621,000. The total intrinsic value of stock options exercised during the thirteen and twenty-six weeks ended December 2, 2006 was $272,000 and $323,000, respectively.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE D - STOCK-BASED COMPENSATION (continued)

The Company received cash of $1,444,000 from stock options exercised during the thirteen and twenty-six weeks ended December 1, 2007, and $710,000 and $760,000 from stock options exercised during the thirteen and twenty-six weeks ended December 2, 2006, respectively. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The Company realized tax benefits of $186,000 from the exercise of stock options during the thirteen and twenty-six weeks ended December 1, 2007 and $224,000 and $339,000 from the exercise of stock options during the thirteen and twenty-six weeks ended December 2, 2006, respectively.

On November 1, 2007 and November 1, 2006, the Company issued 7,750 shares of common stock to members of its Board of Directors and, as a result, recognized share-based compensation expense of $160,000 and $133,000 for the thirteen and twenty-six weeks ended December 1, 2007 and December 2, 2006, respectively. These expenses are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

NOTE E - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common shares and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price of the common shares during the period.

The following table sets forth the reconciliation of the weighted average number of common shares:

	Thirteen weeks ended		Twenty-six weeks ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

	(in thousands)

Basic	11,014	10,892	10,995	10,880
Effect of dilutive securities (stock options)	244	195	218	193

Diluted	11,258	11,087	11,213	11,073

Excluded from the calculation of earnings per common share, are options to purchase 224,750 shares of common stock for the thirteen and twenty-six weeks ended December 2, 2006 as their inclusion would be anti-dilutive. The range of exercise prices of the excluded options was $15.64 to $17.49 per share for the thirteen and twenty-six weeks ended December 2, 2006.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE F - EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 3, 2007. The adoption of FIN 48 has not had a material effect on the Company’s financial condition or results of operations.

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

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE G - COMPREHENSIVE INCOME

          The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

	(in thousands)

Net earnings	$2,760	$1,804	$3,405	$3,366
Unrealized holding gain (loss) on debt and equity securities:
Arising during the period	92	77	(176)	177
Reclassification adjustment for gains included in net earnings	(355)		(437)
Foreign currency translation adjustments arising during the period	2,469	(1,213)	2,720	(1,253)

Comprehensive income	$4,966	$668	$5,512	$2,290

The components of accumulated other comprehensive income, net of related tax, are as follows:

			December 1, 2007	June 2, 2007

			(in thousands)

Unrealized holding gain on debt and equity securities				$613
Cumulative translation adjustments			$10,461	7,741

Accumulated other comprehensive income			$10,461	$8,354

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE H - DEBT AND EQUITY SECURITIES

          Debt and equity securities at December 1, 2007 consisted of the following:

	Amortized cost	Fair value

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in one through 10 years	$9,300	$9,300
Due after 10 years and through 20 years	200	200
Due after 20 years	25,155	25,155
Other	16	16

	$34,671	$34,671

Debt and equity securities at June 2, 2007 consisted of the following:
	Amortized cost	Fair value	Unrealized holding gain

	(in thousands)

Current
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$18,400	$18,400
Due after 20 years	17,575	17,575
Other	188	188

	$36,163	$36,163

Noncurrent
Available-for-sale securities (carried on the balance sheet at fair value)
Equity securities	$257	$1,196	$939

	$257	$1,196	$939

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE H - DEBT AND EQUITY SECURITIES (continued)

During the thirteen and twenty-six weeks ended December 1, 2007, the Company sold 32,332 shares and 42,332 shares, respectively, of its investment in Vital Images Inc. The Company recognized gains on these sales totaling $543,000 and $669,000, respectively, during the thirteen and twenty-six weeks ended December 1, 2007, which are included in the consolidated statements of earnings under the caption “Other, net”.

NOTE I - INVENTORIES

Inventories consist of the following:

	December 1, 2007	June 2, 2007

	(in thousands)

Finished goods	$16,648	$15,016
Work in process	500	247
Raw materials	17,157	14,536

	$34,305	$29,799

NOTE J - INCOME TAXES

For the thirteen weeks ended December 1, 2007, the Company’s effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the twenty-six weeks ended December 1, 2007, the Company’s effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses.

For the thirteen weeks ended December 2, 2006, the Company’s effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses and state income taxes, partially offset by tax-exempt income. For the twenty-six weeks ended December 2, 2006, the Company’s effective tax rate of 34% equaled the Federal statutory tax rate as the effects of non-deductible expenses offset tax-exempt income.

The Company files a Federal income tax return and tax returns in various state jurisdictions. The Company’s subsidiaries also file tax returns in their local jurisdictions of Canada, the United Kingdom and the Netherlands.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

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

On August 30, 2007, the Company filed an answer denying the allegations in the complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. The Company also moved to dismiss Tyco and Mallinckrodt as plaintiffs for lack of standing. The parties entered into a stipulation to remove Tyco as a plaintiff in the action and, on September 19, 2007, the court ordered the dismissal with prejudice of Tyco from the action.

E-Z-EM, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2007 and December 2, 2006
(unaudited)

NOTE K – CONTINGENCIES (continued)

On September 18, 2007, Mallinckrodt and Liebel-Flarsheim filed a first amended complaint that substantially restated the claims alleged in the initial complaint. On October 1, 2007, the Company filed an answer denying the allegations in the first amended complaint, pleading several affirmative defenses and bringing a counterclaim seeking a declaration that the claims of the 710 patent are invalid. The Company believes that it has valid defenses to the infringement claims, including invalidity of certain claims of the 710 patent, and intends to defend the matter vigorously.

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Concentration of Credit Risk

For the thirteen weeks ended December 1, 2007 and December 2, 2006, sales of products to Merry X-Ray Corporation (“Merry X-Ray”) represented 25% and 34% of total sales, respectively. For the twenty-six weeks ended December 1, 2007 and December 2, 2006, sales of products to Merry X-Ray represented 28% and 34% of total sales, respectively. Approximately 28% and 35% of accounts receivable pertained to Merry X-Ray at December 1, 2007 and June 2, 2007, respectively. While the accounts receivable related to Merry X-Ray are significant, the Company does not believe the credit risk to be significant given the consistent payment history of this distributor.

NOTE L - COMMON STOCK

Stock Repurchase Program

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock at an aggregate purchase price of up to $3,000,000. During the thirteen and twenty-six weeks ended December 1, 2007 no shares were repurchased under this program. In aggregate, the Company has repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Proposed Merger with Bracco Diagnostics, Inc.

On October 30, 2007, we, Bracco Diagnostics, Inc., a Delaware corporation (“Bracco”), Eagle Acquisition Sub, Inc., a wholly owned subsidiary of Bracco (“Merger Sub”), and, for limited purposes, Bracco Imaging S.p.A., an Italian corporation (“Bracco Imaging”) entered into a definitive Agreement and Plan of Merger (the “merger agreement”). Under the terms of the merger agreement,

Merger Sub will merge with and into E-Z-EM (the “merger”), with E-Z-EM continuing after the merger as the surviving entity and a wholly owned subsidiary of Bracco. Bracco is the U.S.-based subsidiary of the Bracco Group, which is headquartered in Milan, Italy.

Under the terms of the merger agreement, at the effective time of the merger, each of our issued and outstanding shares of common stock (other than shares held by Bracco, Merger Sub, E-Z-EM or any of their respective wholly owned subsidiaries, or shares held by any stockholders exercising appraisal rights) will be converted into the right to receive $21.00 in cash per share (without interest and subject to any required tax withholding).

The merger agreement has been approved unanimously by our board of directors, with the two non-independent directors abstaining.

The merger agreement contains customary representations and warranties by us, Bracco and Merger Sub. The merger agreement also contains customary covenants and agreements, including with respect to the operation of our business and that of our subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters. Additionally, we have agreed not to solicit alternative transactions or, subject to certain exceptions relating to unsolicited proposals, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction. We have also agreed that during the pendency of the merger we will operate our business in the ordinary course of business consistent with past practice and not take certain actions specified in the merger agreement.

Consummation of the merger is subject to the satisfaction of customary closing conditions, including (i) the approval of the merger by our stockholders, (ii) the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the merger, (iii) the accuracy of the representations and warranties of the other party (subject to the materiality standards and, with respect to our representations, an overall material adverse effect standard contained in the merger agreement), and (iv) compliance in all material respects of the other party with its covenants. In addition, the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Exon-Florio provision of the Defense Protection Act of 1950, and the receipt of regulatory approvals under German competition regulations. All of the initial filings and notifications required to obtain such antitrust and other regulatory approvals have been made, although neither we nor Bracco have yet obtained any of such antitrust or other regulatory approvals required to complete the merger. Stockholders will be asked to vote on the proposed transaction at a special meeting on a date to be announced. We currently anticipate that we will file our preliminary proxy statement regarding the merger in January 2008 and that, if all of the conditions to consummating the merger are satisfied, the merger will close in the first or second calendar quarter of 2008. Availability of financing for the merger is not a condition to Bracco’s obligation to complete the merger, and Bracco Imaging has agreed to cause Bracco to have sufficient funds to pay the merger consideration and otherwise satisfy its obligations under the merger agreement.

The merger agreement contains certain termination rights for both us and Bracco and provides that, upon termination of the merger agreement under specified circumstances described in the merger agreement, we will be required to pay Bracco a termination fee of $9.0 million.

The merger agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties. Accordingly, they should not be relied on as statements of factual information. Stockholders are not third-party beneficiaries under the merger agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or our condition or that of our subsidiaries.

Concurrently with the entry into the merger agreement, certain stockholders of E-Z-EM owning an aggregate of approximately 34% of our outstanding shares as of October 30, 2007, entered into a voting agreement with Bracco and us pursuant to which they have agreed, subject to certain exceptions, to vote in favor of adopting the merger agreement and approving the merger and the transactions contemplated thereby and against any transaction or other action that is or would reasonably be expected to prevent or materially delay the merger and the other transactions contemplated by the merger agreement.

Overview

We are a leading provider of medical diagnostic contrast agents and devices used in the diagnosis of abdominal disease. Our customers include radiologists, gastroenterologists and speech language pathologists. Our focus has been on becoming a worldwide CT solutions company for the computed tomography (CT) market. This focus is driven by the trend away from older fluoroscopic procedures (e.g., barium enema) to CT-based applications for imaging the entire abdominal tract because of the enhanced benefits of Multi-detector CT technology.

We have pioneered solutions for the emerging area of Virtual Colonography, which may offer unique capabilities for the early detection of colorectal cancer, and have also developed new imaging contrast agents, for example VoLumen, that allow enhanced images from CT and CT Angiography applications utilizing Multi-detector CT technology. We also manufacture and market a line of CT and MR power injectors that deliver injectable contrast agents.

In addition to our products for the radiology market, we also market a unique healthcare decontaminant product. RSDL skin decontaminant (“RSDL”) is a liquid skin decontaminant that neutralizes or removes a broad spectrum of chemical warfare and T-2 toxic agents. In March 2007, the U.S. Department of Defense (DoD) determined that RSDL had satisfied all final configuration testing criteria, and approved it for initial procurements by the individual service branches. The decision, known as Milestone C, cleared the way for deployment of RSDL as the DoD’s next generation skin decontaminant for protection against chemical warfare agents. In March 2007, we received an initial order for $5.07 million for RSDL from the U.S. Army Space and Missile Command. Since then, we have received additional orders for RSDL and its training variant totaling approximately $12.5 million from the U.S. Army Space and Missile Command. At the DoD’s request, we stored approximately $3.5 million of RSDL product relating to the initial order at our facility pending the DoD’s order to ship. The DoD inspected and formally accepted this product in May 2007 and paid for this product in July 2007. In November

2007, we shipped this product as well as the balance of the initial $5.07 million order and recognized the revenue from this transaction. We expect to ship the balance of these orders by the end of our current fiscal year. Revenues will be recognized when the product is shipped.

Our pricing flexibility is constrained under our agreements with large group purchasing organizations (“GPO” or “GPOs”) - groups of hospitals and other large customers formed to combine purchasing power. Due to the multi-year terms of typical GPO contracts, our ability to pass along base cost increases through increased prices is limited. Consolidation in the healthcare industry has also resulted in a broader product range in typical GPO contracts. Transactions with GPOs are often larger, more complex, and involve more long-term contracts. GPOs’ enhanced purchasing power may continue to increase the pressure on product pricing in the market as a whole. Additionally, some of our competitors have, and may in the future enter into other, agreements with GPOs. In the past, some of these GPOs have not strictly enforced these contracts against their members, and, by lowering our prices, we have been able to continue to sell our products directly to their members. However, should these GPOs determine to enforce this contractual obligation against their members, it could have a material adverse effect on our sales, and thus our operating results, in future periods.

The CT imaging market in calendar 2007 has been adversely affected by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. Although the effect of DRA remains to be quantified, some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses.

In fiscal 2007, we completed the wind-down of Toho Kagaku Kenkyusho Co., Ltd. (“Toho”), our wholly owned Japanese subsidiary. We decided to close Toho and exit this market because we were unable to generate sufficient income from operations to grow the business due to a limited product offering and the scope of Toho’s operations. Also, a recent change in manufacturing location required us to re-register Toho’s principal products with the Japanese regulatory authorities, which we projected would cause an interruption of supply during the first quarter of 2007. We planned a staged market withdrawal to allow us to sell inventory, collect accounts receivable and sell the property in an organized fashion, while also satisfying all outstanding liabilities. For the quarter and six months ended December 2, 2006, Toho is accounted for as a discontinued operation in our financial statements in accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets.”

Results of Operations

Quarters ended December 1, 2007 and December 2, 2006

Our quarters ended December 1, 2007 and December 2, 2006 both represent thirteen weeks.

Consolidated Results of Operations

For the quarter ended December 1, 2007, we reported net earnings of $2,760,000, or $0.25 per common share on both a basic and diluted basis, as compared to net earnings of $1,804,000, or $0.17 and $0.16 per common share on a basic and diluted basis, respectively, for the comparable period of last year.

The following table sets forth earnings from continuing operations and loss from discontinued operation for the quarters ended December 1, 2007 and December 2, 2006:

	2007	2006

	(in thousands)

Earnings from continuing operations	$2,760	$1,818
Loss from discontinued operation		(14)

Net earnings	$2,760	$1,804

Our results are expressed as a percentage of net sales for the quarters ended December 1, 2007 and December 2, 2006 in the following table:

	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	56.9	55.3

Gross profit	43.1	44.7

Operating expenses
Selling, general and administrative	29.2	33.5
Costs associated with planned merger	2.4
Research and development	3.8	4.5

Total operating expenses	35.4	38.0

Operating profit	7.7	6.7

Other income (expense)
Interest income	0.9	0.9
Interest expense	(0.2)	(0.3)
Foreign currency exchange gains (losses)	(0.5)	0.7
Other, net	1.4	0.2

Earnings from continuing operations before income taxes	9.3	8.2

Income tax provision	3.0	2.9

Earnings from continuing operations	6.3	5.3

Loss from discontinued operation, net of income tax benefit		(0.0)

NET EARNINGS	6.3%	5.3%

Continuing Operations

Operating profit for the current quarter increased by $1,078,000 due to increased sales, partially offset by increased operating expenses of $2,456,000, including $1,031,000 in costs incurred in connection with the planned merger with Bracco.

Net sales for the quarter ended December 1, 2007 increased 28%, or $9,466,000, as compared to the quarter ended December 2, 2006, due to higher sales volumes, foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,505,000, and price increases. Price increases accounted for approximately 2.4% of net sales for the current quarter, as a significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted primarily from increased sales of healthcare decontaminants of $5,847,000, CT injector systems of $1,696,000, contact manufacturing products of $1,391,000 and virtual colonoscopy products of $396,000.

The CT imaging market in calendar 2007 has been adversely affected by the Deficit Reduction Act of 2005 (DRA), which took effect on January 1, 2007. The DRA effectively reduced Medicare and Medicaid reimbursement rates for MR, CT and PET/CT procedures performed at outpatient imaging centers. Although the effect of DRA remains to be quantified, some of our customers have advised us that they have delayed plans to purchase imaging equipment, at least in the near term, in order to assess the impact of DRA on their businesses. We believe that this has reduced sales of our CT imaging products in the current quarter and may continue to adversely affect these sales in future quarters.

Net sales in international markets, including direct exports from the United States, increased 27%, or $2,869,000, for the current quarter from the prior year’s quarter due to higher sales volumes, foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $865,000, and price increases, which accounted for approximately 1½% of net sales in international markets for the current quarter. On a product line basis, the net sales increase resulted primarily from increased sales of contact manufacturing products of $800,000, CT injector systems of $691,000, X-ray fluoroscopy products of $654,000 and virtual colonoscopy products of $473,000.

The following table sets forth net sales by product category for the quarters ended December 1, 2007 and December 2, 2006:

	2007		2006

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$9,083	20.8	$9,170	26.8
CT Injector Systems	8,652	19.8	6,956	20.4

Total CT Imaging	17,735	40.6	16,126	47.2
X-Ray Fluoroscopy	11,294	25.9	11,179	32.7
Healthcare Decontaminants	6,196	14.2	349	1.0
Contract Manufacturing	3,113	7.1	1,722	5.0
Virtual Colonoscopy	1,796	4.1	1,400	4.1
Accessory Medical Devices	1,316	3.0	1,226	3.6
Gastroenterology	1,203	2.8	1,062	3.1
Other	984	2.3	1,107	3.3

	$43,637	100.0	$34,171	100.0

Gross profit, expressed as a percentage of net sales, was 43% for the current quarter compared to 45% for the comparable quarter of the prior year due to increased costs for finished products purchased from our Canadian subsidiary, which resulted from the continued weakening of the U.S. dollar against the Canadian dollar, partially offset by sales price increases.

Selling, general and administrative (“SG&A”) expenses were $12,767,000 for the quarter ended December 1, 2007 compared to $11,437,000 for the quarter ended December 2, 2006. This increase of $1,330,000, or 12%, was due primarily to unfavorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ SG&A expenses to U.S. dollars for financial reporting purposes by $400,000, costs of $340,000 associated with an increase in the size of our North American sales force, and legal fees of $261,000 incurred in the defense of the Tyco lawsuit, which is continuing.

Research and development (“R&D”) expenditures for the current quarter increased 6% to $1,654,000, or 4% of net sales, from $1,559,000, or 5% of net sales, for the comparable quarter of the prior year due to increased general regulatory costs resulting from our adding personnel to support planned increases in international product registrations. Of the R&D expenditures for the current quarter, approximately 61% related to CT imaging and X-ray fluoroscopy projects, 31% to general regulatory costs, 4% to gastroenterology projects and 4% to other projects. R&D expenditures are expected to be 5% of net sales for the remainder of this fiscal year.

Other income (expense) totaled $682,000 of income for the current quarter compared to income of $508,000 for the comparable period of last year. This improvement is due primarily to gains of $543,000 from sales of non-core equity securities and increased interest income of $72,000, partially offset by unfavorable changes in foreign currency exchange gains and losses of $474,000, resulting from the weakening of the U.S. dollar.

For the quarter ended December 1, 2007, our effective tax rate of 32% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the quarter ended December 2, 2006, our effective tax rate of 35% differed from the Federal statutory tax rate of 34% due primarily to non-deductible expenses and state income taxes, partially offset by tax-exempt income.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statement of earnings for the quarter ended December 2, 2006 are as follows:

(in thousands)

Net sales (credits) from unaffiliated customers	$(11)

Total net sales (credits)	$(11)

Loss before income taxes	$(33)
Income tax benefit	(19)

Loss from discontinued operation	$(14)

Six months ended December 1, 2007 and December 2, 2006

Our six months ended December 1, 2007 and December 2, 2006 both represent twenty-six weeks.

Consolidated Results of Operations

For the six months ended December 1, 2007, we reported net earnings of $3,405,000, or $0.31 and $0.30 per common share on a basic and diluted basis, respectively, as compared to net earnings of $3,366,000, or $0.31 and $0.30 per common share on a basic and diluted basis, respectively, for the comparable period of last year.

The following table sets forth earnings from continuing operations and loss from discontinued operation for the six months ended December 1, 2007 and December 2, 2006:

	2007	2006

	(in thousands)

Earnings from continuing operations	$3,405	$3,601
Loss from discontinued operation		(235)

Net earnings	$3,405	$3,366

Our results are expressed as a percentage of net sales for the six months ended December 1, 2007 and December 2, 2006 in the following table:

	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	56.5	55.8

Gross profit	43.5	44.2

Operating expenses
Selling, general and administrative	32.5	33.4
Costs associated with planned merger	1.4
Research and development	4.7	4.3

Total operating expenses	38.6	37.7

Operating profit	4.9	6.5

Other income (expense)
Interest income	1.0	1.0
Interest expense	(0.2)	(0.3)
Foreign currency exchange gains (losses)	(0.4)	0.7
Other, net	1.0	0.1

Earnings from continuing operations before income taxes	6.3	8.0

Income tax provision	1.9	2.7

Earnings from continuing operations	4.4	5.3

Loss from discontinued operation, net of income tax benefit		(0.3)

NET EARNINGS	4.4%	5.0%

Continuing Operations

Operating profit for the current period declined by $633,000 due to increased operating expenses of $4,042,000, including $1,067,000 in costs incurred in connection with the planned merger with Bracco, partially offset by increased sales.

Net sales for the six months ended December 1, 2007 increased 13%, or $8,993,000, as compared to the six months ended December 2, 2006, due to higher sales volumes, price increases and foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,953,000. Price increases accounted for approximately 2.7% of net sales for the current period, as a significant portion of our domestic products are sold under fixed pricing, long-term group purchasing organization contracts. On a product line basis, the net sales increase resulted primarily from increased sales of healthcare decontaminants of $5,594,000, CT injector systems of $3,392,000, contract manufacturing products of $1,392,000, partially offset by decreased sales of CT imaging contrast products of $1,147,000 and X-ray fluoroscopy products of $427,000.

Net sales in international markets, including direct exports from the U.S., increased 14%, or $3,031,000, for the current period from the comparable prior year period due to higher sales volumes, foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ sales to U.S. dollars for financial reporting purposes by $1,268,000, and price increases, which accounted for approximately 1.7% of net sales in international markets for the current period. On a product line basis, the net sales increase resulted from increased sales of CT injector systems of $1,251,000, contract manufacturing products of $964,000, virtual colonoscopy products of $533,000 and X-ray fluoroscopy products of $435,000.

The following table sets forth net sales by product category for the six months ended December 1, 2007 and December 2, 2006:

	2007		2006

	$	%	$	%

	(dollars in thousands)

CT Imaging Contrast	$17,271	22.5	$18,418	27.2
CT Injector Systems	16,893	22.1	13,501	20.0

Total CT Imaging	34,164	44.6	31,919	47.2
X-Ray Fluoroscopy	21,610	28.2	22,037	32.6
Healthcare Decontaminants	6,440	8.4	846	1.3
Contract Manufacturing	4,798	6.3	3,406	5.0
Virtual Colonoscopy	2,869	3.7	2,588	3.8
Accessory Medical Devices	2,574	3.4	2,679	4.0
Gastroenterology	2,301	3.0	2,197	3.2
Other	1,848	2.4	1,939	2.9

	$76,604	100.0	$67,611	100.0

Gross profit, expressed as a percentage of net sales, decreased to 43% for the current period from 44% for the comparable period of the prior year due to increased costs for finished products purchased from our Canadian subsidiary, which resulted from the continued weakening of the U.S. dollar against the Canadian dollar, partially offset by sales price increases.

SG&A expenses were $24,899,000 for the six months ended December 1, 2007 compared to $22,578,000 for the six months ended December 2, 2006. This increase of $2,321,000, or 10%, was due to costs of $724,000 associated with an increase in the size of our North American sales force, unfavorable foreign currency exchange fluctuations, which increased the translated amounts of foreign subsidiaries’ SG&A expenses to U.S. dollars for financial reporting purposes by $586,000, legal fees of $523,000 incurred in the defense of the Tyco lawsuit, which is continuing, and severance costs of $216,000.

R&D expenditures for the current period increased 22% to $3,589,000, or 5% of net sales, from $2,935,000, or 4% of net sales, for the comparable period of the prior year due to increased general regulatory costs of $429,000, resulting from our adding personnel to support planned increases in international product registrations, and increased costs of $308,000 for CT imaging and X-ray fluoroscopy projects. Of the R&D expenditures for the current period, approximately 57% related to CT imaging and X-ray fluoroscopy projects, 32% to general regulatory costs, 5% to gastroenterology projects, 1% to virtual colonoscopy projects, 1% to healthcare decontaminant projects and 4% to other projects.

Other income (expense) totaled $1,159,000 of income for the current period compared to income of $1,068,000 for the comparable period of last year. This improvement is due primarily to gains of $669,000 from sales of non-core equity securities and increased interest income of $136,000, partially offset by unfavorable changes in foreign currency exchange gains and losses of $749,000, resulting from the weakening of the U.S. dollar.

For the six months ended December 1, 2007, our effective tax rate of 30% differed from the Federal statutory tax rate of 34% due primarily to tax-exempt income, partially offset by non-deductible expenses. For the six months ended December 2, 2006, our effective tax rate of 34% equaled the Federal statutory tax rate as the effects of non-deductible expenses offset tax-exempt income.

Discontinued Operation

We have consolidated the financial statements of Toho and reported its results as a discontinued operation. Summarized results of operations for Toho as reported in loss from discontinued operation in the accompanying consolidated statement of earnings for the six months ended December 2, 2006 are as follows:

(in thousands)

Net sales from unaffiliated customers	$183

Total net sales	$183

Loss before income taxes	$(374)
Income tax benefit	(139)

Loss from discontinued operation	$(235)

Liquidity and Capital Resources

For the quarter ended December 1, 2007, operations and capital expenditures were funded by working capital and proceeds from the exercise of stock options. Our policy has generally been to fund operations and capital requirements without incurring significant debt. At December 1, 2007 and

June 2, 2007, we had no outstanding indebtedness for borrowed money. We have available $2,000,000 under a bank line of credit, of which no amounts were outstanding at December 1, 2007.

Our contractual obligations and their effect on liquidity and cash flows as of December 1, 2007 are set forth in the table below. We have no variable interest entities or other off-balance sheet arrangements.

	Payments Due By Period as of December 1, 2007

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Operating leases (1)	$6,255	$2,075	$3,231	$341	$608
Purchase obligations (1)	5,090	5,066	24
Employment contract (1)	720	720
Other liabilities reflected on the consolidated balance sheet
Deferred compensation (2)	2,759	107	238	264	2,150
License arrangements	36	36
Accrued severance benefits	116	116

Total	$14,976	$8,120	$3,493	$605	$2,758

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

At December 1, 2007, approximately $44,558,000, or 31%, of our assets consisted of cash and cash equivalents and short-term debt and equity securities. The current ratio was 6.09 to 1, with net working capital of $91,795,000, at December 1, 2007, compared to the current ratio of 6.07 to 1, with net working capital of $87,044,000, at June 2, 2007. We believe that our cash reserves, cash provided from operations and existing bank line of credit will provide sufficient liquidity to meet our cash requirements for the next 12 months.

In March 2003, the Board of Directors authorized the repurchase of up to 300,000 shares of our common stock at an aggregate purchase price of up to $3,000,000. During the quarter and six months ended December 1, 2007, no shares were repurchased under this program. In aggregate, we have repurchased 74,234 shares of common stock for approximately $716,000 under this program.

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

Changes in our rebate allowance for the six months ended December 1, 2007 and December 2, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$2,082	$1,866
Provision for rebates	15,410	12,956
Rebate credits issued	(15,200)	(12,564)

Ending balance	$2,292	$2,258

The rebate allowance is comprised of three components:

•	actual rebate requests received from distributors prior to the closing of our financial statements;

•	an estimate, compiled by distributor, of rebate requests not yet received based on historical submissions, adjusted for any material changes in purchasing patterns or market conditions; and

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

We record revenue on warranties and extended warranties on a straight-line basis over the term of the related warranty contracts, which generally cover one year. Deferred revenues related to warranties and extended warranties were $1,065,000 and $1,003,000 at December 1, 2007 and June 2, 2007, respectively. Service costs are expensed as incurred.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations and adjust credit limits based upon payment histories and customers’ current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. Concentration risk exists relative to our accounts receivable, as 28% and 35% of our total accounts receivable balances at December 1, 2007 and June 2, 2007, respectively, were concentrated in one distributor. While the accounts receivable related to this distributor are significant, we do not believe the credit risk to be significant given the distributor’s consistent payment history.

Changes in our allowance for doubtful accounts for the six months ended December 1, 2007 and December 2, 2006 are as follows:

	2007	2006

	(in thousands)

Beginning balance	$928	$888
Provision for (reduction in) doubtful accounts	(18)	46
Write-offs	(28)	(11)

Ending balance	$882	$923

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

As of June 3, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material effect on our financial condition or results of operations.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At December 1, 2007 and June 2, 2007, our reserve for excess and obsolete inventory was $1,103,000 and $1,243,000, respectively.

Effects of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of June 3, 2007. The adoption of FIN 48 has not had a material effect on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at December 1, 2007, our assets and liabilities would increase or decrease by $5,409,000 and $683,000, respectively, and our net sales and net earnings would increase or decrease by $4,538,000 and $498,000, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at December 1, 2007, our pre-tax earnings would be favorably or unfavorably impacted by approximately $588,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of December 1, 2007, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the principal amount of $34,655,000. The bonds bear interest at a floating rate established between seven and 35 days. For the six months ended December 1, 2007, the after-tax interest rate on the bonds approximated 3.6%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $347,000 on an annual basis.

As of December 1, 2007, we did not maintain any fixed or variable interest rate financing.

As of December 1, 2007, we have available $2,000,000 under a working capital bank line of credit, of which no amounts were outstanding. Advances under this line of credit will bear interest at an annual rate indexed to the Canadian prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 1, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended December 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

E-Z-EM, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 1, 2007.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results. Except as set forth immediately below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

Our business and results of operations are likely to be affected by our announcement of the proposed merger with Bracco.

The uncertainty about the effect of the proposed merger with Bracco may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to defer purchases or other decisions concerning us, or to seek to change existing business relationships with us. Current and prospective customers could be reluctant to purchase our products or services due to uncertainty about the direction of our product offerings and our support and service of existing products after the merger. To the extent that our announcement of the merger creates uncertainty among customers such that one or more customers delay purchase decisions pending consummation of the merger, our results of operations could be adversely affected. Finally, activities relating to the merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and detract us from our ability to generate revenue and control costs. In addition, the merger agreement restricts us from taking certain specified actions without Bracco’s consent until the merger is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Employee retention and recruitment may be particularly challenging during the pendency of the proposed merger, as employees and prospective employees may experience uncertainty about their future roles with Bracco. The departure of existing key employees or the failure of potential key employees to accept employment with us, could have a material adverse impact on our business, financial condition and operating results.

We may suffer negative consequences if the proposed merger with Bracco is not completed.

If the merger is not completed or the merger agreement is terminated, we will be subject to a number of material risks, including:

•	the provision in the merger agreement which provides that under specified circumstances we would be required to pay to Bracco a termination fee of $9.0 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

•	costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;

•

the diversion of management attention from our day-to-day business of and the unavoidable disruption to our employees during the period before the completion of the merger may make it difficult for us to regain our financial position if the merger does not occur;

•

if the merger agreement is terminated and our board of directors seeks another merger or business combination, we cannot be certain that we will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Bracco in the merger; and

•	employees important to our success as a stand-alone company may have left in anticipation of the merger.

If the conditions to our proposed merger with Bracco set forth in the merger agreement are not met, the merger may not occur.

Several conditions must be satisfied in order to complete the proposed merger with Bracco. These conditions are set forth in detail in the merger agreement, which we filed with the SEC on October 30, 2007, as Exhibit 2.1 to our Current Report on Form 8-K. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger. If we do not complete the proposed merger with Bracco, our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid in the proposed merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2007, we issued 1,750 shares of common stock to the Chairman of our board of directors, Paul S. Echenberg, and 1,000 shares of common stock to each of the following directors: Robert J. Beckman, James L. Katz, David P. Meyers, John T. Preston, James H. Thrall and George P. Ward. The shares were issued as part of the directors’ annual compensation in consideration for services rendered as directors for the 12 months ended October 31, 2007, and were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on October 30, 2007, the following persons were elected as directors of our company:

          Class I Directors: (to serve until the 2010 Annual Meeting of Stockholders)

Robert J. Beckman
Paul S. Echenberg
John T. Preston

In this election, 7,271,743, 7,209,740 and 7,292,545 votes were cast for Mr. Beckman, Mr. Echenberg and Mr. Preston, respectively, and 1,905,489, 1,967,492 and 1,884,687 shares were withheld from voting for Mr. Beckman, Mr. Echenberg and Mr. Preston, respectively.

The action of the Board of Directors in appointing Grant Thornton LLP as our independent registered public accounting firm for our fiscal year ending May 31, 2008 was ratified by a vote of 8,169,752 in favor, 944,491 against and 62,989 shares abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description	Page

2.1

Agreement and Plan of Merger by and among Bracco Diagnostics, Inc., Eagle Acquisition Sub, Inc., E-Z-EM, Inc. and Bracco Imaging S.p.A. (for the limited purposes specified herein) dated as of October 30, 2007 (Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request)

(a)

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(b)

3.2	Amended and Restated By-laws of the Registrant	(c)

10.1	Amended and Restated Change in Control Employment Security Agreement, dated as of September 24, 2007, between E-Z-EM, Inc. and Anthony A. Lombardo	(d)

10.2	Amended and Restated Change in Control Employment Security Agreement, dated as of September 24, 2007, between E-Z-EM, Inc. and Joseph A. Cacchioli	(d)

No.	Description	Page

10.3	Form of Change in Control Employment Security Agreement for Senior Vice Presidents of E-Z-EM, Inc. dated as of September 24, 2007	(d)

10.4	Form of Indemnification Agreement, dated as of October 31, 2007, for directors and officers of E-Z-EM, Inc.	(e)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	48

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	50

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	52

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	53

99.1	Voting Agreement dated as of October 30, 2007	(f)

(a) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2007.

(b) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(c) Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

(d) Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2007.

(e) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2007.

(f) Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Z-EM, Inc.

(Registrant)

Date January 10, 2008	/s/ Anthony A. Lombardo

Anthony A. Lombardo, President,
Chief Executive Officer, Director
(Principal Executive Officer)

Date January 10, 2008	/s/ Joseph A. Cacchioli

Joseph A. Cacchioli, Vice President -
Controller and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description	Page

2.1

Agreement and Plan of Merger by and among Bracco Diagnostics, Inc., Eagle Acquisition Sub, Inc., E-Z-EM, Inc. and Bracco Imaging S.p.A. (for the limited purposes specified herein) dated as of October 30, 2007 (Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request)

(a)

3.1	Restated Certificate of Incorporation of the Registrant, as amended	(b)

3.2	Amended and Restated By-laws of the Registrant	(c)

10.1	Amended and Restated Change in Control Employment Security Agreement, dated as of September 24, 2007, between E-Z-EM, Inc. and Anthony A. Lombardo	(d)

10.2	Amended and Restated Change in Control Employment Security Agreement, dated as of September 24, 2007, between E-Z-EM, Inc. and Joseph A. Cacchioli	(d)

10.3	Form of Change in Control Employment Security Agreement for Senior Vice Presidents of E-Z-EM, Inc. dated as of September 24, 2007	(d)

10.4	Form of Indemnification Agreement, dated as of October 31, 2007, for directors and officers of E-Z-EM, Inc.	(e)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	48

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	50

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Anthony A. Lombardo)	52

32.2	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Joseph A. Cacchioli)	53

99.1	Voting Agreement dated as of October 30, 2007	(f)

(a) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2007.

(b) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 8, 2005.

(c) Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005.

(d)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2007.

(e)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2007.

(f)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2007.